Form 10-Q
period 2008-03-31
Macrovision Solutions CORP
filed 2008-05-08
CIK 1424454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-148825

Macrovision Solutions Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 De La Cruz Boulevard, Santa Clara, CA	95050
(Address of principal executive offices)	(Zip Code)

(408) 562-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2008
Common stock, $0.001 par value	102,678,031

MACROVISION SOLUTIONS CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$295,529	$134,070
Short-term investments	66,711	248,194
Accounts receivable, net	33,386	44,327
Deferred tax assets	6,028	4,563
Prepaid expenses and other current assets	11,615	12,135
Assets held for sale	75,316	79,503

Total current assets	488,585	522,792
Long-term marketable investment securities	83,302	57,025
Deferred tax assets	59,983	57,850
Property and equipment, net	8,031	10,011
Other intangibles from acquisitions, net	66,519	69,574
Patents and other assets	19,979	20,697
Goodwill	199,164	199,209

	$925,563	$937,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,762	$6,157
Accrued expenses	22,944	42,468
Deferred revenue	8,251	7,494
Liabilities held for sale	26,462	27,959

Total current liabilities	61,419	84,078
Taxes payable, non-current	58,727	57,026
Convertible senior notes	240,000	240,000
Other non current liabilities	—	436

	360,146	381,540
Stockholders’ equity:
Common stock	61	61
Treasury stock	(138,448)	(138,448)
Additional paid-in capital	486,939	478,951
Accumulated other comprehensive income	7,923	12,407
Retained earnings	208,942	202,647

Total stockholders’ equity	565,417	555,618

	$925,563	$937,158

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$32,238	$36,635
Costs and expenses:
Cost of revenues	5,847	5,200
Amortization of intangibles from acquisitions	3,055	1,226
Research and development	6,130	4,634
Selling and marketing	7,319	8,042
General and administrative	9,024	8,356
Restructuring and asset impairment charges	—	2,056

Total costs and expenses	31,375	29,514

Operating income from continuing operations	863	7,121
Interest expense	(1,962)	(1,976)
Interest income and other, net	5,606	4,878
Gain on sale of strategic investments	5,238	—

Income from continuing operations before income taxes	9,745	10,023
Income taxes	2,469	2,419

Income from continuing operations, net of tax	7,276	7,604
Loss from discontinued operations, net of tax	(981)	(1,896)

Net income	$6,295	$5,708

Basic earnings per share:
Basic income per share from continuing operations	$0.13	$0.15
Basic loss per share from discontinued operations	$(0.01)	$(0.04)

Basic net earnings per share	$0.12	$0.11

Shares used in computing basic net earnings per share	54,030	52,111

Diluted earnings per share:
Diluted income per share from continuing operations	$0.13	$0.14
Diluted loss per share from discontinued operations	$(0.01)	$(0.03)

Diluted net earnings per share	$0.12	$0.11

Shares used in computing diluted net earnings per share	54,078	53,249

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,295	$5,708
Adjustments to reconcile net income to net cash provided by operations:
Loss from discontinued operations, net of tax	981	1,896
Depreciation and amortization	1,816	1,885
Amortization of intangibles from acquisitions	3,055	1,226
Amortization of note issuance costs	359	358
Equity-based compensation	2,589	2,790
Gain on sale of strategic investment	(5,238)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	12,058	2,789
Deferred revenue	725	(1,401)
Prepaid expenses, other current assets and other assets	1,502	(3,640)
Accounts payable, accrued expenses, and other long-term liabilities	(19,925)	(5,392)

Net cash provided by operating activities of continuing operations	4,217	6,219
Net cash provided by operating activities of discontinued operations	4,492	16,007

Net cash provided by operating activities	8,709	22,226
Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(143,197)	(35,800)
Sales or maturities of long and short term marketable investments	294,612	17,122
Advance payments for acquisition of Mediabolic	—	(1,438)
Acquisition of eMeta, net of cash acquired	—	(900)
Purchases of property and equipment	(592)	(357)
Payments for patents and other investing	(1,654)	(344)

Net cash provided by (used in) investing activities of continuing operations	149,169	(21,717)
Net cash used in investing activities of discontinued operations	—	(1,599)

Net cash provided by (used in) investing activities	149,169	(23,316)
Cash flows from financing activities:
Principal payment under capital lease obligation	(608)	(304)
Proceeds from exercise of options and other financing activities	3,485	7,052

Net cash provided by financing activities of continuing operations	2,877	6,748
Effect of exchange rate changes on cash	704	(98)

Net increase in cash and cash equivalents	161,459	5,560
Cash and cash equivalents at beginning of period	134,070	159,666

Cash and cash equivalents at end of period	$295,529	$165,226

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Macrovision Solutions Corporation is a Delaware corporation founded in 2007. On December 6, 2007, Macrovision Corporation and Gemstar-TV Guide International, Inc. entered into a merger agreement for Macrovision Corporation to acquire Gemstar-TV Guide International, Inc. in a cash and stock transaction. Following consummation of the merger on May 2, 2008, Macrovision Solutions Corporation owns both Gemstar-TV Guide International, Inc. and Macrovision Corporation. The common stock of Macrovision Corporation and Gemstar-TV Guide International, Inc. was de-registered after completion of the merger. Macrovision Corporation is the predecessor registrant to Macrovision Solutions Corporation and therefore, for periods prior to May 2, 2008, the consolidated financial statements reflect the financial position and results of operations and cash flows of Macrovision Corporation. As used herein, “Company” refers to Macrovision Corporation and its subsidiaries when referring to periods prior to May 2, 2008.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Macrovision Solutions Corporation and its subsidiaries in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors” contained in Macrovision Corporation’s 2007 Annual Report on Form 10-K/A.

The Condensed Consolidated Statements of Income for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2008, for any future year, or for any other future interim period.

In February 2008, the Company entered into agreements to sell its software and games businesses (hereafter referred to as “Software” and “Games”, respectively). The sales transactions were completed on April 1, 2008. As of March 31, 2008 and December 31, 2007, the Company has reported the assets and liabilities of Software and Games as held for sale. The results of operations and cash flows of Software and Games have been classified as discontinued operations for all periods presented. Prior to such presentation, the Company’s Software and Games businesses were included in the Company’s Software segment and Distribution and Commerce segment, respectively. See Note 4.

On January 1, 2008, the Company adopted Statement of Accounting Financial Standards (“SFAS”) No. 157, “Fair Value” (“SFAS 157”), except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2, (the “FSP”) issued by the Financial Accounting Standards Board (the “FASB”) in February 2008. The non-financial assets and liabilities include items such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The FSP defers the effective date of Statement 157 identified for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 primarily affected disclosure requirements and did not have an impact on the Company’s financial position or operating results. See Note 2.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which was issued by the FASB in February 2007. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company currently has not chosen to present any of the eligible instruments using the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact the Company’s consolidated financial statements.

NOTE 2 – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157, except as it applies to certain non-financial assets and non-financial liabilities as noted in the FSP. SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 establishes a three–tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held fixed income securities and auction rate securities that are required to be measured at fair value on a recurring basis. The following inputs were used to determine the fair value of these securities at March 31, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fixed income available-for-sale securities	$280,845	$—	$280,845	$—
Auction rate securities	80,800	—	—	80,800

Total	$361,645	$—	$280,845	$80,800

Included in fixed income available-for-sale securities is approximately $212 million of cash equivalents consisting of money market funds for which the carrying amount is a reasonable estimate of fair value. The remainder of the Company’s fixed income available-for sale securities consists of commercial paper (15% of total), corporate debt securities (6% of total), US and municipal securities (3% of total), and treasury securities (1% of total).

The Company also has invested in auction rate security instruments, which are classified as available-for-sale securities and reflected at fair value. However, due to recent events in credit markets, the interest rate reset auction events for these instruments held by the Company failed during the first quarter of 2008. Therefore, the fair values of these securities are estimated utilizing a discounted expected future cash flow analysis, considering the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company's auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $3.7 million to accumulated other comprehensive income. The Company’s auction rate securities portfolio at March 31, 2008 includes solely AAA rated investments, comprised of federally insured student loans, municipal and educational authority bonds. Due to the Company's belief that the market for such securities may take in excess of twelve months to fully recover and because the Company has the ability and intent to hold these investments until the market recovers, the Company has classified these investments as long-term marketable investment securities on the Condensed Consolidated Balance Sheet at March 31, 2008. The Company continues to earn interest on all of its auction rate security instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write–downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings as appropriate.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities as of March 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$89,600
Unrealized loss included in Accumulated other comprehensive income	(3,700)
Purchases and settlements, net	(5,100)

Balance at March 31, 2008	$80,800

NOTE 3 – EQUITY-BASED COMPENSATION

Stock Options

As of March 31, 2008, the Company grants options from the 2000 Equity Incentive Plan ("2000 Plan") and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000.

Restricted Stock

Restricted stock awards are issued from the 2000 Plan and generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to dividends and voting rights. As of March 31, 2008, the number of shares awarded but unvested was 1,090,166.

As of March 31, 2008, the Company had 18.6 million shares reserved and 4.2 million shares remained available for issuance under the 2000 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and the remainder vests in the third year. Option grants have contractual terms ranging from five to ten years.

As of March 31, 2008, the Company had 1.0 million shares reserved under the Directors Plan and 0.2 million shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms of either five or ten years.

Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

As of March 31, 2008, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 1.9 million shares remained available for future issuance.

Valuation and Assumptions

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The fair value of equity-based payment awards on the date of grant is determined by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company determines the fair value of its restricted stock awards as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted.

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. The expected term of options granted is determined by calculating the average term from historical stock option exercise experience. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS 123(R), the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended March 31,
	2008	2007
Option Plans:
Dividends	None	None
Expected term	3.0 years	3.2 years
Risk free interest rate	2.7%	4.6%
Volatility rate	43%	36%
ESPP Plan:
Dividends	None	None
Expected term	1.3 years	1.3 years
Risk free interest rate	2.1%	5.1%
Volatility rate	45%	32%

As of March 31, 2008, there was $25.9 million of unrecognized compensation cost for continuing operations, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 1.5 years.

The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 was $5.58 and $8.22, respectively. The weighted average grant date fair value of an employee purchase share right granted during the three months ended March 31, 2008 and 2007 was $4.53 and $7.71, respectively. The weighted average fair value of a restricted stock award granted during the three months ended March 31, 2008 was $15.49. There were no restricted stock awards granted during the three months ended March 31, 2007.

The total intrinsic value of options exercised during the quarter ended March 31, 2008 was $0.2 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 4 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On April 1, 2008, an affiliate of Thoma Bravo acquired the Company’s Software business unit in a cash transaction valued at $200 million adjusted by the difference between working capital, as defined in the sales agreement, at closing and $28 million. On April 1, 2008, the Company sold its Games business to RealNetworks for $4 million in cash.

As of March 31, 2008 and December 31, 2007, the Company has the assets and liabilities of Software and Games as held for sale, and results of operations and cash flows of Software and Games have been classified as discontinued operations for all periods presented. Prior to such presentation, the Company’s Software and Games businesses were included in the Company’s Software segment and Distribution and Commerce segment, respectively.

The assets and liabilities attributable to the Software business classified in the Condensed Consolidated Balance Sheet as held for sale consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts receivable, net	$19,726	$25,361
Property and equipment, net	3,519	1,735
Other assets	1,117	1,104
Intangible assets	7,634	7,634
Goodwill	39,293	39,355
Other non-current assets	241	156
Deferred revenue	(26,462)	(27,959)

Total net assets held for sale	$45,068	$47,386

The results of operations of the Company’s discontinued Software business consists of the following (in thousands):

	For the three months ended March 31,
	2008	2007
Software
Net revenue	$27,352	$25,678
Operating income from discontinued operations	$1,369	$2,339
Income from discontinued operations, net of tax	$1,126	$2,315

The assets attributable to the Games business classified in the Consolidated Balance Sheet as assets held for sale and consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Property and equipment, net	$330	$702
Identifiable intangibles	999	999
Goodwill	2,457	2,457

Total net assets held for sale	$3,786	$4,158

The results of operations of the Company’s discontinued Games business consist of the following (in thousands):

	For the three months ended March 31,
	2008	2007
Games
Net revenue	$1,627	$2,889
Operating loss from discontinued operations	$(2,563)	$(5,776)
Loss from discontinued operations, net of tax	$(2,107)	$(4,211)

NOTE 5 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity from its continuing operations (in thousands):

Goodwill, net at December 31, 2007	$199,209
Changes due to foreign currency exchange rates	(45)

Goodwill, net at March 31, 2008	$199,164

The Company’s intangible assets from acquisitions from its continuing operations subject to amortization as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$65,305	$(8,677)	$56,628
Existing contracts	10,728	(4,763)	5,965
Patents and trademarks	6,445	(2,519)	3,926

	$82,478	$(15,959)	$66,519

	December 31, 2007
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$65,308	$(6,143)	$59,165
Existing contracts	10,740	(4,359)	6,381
Patents and trademarks	6,453	(2,425)	4,028

	$82,501	$(12,927)	$69,574

As of March 31, 2008, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2008	$9,064
2009	10,191
2010	9,379
2011	7,582
2012 and thereafter	30,303

Total amortization expense	$66,519

NOTE 6 – STRATEGIC INVESTMENTS

During the first quarter of 2008, the Company sold its investment in Digimarc Corporation and recorded a gain of $5.2 million. As a result, the adjusted cost of the Company’s strategic investments as of March 31, 2008 was zero. As of December 31, 2007, the adjusted cost of the Company’s strategic investments was $17.8 million and was classified on the balance sheet as “Long-term marketable investment securities.”

The Company holds investments in other privately-held companies, which had no carrying value as of March 31, 2008.

NOTE 7 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company has accounted for its restructuring charges and accruals in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and its asset impairment charges in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During the three months ended March 31, 2007, the Company recorded $2.1 million of restructuring charges, consisting of severance benefits of $1.2 million, service contract cancellations and asset losses of $0.5 million, and abandonment of leased facilities of $0.4 million. All affected employees were notified of their termination prior to March 31, 2007. There were no restructuring charges during the three months ended March 31, 2008.

The following table presents the activity in the restructuring accrual for the first quarter of 2008 related to the 2007 restructuring actions:

	Termination Benefits	Contract Terminations	Abandonment Of Facilities	Total
Charges and activity:
Accrual Balance as of December 31, 2007 — continuing operations	$101	$798	$132	$1,031
Cash payments — continuing operations	(98)	(325)	(51)	(474)

Accrual Balance as of March 31, 2008 — continuing operations	3	473	81	557
Accrual balance as of December 31, 2007 — discontinued operations	6	397	—	403
Cash payments — discontinued operations	(6)	—	—	(6)

Accrual balance as of March 31, 2008 — discontinued operations	—	397	—	397
Accrual Balance as of December 31, 2007	107	1,195	132	1,434
Cash payments	(104)	(325)	(51)	(480)

Accrual Balance as of March 31, 2008	$3	$870	$81	$954

Restructuring accruals are classified on the balance sheet as “Accrued Expenses.”

As of March 31, 2008, the amounts remaining in the reserves are expected to be paid by the end of fiscal year 2008.

NOTE 8 – EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.

	Three months ended March 31,
	2008	2007
	(in thousands)
Basic EPS – weighted average number of common shares outstanding	54,030	52,111
Effect of dilutive common equivalent shares	48	1,138

Diluted EPS – weighted average number of common shares and common equivalent shares outstanding	54,078	53,249

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	Three months ended March 31,
	2008	2007
	(in thousands)
Stock options (1)	4,474	2,619
Restricted stock (1)	985	32
Warrants (1)	7,955	7,955
Convertible senior notes (2)	8,486	8,486

Total weighted average potential common shares excluded from diluted net earnings per share	21,900	19,092

(1)	These employee stock options, restricted stock awards and warrants were excluded from the computation of diluted net earnings per share because their impact is anti-dilutive. In August 2006, in conjunction with the issuance of convertible senior notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share, expiring on various dates beginning August 16, 2011. Warrants related to the acquisition of SPDC™ (Self-Protecting Digital Content) technology from CRI in November 2007 had not been issued to the seller as of March 31, 2008 and, therefore, have been excluded from the table as an anti-dilutive potential common share equivalent.

(2)	Potential common shares related to the convertible senior notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

NOTE 9 – COMPREHENSIVE INCOME

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$6,295	$5,708
Other comprehensive income:
Unrealized (losses) gains on investments (1)	(5,431)	1,621
Foreign currency translation adjustments	928	(18)

Comprehensive income	$1,792	$7,311

(1)	Changes in unrealized (losses) gains on investments during the three months ended March 31, 2008 include the reduction of $3.2 million, net of taxes, of unrealized gains related to Digimarc Corporation. These unrealized gains became realized gains when the Company sold such investment during the first quarter of 2008 (see Note 6). Changes in unrealized (losses) gains on investments during the three months ended March 31, 2008 also included $2.2 million, net of taxes, from the temporary decline in value of auction rate securities (see Note 2).

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for the Company for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. Since the Company does not have any noncontrolling interests in any subsidiaries, the Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The fundamental requirements of using the acquisition method of accounting (which SFAS 141 called the purchase method) for all business combinations, identifying an acquirer for each business combination, and identifying and recognizing intangible assets separately from goodwill remain unchanged by the standard. The new requirements of the standard include: recognizing assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; recognizing the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree in a step acquisition at the full amounts of their fair values; recognizing acquisition-related and restructuring costs separately from the acquisition itself; recognizing contingent consideration at the acquisition date, measured at its fair value on that date; and recognizing a gain by the acquirer when total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) is effective for the Company for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that SFAS 141(R) will have on its consolidated financial statements.

NOTE 11 – INCOME TAXES

The Company recorded income tax expense for its continuing operations of $2.5 million and $2.4 million for three months ended March 31, 2008 and 2007, respectively. Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings. A discrete tax benefit of $0.2 million was recorded during the first quarter of 2008, from disqualifying dispositions of shares issued under the Company’s employee stock purchase plan and incentive stock options. No discrete tax benefit was recorded during the first quarter of 2007.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies.

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, the Company believes that it is more likely than not that the benefits of these deductible differences, net of valuation allowances as of March 31, 2008, will be realized.

The Company adopted FIN 48 effective January 1, 2007. As a result of adopting FIN 48, the Company recorded a credit of approximately $16.3 million to additional paid-in-capital as of January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $35.6 million which, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense related to unrecognized tax benefits of $4.5 million. During the first quarter of 2007, the Company reclassified $40.1 million from current taxes payable to non-current taxes payable. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Japan, the Netherlands, the United Kingdom and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2003. The Company is currently under audit by the Internal Revenue Service (IRS) for the 2003 and 2004 tax years.

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company derives its segment results from its internal management reporting system. Management measures the performance of each reportable segment based upon several metrics including net revenue and segment operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company does not allocate to its segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation, amortization of intangibles, corporate marketing and general and administrative expenses. In addition, the Company does not allocate to its segments restructuring and asset impairment charges. Management has excluded such expenses from segment operating income since they are not used to measure segment performance.

In June 2007, the Company announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment enabled the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. Prior to June 2007, the Company’s two segments were Entertainment Technologies and Software Technologies.

The Embedded Solutions segment focused on consumer electronics manufacturers with solutions enabling them to protect and enhance digital content in digital set top boxes for cable/satellite TV and a variety of PC and consumer electronics video playback and record devices, including the Company's analog copy protection (ACP) technology and middleware platform.

The Entertainment segment focused on the Company’s worldwide entertainment and studio customers, including the continuing relationships with the Motion Picture Association of America (MPAA) and Independent studios. The Entertainment solutions include various digital content protection and enhancement products and services for digital content owners and system operators.

The Software segment focused on independent software vendors and enterprise IT departments with solutions including the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products; Installer Products; and Admin Studio.

The Distribution and Commerce segment focused on serving the digital distribution and managed content requirements of providers of digital goods. The Distribution and Commerce unit includes solutions targeted at digital distribution services for games and other content areas, as well as the Company's RightAccess and RightCommerce solutions.

As of the fourth quarter of 2007, as a result of the then-pending Gemstar acquisition and a full review of its portfolio of businesses, the Company determined it was probable that it would divest Software and Games, which were determined to be outside of its core strategies. The divestiture of the Software and Games businesses allows the Company to offer a more focused and integrated set of technology solutions for its customers. On April 1, 2008, the Company completed the sales of its Software and Games businesses. See Note 4. Consequently, the results of operations of the Software and Games businesses have been classified as discontinued operations. Prior to such presentation, the Company’s Software and Games businesses were included in its Software segment and Distribution and Commerce segment, respectively. Segment information is presented based upon the Company’s management organization structure in place beginning June 5, 2007 for its continuing operations and has restated prior periods’ segment data to conform to the current presentation.

Information regarding the Company’s segments for its continuing operations for the three months ended March 31, 2008 and 2007 is as follows:

Segment data:

The following tables summarize segment revenue and operating results for each segment for our continuing operations. Segment operating income is based on the segment’s revenue less the respective segment’s cost of revenues, selling and marketing, and research and development expenses. Operating results for each segment is further reconciled to operating income from continuing operations:

	Three months ended March 31,
	2008	2007
	(in thousands)
Segment Revenue:
Embedded Solutions	$17,176	$19,629
Entertainment	9,327	14,280
Distribution and Commerce	5,735	2,726

Total segment revenue	$32,238	$36,635

	Three months ended March 31,
	2008	2007
	(in thousands)
Segment Operating Results:
Embedded Solutions	$11,693	$15,864
Entertainment	6,413	9,176
Distribution and Commerce	(1,328)	(2,973)

Segment operating income	16,778	22,067
Unallocated costs	(15,915)	(12,890)
Restructuring and other charges	—	(2,056)

Operating income from continuing operations	$863	$7,121

Information on Revenue by Geographic Areas:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
United States	$11,550	$16,672
International	20,688	19,963

	$32,238	$36,635

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space, including leases for space located in San Francisco, New York, Switzerland, Taiwan and Japan, which expire at various dates from 2008 through 2012. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease. The Company also leases certain computer software under capital lease agreements which expire in March 2009. The remaining capital lease obligations are current and have been recorded in “Accrued expenses” on the condensed consolidated balance sheet as of March 31, 2008. Depreciation of assets recorded under the capital lease is included in depreciation expense.

Future minimum lease payments pursuant to these leases as of March 31, 2008 were as follows (in thousands):

	Operating Leases	Capital Lease
Remainder of 2008	$4,545	$1,041
2009	5,811	347
2010	5,982	—
2011	5,669	—
2012	3,336	—
Thereafter	8,823	—

Total minimum lease payments	$34,166	$1,388

Less: Amounts representing interest		(51)

Present value of minimum lease payments		1,337
Less: current portion of obligations under capital leases		(1,337)

Long-term portion of obligations under capital leases		$—

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. The Company has been sued by a customer seeking indemnity for third-party claims of intellectual property infringement. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. While the Company cannot predict the outcome of these proceedings or estimate the possible range of losses that may affect the Company’s results of operations or cash flows in a given period, the Company does not believe that an adverse award in such lawsuit would have a material impact on the Company’s consolidated financial position. Historically, costs related to these indemnification provisions have not been significant and the Company is not able to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

Legal Proceedings

The Company has not been required to pay a penalty to the Internal Revenue Service (“IRS”) for failing to make disclosures required with respect to any transaction that has been identified by the IRS as abusive or that has a significant tax avoidance purpose.

An arbitration hearing on an action filed by a customer against the Company seeking indemnity for third-party claims of intellectual property infringement was completed on April 16, 2008. The Company expects to receive a decision from the arbitrator following submission of the parties’ closing briefs.

The Company is involved in legal proceedings related to some of our intellectual property rights.

Uniloc v. Macrovision Corporation; Macrovision Corporation v. Uniloc

On February 25, 2008, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (collectively “Uniloc”) sued the Company in the United States District Court for the Central District of California. Uniloc claims that the Company’s Installshield product and Installshield Activation Service infringe U.S. Patent No. 5,490,216, entitled System for Software Registration. The Company subsequently filed a separate patent lawsuit against Uniloc in the United States District Court for the Northern District of California, alleging that Uniloc infringes U.S. Patent Nos. 6,202,056, entitled Method for Computer Network Operation Providing Basis for Usage Fees, 6,889,206, entitled Method for Computer Network Operation Providing Basis for Usage Fees, 7,089,315, entitled Method for Computer Network Operation Providing Basis for Usage Fees, 6,802,006, entitled System and Method of Verifying The Authenticity of Dynamically Connected Executable Images, and 6,510,516, entitled System and Method of Authenticating Peer Components. The Company believes that the Uniloc claims are without merit.

As of March 31, 2008, for all the above mentioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 14 – SUBSEQUENT EVENTS

Sale of Software and Games

On April 1, 2008, the Company completed the sales of its Software and Games businesses. An affiliate of Thoma Bravo acquired the Company’s Software business unit in a cash transaction valued at $200 million adjusted by the difference between working capital, as defined in the sales agreement, at closing and $28 million. On April 1, 2008, the Company sold its Games business to RealNetworks for $4 million in cash.

Acquisition of Gemstar-TV Guide

On May 2, 2008, the Company completed its acquisition of Gemstar-TV Guide (“Gemstar”) in a cash and stock transaction. The aggregate value of the transaction, based on the closing price for Macrovision stock on December 6, 2007, is approximately $2.8 billion.

Under the terms of the Merger Agreement, each share of Gemstar stock was converted into the right to receive, at the election of each individual stockholder, $6.35 in cash or 0.2548 of a share of common stock in Macrovision Solutions Corporation. The elections were subject to proration so that, in the aggregate, Gemstar security holders receive cash consideration of $1.5 billion. Macrovision Corporation stockholders continue to own one share in Macrovision Solutions Corporation for each share of Macrovision Corporation common stock owned as of the closing. On May 2, 2008, the Company issued $100 million in principal amount of 11% Senior Notes due 2013. Combined with $550 million of new borrowings under a new senior secured credit facility and cash and investments from Macrovision Corporation and Gemstar, these funds were used to finance the acquisition.

The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, the Company will record as its cost, the estimated fair value of assets of Gemstar, less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the merger will be reflected as additional purchase price in excess of net assets acquired. The Company’s results of operations will include the operations of Gemstar after the effective date of the merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K/A for the year ended December 31, 2007 as filed with the SEC.

Overview

Macrovision Solutions Corporation is a Delaware corporation founded in 2007. On December 6, 2007, Macrovision Corporation and Gemstar-TV Guide International, Inc. entered into a merger agreement for Macrovision Corporation to acquire Gemstar-TV Guide International, Inc. in a cash and stock transaction. Following consummation of the merger on May 2, 2008, Macrovision Solutions Corporation owns both Gemstar-TV Guide International, Inc. and Macrovision Corporation. The common stock of Macrovision Corporation and Gemstar-TV Guide International, Inc. was de-registered after completion of the merger. Macrovision Corporation is the predecessor registrant to Macrovision Solutions Corporation and therefore, for periods prior to May 2, 2008, the consolidated financial statements reflect the financial position and results of operations and cash flows of Macrovision Corporation.

We provide a broad set of solutions that enable businesses to protect, enhance and distribute their digital goods to consumers across multiple channels. Our offerings include content protection technologies and services, digital rights management products and technologies, and embedded licensing technologies. Our solutions are deployed by companies in the entertainment, consumer electronics, gaming, software, information publishing, web retail/portals and corporate IT markets to solve industry-specific challenges and bring greater value to their customers.

In June 2007, we announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment is designed to enable us to increase our focus on long-term growth, market opportunities and meeting customer needs.

As of the fourth quarter of 2007, as a result of the then-pending Gemstar acquisition and a full review of its portfolio of businesses, we determined it was probable that we would divest Software and Games, which were determined to be outside of our core strategies. The divestiture of the Software and Games businesses allows us to offer a more focused and integrated set of technology solutions for our customers. On April 1, 2008, we completed the sales of our Software and Games businesses. Consequently, the results of operations of the Software and Games businesses have been classified as discontinued operations. Prior to such presentation, our Software and Games businesses were included in our Software segment and Distribution and Commerce segment, respectively. Segment information is presented based upon our management organization structure, in place beginning June 5, 2007 for our continuing operations and we have restated prior periods’ segment data to conform to the current presentation.

The following tables provide revenue and operating income information by segment for our continuing operations for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2008	2007	$ Change	% Change
Segment Revenue:
Embedded Solutions	$17,176	$19,629	$(2,453)	-12%
Entertainment	9,327	14,280	(4,953)	-35%
Distribution and Commerce	5,735	2,726	3,009	110%

Total segment revenue	$32,238	$36,635	$(4,397)	-12%

Segment Operating Income:
Embedded Solutions	$11,693	$15,864	$(4,171)	-26%
Entertainment	6,413	9,176	(2,763)	-30%
Distribution and Commerce	(1,328)	(2,973)	1,645	55%

Total segment operating income	$16,778	$22,067	$(5,289)	-24%

Segment operating income excludes equity-based compensation, amortization of intangibles, corporate marketing and general and administrative expenses. Segment operating income also excludes restructuring and asset impairment charges.

Embedded Solutions

Revenues and segment operating income from our Embedded Solutions segment decreased from the first quarter of 2007 to the comparable period in 2008, due to significant licensing deals executed in the first quarter of 2007 as compared to the first quarter of 2008.

We actively engage in activities focused on identifying third parties who did not report to us the amount of royalties owed under license agreements with us. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

Entertainment

Revenues and segment operating income from our Entertainment segment decreased from the first quarter of 2007 to the comparable period in 2008. The decreases are primarily due to the decline in overall volume in DVD copy protection and the loss in the second quarter of 2007 of a major studio that impacted revenue in the first quarter of 2008.

Distribution and Commerce

Revenues and segment operating income from the Distribution and Commerce segment increased from the first quarter of 2007 to the comparable period in 2008 primarily due to our acquisition of All Media Guide Holdings, Inc. (“AMG”) in December 2007.

Seasonality of Business

We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year. We believe that this trend has been principally due to the tendency of certain of our customers to manufacture and release new video titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year.

Costs and Expenses

Our cost of revenues consists primarily of service costs, replicator fees, patent amortization and other related costs. Cost of revenues also includes amortization of intangibles from acquisitions. Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting and tax fees and an allocation of overhead and facilities costs.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, equity-based compensation, valuation of strategic investments, goodwill and intangible assets, impairment of long lived assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Other than the critical accounting policy described below, there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2008 as compared to those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Classification and Fair Value Measurement of Auction Rate Securities

We hold investments in auction rate securities having contractual maturities of greater than one year and interest rate reset features of between 7 and 35 days. These auction rate securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. Consequently, we have historically classified our auction rate securities as available for sale short-term investments at par.

As a result of recent adverse conditions in the financial markets, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. We have therefore had to hold these securities beyond their scheduled auction reset dates. The short-term liquidity of these securities is currently uncertain. As it is not possible to predict when auctions for the securities we hold will succeed in the future and because we have the ability and intent to hold these investments until the market recovers, we have reclassified our auction rate securities to long-term marketable investment securities in our Condensed Consolidated Balance Sheet as of March 31, 2008.

Additionally, because of recent interest rate reset auction failures, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008 rather than at par. These analyses are highly judgmental and consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

Temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, are recorded in accumulated other comprehensive income. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write–downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment is other than temporary, we will record a charge to earnings as appropriate.

Results of Operations

The following tables present our condensed consolidated statements of income for our continuing operations compared to the prior year periods (in thousands).

	Three Months Ended March 31,
	2008	2007	Change $	Change %
Revenues	$32,238	$36,635	$(4,397)	-12%
Costs and expenses:
Cost of revenues	5,847	5,200	647	12%
Amortization of intangibles from acquisitions	3,055	1,226	1,829	149%
Research and development	6,130	4,634	1,496	32%
Selling and marketing	7,319	8,042	(723)	-9%
General and administrative	9,024	8,356	668	8%
Restructuring and asset impairment charges	—	2,056	(2,056)	-100%

Total operating expenses	31,375	29,514	1,861	6%

Operating income from continuing operations	863	7,121	(6,258)	-88%
Interest expense	(1,962)	(1,976)	14	-1%
Interest income and other, net	5,606	4,878	728	15%
Gain on strategic investments	5,238	—	5,560	100%

Income from continuing operations before income taxes	9,745	10,023	(278)	-3%
Income taxes	2,469	2,419	50	2%

Income from continuing operations, net of tax	7,276	7,604	(328)	-4%
Loss from discontinued operations, net of tax	(981)	(1,896)	915	-48%

Net income	$6,295	$5,708	587	10%

Net Revenues. Our net revenues decreased from the first quarter of 2007 to the comparable period in 2008, due primarily to fewer licensing deals in our Embedded Solutions group, the decline in volumes from our DVD copy protection royalties, offset by an increase in revenues from our acquisition of AMG.

Cost of Revenues. Cost of revenues increased from the prior period due primarily to additional costs associated with the AMG operations.

Amortization of Intangibles from Acquisitions. Amortization of intangibles increased from the prior period due to the amortization of intangibles from the acquisitions of AMG and the SPDC™ (Self-Protecting Digital Content) technology completed during the fourth quarter of 2007.

Research and Development. Research and development expenses increased from the prior period due primarily to additional costs related to the AMG and SPDC research and development activities.

Selling and Marketing. Selling and marketing expenses decreased from the prior period consistent with the decline in revenue.

General and Administrative. General and administrative expenses increased from the prior period due primarily to increased costs to support the addition of AMG operations.

Restructuring and asset impairment charges. In January 2007, our board of directors approved a restructuring program, which included a workforce reduction, a restructuring of certain business functions and an abandonment of certain facilities. The workforce reduction resulted in a charge of $1.2 million. All affected employees were notified of their termination prior to March 31, 2007. The restructuring of certain business functions included the cancellation of certain service contracts and asset losses, resulting in a charge of $0.5 million. The abandonment of certain leased facilities resulted in a charge of $0.4 million.

Interest Expense. Interest expense was consistent with the prior period. Interest expense relates primarily to our 2.625% convertible senior notes due 2011 and, to a lesser extent, interest on our capital lease obligations.

Interest Income and Other, Net. Interest income and other, net increased from the prior period due primarily to increased interest income from higher invested balances.

Gain on strategic investments. During the first quarter of 2008, we sold our investment in Digimarc and realized a gain of $5.2 million.

Income Taxes. We recorded income tax expense of $2.5 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. Our effective tax rate was 25% and 24% for the first quarters of 2008 and 2007, respectively.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our content protection products. Our operating activities from continuing operations provided net cash of $4.2 million and $6.2 million in the three months ended March 31, 2008 and 2007, respectively. Cash provided by operating activities decreased $2.0 million from the prior period primarily due to the timing of payment of liabilities offset by customer collections. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Quarterly Report in Item 1A.

Net cash provided by investing activities from continuing operations increased $170.9 million from the prior period, primarily due to the conversion of marketable securities to cash and cash equivalents.

Net cash provided by financing activities from continuing operations decreased $3.9 million from the prior year period primarily due to the decline in proceeds from stock option exercises.

In May 2002, our Board of Directors authorized a stock repurchase program, which allowed us to purchase up to 5.0 million shares of common stock in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which were recorded as treasury stock and resulted in a reduction of stockholders’ equity. Effective August 2006, when this repurchase program was subsumed by the August 2006 program, there were no remaining shares for repurchase under the May 2002 program.

In August 2006, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock, which subsumed the aforementioned stock repurchase program. In the year ended December 31, 2006, the Company repurchased approximately 2.3 million shares of common stock for $50.0 million. In the year ended December 31, 2007, the Company repurchased the remaining $50.0 million authorized under the program, or approximately 2.1 million shares of common stock. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2007, there were no shares remaining for purchase under the August 2006 program.

In September 2007, the Board of Directors authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. As of March 31, 2008, no shares of common stock have been repurchased under this program.

As of March 31, 2008, treasury stock consisted of 7.4 million shares of common stock that had been repurchased under the May 2002 and August 2006 programs, with a cost basis of approximately $138.4 million.

As of March 31, 2008, we had $295.5 million in cash and cash equivalents, $66.7 million in short-term investments, and $83.3 million in long-term marketable investment securities. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will not exceed $20 million for the remainder of the year. We also have future minimum lease payments of approximately $35.6 million under operating and capital leases.

We have reduced the carrying value of our total auction rate securities holdings from $89.6 million at December 31, 2007 and $80.8 million at March 31, 2008 to approximately $75.8 million at April 30, 2008. Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans, municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. These developments may result in an impairment charge if future auctions fail and credit ratings deteriorate as a result. We believe that based upon our current other cash and cash equivalent balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

On May 2, 2008, we completed our acquisition of Gemstar-TV Guide (“Gemstar”) in a cash and stock transaction. The aggregate value of the transaction, based on the closing price for Macrovision stock on December 6, 2007, is approximately $2.8 billion. Under the terms of the Merger Agreement, each share of Gemstar stock was converted into the right to receive, at the election of each individual stockholder, $6.35 in cash or 0.2548 of a share of common stock in Macrovision Solutions Corporation. The elections were subject to proration so that, in the aggregate, Gemstar security holders receive cash consideration of $1.5 billion. On May 2, 2008, we issued $100 million in principal amount of 11% Senior Notes due 2013. Combined with $550 million of new borrowings under a senior secured credit facility and cash and investments from Macrovision Corporation and Gemstar, these funds were used to finance the acquisition.

We believe that cash flows generated from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Discontinued Operations

The collective results from all discontinued operations were as follows (in thousands):

	For the three months ended March 31,
	2008	2007
Net revenue	$28,979	$28,567
Operating loss from discontinued operations	$(1,194)	$(3,437)
Loss from discontinued operations, net of tax	$(981)	$(1,896)

Our Software segment focused on independent software vendors and enterprise IT departments with solutions including: the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools. Selected results from our Software discontinued operation is as follows (in thousands):

	For the three months ended March 31,
	2008	2007
Software
Net revenue	$27,352	$25,678
Operating income from discontinued operations	$1,369	$2,339
Income from discontinued operations, net of tax	$1,126	$2,315

Our Games component of our Distribution and Commerce segment focused on providing tools and services needed to facilitate the digital distribution of providers of digital goods. Selected results from our Games discontinued operation is as follows (in thousands):

	For the three months ended March 31,
	2008	2007
Games
Net revenue	$1,627	$2,889
Operating loss from discontinued operations	$(2,563)	$(5,776)
Loss from discontinued operations, net of tax	$(2,107)	$(4,211)

Net revenues from discontinued operations were comparable to the prior year period. Operating loss from discontinued operations related to Games decreased $3.2 million due primarily to the restructuring actions implemented in the third quarter of 2007 and the asset impairment charge recorded in the fourth quarter. Operating income from discontinued operations related to Software decreased $1.0 million due primarily to increased general and administrative costs associated with the divestiture of the Software business.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations	$240,000	$—	$—	$240,000	$—
Interest expense associated with long-term debt obligations	22,050	6,300	12,600	3,150	—
Capital lease obligations	1,388	1,388	—	—	—
Operating lease obligations	34,166	4,545	11,793	9,005	8,823

	$297,604	$12,233	$24,393	$252,155	$8,823

Impact of Recently Issued Accounting Standards

See Notes 1 and 10 for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $361.6 million as of March 31, 2008. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

Our investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of recent adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At March 31, 2008, the fair value of our auction rate securities portfolio totaled approximately $80.8 million. This amount was reduced to approximately $75.8 million as of April 30, 2008. Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans, municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. If there are future unsuccessful auctions, it may result in us having to hold these securities beyond their scheduled auction reset dates, limiting the short-term liquidity of these securities. In addition, the credit ratings of these investments may deteriorate and as a result the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $0.1 million decrease (approximately 0.1%) in the fair value of our fixed income available-for-sale securities as of March 31, 2008.

While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.

Foreign Currency Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Many of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to the respective currency collected.

Strategic Investments. We currently hold interests in a number of companies. These investments, at book value totaling zero and $17.8 million, represented 0% and 2% of our total assets as of March 31, 2008 and December 31, 2007, respectively. During the first quarter of 2008, we sold our investment in Digimarc, a publicly traded company, for $17.6 million. Therefore, our remaining strategic investments consist of our investments in a number of privately held companies, which have no carrying value as of March 31, 2008. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. As such, we may never have an opportunity to realize a return on our investment in these private companies.

2.625% Convertible senior notes due 2011. On August 23, 2006, Macrovision completed a private offering of $240.0 million of 2.625% convertible senior notes due 2011. Subject to fulfillment of certain conditions, these notes were initially convertible at a rate of 35.3571 shares of Macrovision common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $28.28 per share of Macrovision common stock). Upon consummation of the Gemstar-TV Guide acquisition, these notes become convertible into a number of shares of Macrovision Solutions Corporation common stock to be determined in accordance with the indenture. The conversion rate is subject to adjustment if certain events occur. These notes bear interest at a rate of 2.625% per year. Interest on the notes have accrued from August 23, 2006. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

Senior Credit Facility. On May 2, 2008, in connection with its acquisition of Gemstar, Macrovision entered into a secured credit facility that is a five-year term loan facility of up to $550.0 million. In the event our leverage ratio is greater than 2.5 to 1.0 and more than $50 million in aggregate principal amount of our 2.625% convertible senior notes due 2011 remain outstanding 182 days prior to their scheduled maturity, the term loans under our senior secured credit facility will become due on that 182nd day.

11% Senior Notes due 2013. On May 2, 2008, in connection with its acquisition of Gemstar, Macrovision issued $100,000,000 aggregate principal amount of 11% senior notes due 2013. We may redeem some or all of the notes at any time on or after November 15, 2009 at a price equal to 100% of principal amount of notes to be redeemed. In addition, we may redeem the notes, in whole or in part, at any time before November 15, 2009 at a redemption price plus a “make-whole” premium set forth. We must offer to purchase the notes if we experience specific kinds of changes of control or sell assets under certain circumstances.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have not been required to pay a penalty to the Internal Revenue Service (“IRS”) for failing to make disclosures required with respect to any transaction that has been identified by the IRS as abusive or that has a significant tax avoidance purpose.

An arbitration hearing on an action filed by a customer against Macrovision Corporation seeking indemnity for third-party claims of intellectual property infringement was completed on April 16, 2008. We expect to receive a decision from the arbitrator within sixty to ninety days following submission of the parties’ closing briefs.

We are involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of Macrovision Corporation and Gemstar-TV Guide International, Inc. and its subsidiaries.

Patent and Anti-Trust Litigation

Uniloc v. Macrovision; Macrovision v. Uniloc. On February 25, 2008, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (collectively “Uniloc”) sued Macrovision in the United States District Court for the Central District of California. Uniloc claims that Macrovision’s Installshield product and Installshield Activation Service infringe U.S. Patent No. 5,490,216, entitled System for Software Registration. Macrovision subsequently filed a separate patent lawsuit against Uniloc in the United States District Court for the Northern District of California, alleging that Uniloc infringes U.S. Patent Nos. 6,202,056, entitled Method for Computer Network Operation Providing Basis for Usage Fees, 6,889,206, entitled Method for Computer Network Operation Providing Basis for Usage Fees, 7,089,315, entitled Method for Computer Network Operation Providing Basis for Usage Fees, 6,802,006, entitled System and Method of Verifying The Authenticity of Dynamically Connected Executable Images, and 6,510,516, entitled System and Method of Authenticating Peer Components. Macrovision believes that the Uniloc claims are without merit.

Gemstar—TV Guide International, Inc., StarSight Telecast, Inc. and United Video Properties, Inc. v. Digeo, Inc. and Charter Communications, Inc. On October 13, 2006 Gemstar filed a lawsuit against Digeo, Inc. (“Digeo”) and Charter Communications, Inc. (“Charter”) in the United States District Court for the Central District of California alleging that the interactive program guide (“IPG”) distributed by Digeo infringes U.S. Patent No. 6,262,722 and U.S. Patent No. 6,498,895. Gemstar sought an order permanently enjoining them from future infringement of the patents; monetary damages not less than a reasonable royalty, plus treble damages for willful infringement; attorney fees; costs; and prejudgment interest. On April 18, 2008, Gemstar and Digeo entered into a multi-year patent license agreement and agreed to mutually dismiss all outstanding litigation between them, including this action and the antitrust suit described below. In connection with the agreement, the Court entered the parties’ joint stipulation of dismissal with prejudice on April 22, 2008, terminating this action.

Digeo, Inc. v. Gemstar—TV Guide International, Inc., TV Guide Interactive, Inc., and Gemstar Development Corporation, in the United States District Court for the Central District of California. On September 28, 2006, Digeo filed a lawsuit in the Western District of Washington against Gemstar alleging that Gemstar violated the Sherman Act, the Clayton Act and state antitrust law by, among other things, conspiring to restrain trade and monopolizing the interactive program guide market via its licensing practices. Digeo sought injunctive relief; monetary damages, including treble damages; interest; attorney fees; and costs. Pursuant to the patent license agreement (discussed above), the parties have agreed to mutually dismiss all outstanding litigation between them, including this lawsuit. In connection with the agreement, the Court entered the parties’ joint stipulation of dismissal with prejudice on April 22, 2008 terminating this action.

ODS Technologies, L.P. v. Magna Entertainment Corp., HRTV, Inc. and XpressBet, Inc., in the United States District Court for the Central District of California. On May 17, 2007, Gemstar’s subsidiary ODS Technologies, L.P. (“ODS”, which does business as TVG Network) filed a patent infringement complaint against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe two of its patents related to interactive off-track wagering systems, U.S. Patent No. 6,089,981 and U.S. Patent No. 6,554,709. The complaint seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. In response, MEC, XpressBet and HRTV asserted that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable. On February 12, 2008, Gemstar filed an amended complaint, which asserts claims for the infringement of three additional patents related to interactive off-track wagering systems (U.S. Patent No. 5,830,068; U.S Patent No. 6,004,211; and U.S. Patent No. 7,229,354). On February 27, 2008, MEC filed its answer to Gemstar’s amended complaint, denying the allegations and asserting counterclaims, which again seek declaratory judgments regarding invalidity, unenforceability, and non-infringement of all of the patents-in-suit. On March 17, 2008 Gemstar responded to MEC’s counterclaims, denying the allegations contained therein.

Macrovision Transaction Litigation

Karen Zilson, et ano. v. Gemstar—TV Guide International, Inc., et al., in the Superior Court of the State of California for the County of Los Angeles. On December 7, 2007, a purported shareholder class action lawsuit was filed against Gemstar, News Corporation, and members of Gemstar’s Board of Directors. The complaint alleged that Gemstar was being sold through an unfair process and for less than its fair value and sought a declaration that the sale was unlawful, an injunction to prevent the sale from going forward, rescission to the extent that the terms of the sale have been implemented and an award of attorneys’ fees, experts’ fees, costs, and other disbursements. On February 4, 2008, the Court dismissed the lawsuit without prejudice as to all defendants pursuant to the plaintiff’s request.

Martin Henkel v. Battista, et al., in the Court of Chancery of the State of Delaware. On December 17, 2007, an additional purported shareholder class action lawsuit was filed against Gemstar and members of its Board of Directors alleging that our proposed acquisition of Gemstar is unfair to their shareholders. The complaint contained a cause of action for breach of fiduciary duty against Gemstar and members of its Board of Directors. On February 1, 2008, the plaintiff filed an amended complaint, adding News Corporation as a defendant and asserting a cause of action against News Corporation for aiding and abetting breach of fiduciary duty. On March 14, 2008, the parties executed a Memorandum of Understanding, agreeing to a full settlement of the matter in exchange for certain supplemental public disclosures related to the proposed acquisition and attorney fees not to exceed $1.25 million. The consummation of the settlement is subject to, among other things, the Court’s approval of the settlement.

Claims Under Gemstar’s Directors and Officers Liability Insurance Policies

Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al. On July 6, 2005, Gemstar filed a complaint against its former primary and excess directors and officers liability insurance carriers, alleging that the issuers of insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies. Their complaint sought declaratory relief, monetary damages plus interest, attorneys’ fees and costs. Gemstar’s original complaint, as well as a second complaint which asserted similar allegations, were both dismissed without prejudice. On August 17, 2006, Gemstar filed its third complaint, as captioned above, against the insurance carriers asserting similar allegations to those contained in the previous complaints. On November 30, 2006, the Court dismissed their complaint against its excess insurance carrier, Federal Insurance Company (“Federal”), ruling that their claims against Federal were premature because the primary insurance policy had not yet been exhausted. On November 3, 2006, Gemstar’s primary insurance carrier, National Union, filed its answer to their complaint, which they amended on November 17, 2006 to include a counterclaim for declaratory relief and rescission of the subject policy. On February 1, 2008, Gemstar, National Union and Federal reached a confidential resolution of all of the disputes between them. As part of this resolution, Gemstar received payments totaling $32.5 million.

Other Litigation

In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc. On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring Gemstar to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“1103 funds”). Gemstar had originally set those funds aside for payment to its former Chief Executive Officer, Mr. Henry Yuen, and its former Chief Financial Officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. On May 9, 2003, after a hearing, the Court ordered Gemstar to retain the 1103 funds in those segregated accounts and prohibited them from paying any portion of those funds to its former Chief Executive Officer or its former Chief Financial Officer, absent further order of the Court. Following a settlement between Gemstar and Ms. Leung, pursuant to which she relinquished, among other things, her claims to her portion of the 1103 funds, on June 13, 2006, the Court dissolved that portion of its May 9, 2003 order pertaining to those funds (approximately $8.4 million). On February 15, 2008, Gemstar petitioned the Court to dissolve the order pertaining to the funds originally set-aside for payment to Mr. Yuen, after a New York State Court entered a judgment confirming the arbitration award against Mr. Yuen, which states, among other things, that Mr. Yuen is not entitled to any portion of the 1103 funds (discussed below). On March 27, 2008, the Court granted the Gemstar’s petition and dissolved the order as to the remaining 1103 funds (approximately $31.6 million).

Henry Yuen and Elsie Leung v. Gemstar-TV Guide International, Inc. On May 30, 2003, Gemstar’s former employees, Mr. Yuen and Ms. Leung, commenced arbitration proceedings against the Gemstar to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. Gemstar filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with Gemstar’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. In June 2006, Gemstar entered into a settlement and release agreement with Ms. Leung regarding the arbitration proceeding against her. On January 22, 2007 the panel in the proceedings involving Mr. Yuen issued a partial final award in favor of Gemstar, ruling against Mr. Yuen on his wrongful termination claims and that Mr. Yuen is not entitled to any portion of the 1103 funds set aside for payment to him in connection with Gemstar’s November 2002 management and corporate governance restructuring. On June 19, 2007, the panel of arbitrators issued their final award, incorporating the previous award and awarding Gemstar an additional $20.9 million in attorney fees and interest. Gemstar also prevailed in the arbitration with respect to the Patent Rights Agreement, which remains in effect until 2010; and Gemstar may offset amounts owed to Mr. Yuen under that agreement against the approximately $114.5 million total damages and interest awarded to Gemstar. The panel’s final award established the amount of the offset to be $25.7 million including royalties under the Patent Rights Agreement plus interest. Additionally, as stated in the panel’s January 2007 ruling, Mr. Yuen is not entitled to any portion of the 1103 funds. Consequently, the net final arbitration award in favor of Gemstar entitles Gemstar to the approximately $120.4 million (approximately $31.6 million in 1103 funds, plus approximately $88.8 million in damages and interest).

On June 21, 2007, the Company initiated proceedings in the Supreme Court of the State of New York, captioned In the Matter of the Petition of Gemstar – TV Guide International, Inc. v. Henry C. Yuen, to have the arbitration award confirmed by the Court. On November 27, 2007, the Supreme Court of the State of New York granted the Gemstar’s petition to have the arbitration award confirmed. On February 8, 2008, the Court entered its final judgment, confirming the arbitration award. On March 3, 2008, Mr. Yuen filed a Notice of Appeal of the judgment.

In addition to the items listed above, Macrovision Solutions Corporation is party to various legal actions, claims and proceedings, as well as other actions, claims and proceedings incidental to its business. Macrovision Solutions Corporation has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against Macrovision Solutions Corporation involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require them to pay damages or make other expenditures in amounts that could have a material adverse effect on their financial position or results of operations.

From time to time, we have been involved in other disputes and legal actions arising in the ordinary course of business. At this time management has not reached a determination that any of the matters listed above or Macrovision Solutions’ other litigation are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider carefully the following risks. This list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

If we fail to develop and deliver innovative technologies in response to changes in the entertainment industry, our business could decline.

The markets for our products and technologies are characterized by rapid change and technological evolution. We will need to continue to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS videocassettes to DVDs for consumer playback of movies in homes and elsewhere, the anticipated shift to high definition DVD or the transition from packaged media to Internet distribution. The continued decline in worldwide shipments of VCRs has resulted in a decline in our VCR Plus+ revenues over time, causing us to focus on growth in other parts of our business. Our future success depends to a great extent on our ability to develop and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants. Despite our efforts and investments in developing new products, services and technologies:

•

we cannot assure you that the level of funding and significant resources we are committing for investments in new products, services and technologies will be sufficient or result in successful new products, services or technologies;

•

we cannot assure you that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others;

•	we cannot assure you that any new products or services that we develop will achieve market acceptance;

•	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences; and

•

our competitors and/or potential customers may develop products, services or technologies similar to those developed by us, resulting in a reduction in the potential demand for our newly developed products, services or technologies.

Our failure to successfully develop new and improved products, services and technologies, including as a result of any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, fewer customers, reduced margins or loss of market share.

We believe that our DVD digital-to-analog copy protection and videocassette copy protection systems currently have limited competition. It is possible, however, that competitive copy protection technologies could be developed in the future. Increased competition would be likely to result in price reductions and loss of market share, either of which could harm our business.

In the video market segment, there are a variety of supplemental copy protection and encryption systems that provide partial copy protection for digital links: the DTLA 5C encryption technology; the 4C pre-recorded media and recordable media copy protection systems; CSS, a content scrambling system for the DVD format; Intel’s High Definition Copy Protection (“HDCP”) encryption for both the Digital Display Working Group’s Digital Video Interfaces (“DVI”) and HDMI Licensing, LLC’s High Definition Multimedia Interface (“HDMI”). These systems are not directly competitive, as some apply to future products, but they are sometimes confused with our analog copy protection and may create uncertainty in the minds of customers, thereby reducing or delaying our licensing opportunities. Additionally, they may compete from the standpoint of content owners believing they have a limited budget for copy protection, and they may choose to spend their copy protection dollars on only a few technologies.

DRM solutions for consumer software, video, and audio have also attracted a number of companies and significant venture capital, including Intertrust Technologies (owned by Sony and Philips), Microsoft, Content Guard, Apple, and Real Networks. It is possible that companies with extensive financial resources may develop or acquire copy protection and rights management solutions that compete with our offerings, or may have a controlling patent position which would negatively impact our cost basis, or may give away their DRM technologies as in the case of the Windows Media Player.

In the connected device middleware market segment, there is competition from customer-implemented internally-developed solutions, as well as from companies such as DigiOn, BridgeCo, Syabas, Moxi and Oregan Networks.

Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, both print and electronic. Several products and services on the market offer simplified VCR programming functions that compete with our VCR Plus+ system. TV Guide magazine competes with general entertainment and other magazines at newsstand and for subscribers. The TV Guide Network competes with general entertainment channels for television viewership and carriage on cable and DBS systems. Online Networks competes for visitors with general entertainment Web sites and online search providers, including sites that provide television listings, television-specific information and/or that enable users to locate and view video on the Internet. Each of TV Guide Network and Online Networks vie for marketers’ advertising spend with other media outlets.

TVG competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG accepts. In addition, TVG competes for wagering and telecast rights with other networks and account wagering providers. TVG licenses its patents, and sublicenses audiovisual and pari-mutuel account wagering rights for content from various horse racetracks, to certain account wagering providers and is paid royalties based upon account wagering from certain horse racetracks processed by its licensees. These licensees currently maintain wagering accounts for residents of certain states in which TVG does not. TVG’s contracts for account wagering and telecast rights with racetracks, as well as its sublicensing arrangements, have varying maturities and renewal terms. TVG could be unable to renew its current contracts when they expire or the renewal terms could be less favorable than the current terms, which could have an adverse effect on our TVG business. In addition, TVG and its licensees compete for wagering revenue with other account wagering operations and industry participants.

New competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do, which could reduce demand for our products or render them obsolete.

Our business may be adversely affected by fluctuations in demand for consumer electronics devices incorporating our technologies.

We derive significant revenues from manufacturer license fees for our VCR Plus+ and IPG technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of consumer electronics manufacturers to incorporate our VCR Plus+ and IPG technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new consumer electronics devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. As a result, our future operating results may be adversely impacted by fluctuations in sales of consumer electronics devices employing our technologies.

In addition, the decision by manufacturers to incorporate our IPG technology into their products is a function of what other guide technologies and products are available. Our future operating results may be adversely impacted as a result of consumer electronics manufacturers opting not to incorporate our technology into their devices as a result of other available alternatives.

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the Gemstar-TV Guide acquisition.

Our success will depend, in part, on our ability to realize the anticipated revenue opportunities and cost savings from combining the businesses of Macrovision and Gemstar. Our management believes that combining its and Gemstar’s assets will provide each company’s customers, including consumer electronics manufacturers, operators of cable and satellite programming distribution systems, direct satellite broadcasters and web portals, with new tools, services and technologies to allow their consumers to discover, acquire, manage and enjoy content and thus produce new revenue opportunities for our company.

There can be no assurance, however, that the market will adopt our new tools, services and technologies, or that these revenue opportunities will be achieved.

Our management has also estimated that the combined entities expect to achieve annualized cost savings in excess of $50 million principally through improved administrative and other operational efficiencies. However, to realize the anticipated benefits from the mergers, we must successfully combine the businesses of Macrovision and Gemstar in a manner that permits those costs savings and revenue synergies to be realized and we anticipate incurring one-time expenses of approximately $31 million to achieve these cost savings. In addition, we must achieve these savings without adversely affecting revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. The combining of the two companies’ businesses, even if achieved in an efficient, effective and timely manner, may not result in better combined results of operations and financial condition than would have been achieved by each company independently.

The failure to integrate successfully Macrovision’s and Gemstar’s businesses and operations in the expected timeframe may adversely affect our future results.

Historically, Macrovision and Gemstar have operated independently. In part because of the disparate historical operations and cultures of their respective businesses, Macrovision and Gemstar will face significant challenges in consolidating functions, accounting systems, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Macrovision and Gemstar personnel. The integration of Macrovision and Gemstar will be costly, complex and time consuming, and our management will have to devote substantial resources and efforts to it, which could distract management from executing other strategic priorities in the combined company’s business. These efforts will be in addition to our integration steps with respect to the recent acquisition of All Media Guide Holdings, Inc. (December 2007) and acquisition of assets from Cryptography Research, Inc. (November 2007).

Integrating the acquired business has been and will continue to be a complex, time-consuming and expensive process, and can impact the effectiveness of our internal controls. The integration process and other disruptions from the acquisition of Gemstar could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings or to achieve the anticipated benefits of the acquisition of Gemstar.

We are exposed to risks associated with our changing technology base through strategic acquisitions, investments and divestitures.

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. In addition to the acquisition of Gemstar and the divestiture of our Software and Games businesses, over the last two years we completed the acquisitions of eMeta Corporation (February 2006), Mediabolic, Inc. (January 2007) and All Media Guide Holdings, Inc. (December 2007). We also acquired assets of Cryptography Research, Inc. in November 2007. We may not realize the anticipated benefits of these acquisitions and divestitures or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

Acquisitions, divestitures and other strategic investments involve numerous risks, including:

•	problems integrating and divesting the operations, technologies, personnel or products over geographically disparate locations;

•	unanticipated costs, litigation and other contingent liabilities;

•

continued liability for pre-closing activities of divested businesses or certain post-closing liabilities which we may agree to assume as part of the transaction in which a particular business is divested;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	significant diversion of management’s attention from our core business and diversion of key employees’ time and resources;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of the notes offered hereby to fall. We cannot ensure that we will be able to identify or complete any acquisition or divestiture in the future, and our senior secured credit facility and the indenture related to the notes offered hereby will impose some restrictions on our ability to make and finance additional acquisitions or divestitures.

If we acquire businesses, new products or technologies in the future, we may incur significant acquisition-related costs. Divestitures could cause similar problems to occur. In addition, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our operating results. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. Acquisition activities could also cause operating margins to fall depending upon the financial models of the businesses acquired.

Our strategic investments may involve joint development, joint marketing, or entry into new business ventures, or new technology licensing. Any joint development efforts may not result in the successful introduction of any new products by us or a third party, and any joint marketing efforts may not result in increased demand for our products. Further, any current or future strategic acquisitions and investments by us may not allow us to enter and compete effectively in new markets or enhance our business in our existing markets.

We currently hold minority equity interests in a number of privately held companies. There is no active trading market for the securities of privately held companies and our investments in them are illiquid at best. We have written off all of our investments in such privately held companies and we may never have an opportunity to realize any return on our investments in them.

We expect to exit non-strategic business lines and divest non-strategic assets in order to enhance our focus on the execution of our business with respect to our core strategic assets business plan. Such exit activities may not occur on the timeframes desired by management, or may not occur on terms favorable to us, which may impact management’s focus on its strategic assets and may also impact our ability to support our debt obligations.

We may not be able to sell the TV Guide magazine.

We are exploring strategic alternatives with respect to the TV Guide magazine. If we are unable to sell this asset, we may incur significant costs related to shutting down its operations or sustain financial losses from its continued operation, either of which will impact our operating results.

Both our advertising and circulation revenue for continued operation of the TV Guide magazine can be negatively impacted by decreases in circulation and readership levels. In addition, TV Guide magazine and the overall magazine industry have been subjected to increasing competition from sources other than traditional print formats, such as the Internet. The risk exists that this trend may continue. We have attempted to take advantage of the growth of online media and advertising, but we face increasing competition from other online sources for both advertising and circulation revenues. To the extent advertisers view other forms of media as providing a more cost-effective or generally superior method for reaching consumers with advertising, the profitability of publishing magazines, including TV Guide, will be negatively impacted. In the event we continue to operate the TV Guide magazine, we may not be successful in achieving the volume of circulation guaranteed to advertisers or may incur significant additional costs in attempting to do so and we may not be able to recover these costs through circulation and advertising revenues. If we cannot maintain our magazine circulation or if we experience erosion in the magazine’s readership, this could, in turn, adversely affect our circulation and advertising revenues. The price of paper can be a significant factor affecting TV Guide magazine’s operating performance. We do not hedge against increases in paper costs. Paper prices may increase and if we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution, billings, renewals, and direct mail solicitations is also a significant, uncontrollable expense to us.

Covenants in our debt agreements restrict our business in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.

Our credit facilities contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests. In addition, we have historically had less debt with fewer covenants. If we fail to maintain effective internal controls to comply with these covenants, we may be in breach. A breach of any of these covenants could result in a default under our senior secured credit facility and/or our other indebtedness. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. A significant portion of our assets will be subject to liens. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our debt obligations.

We have a substantial amount of indebtedness. As of the consummation of the merger with Gemstar-TV Guide, we have total debt of approximately $904.0 million, consisting of $100.0 million of notes, $550.0 million of borrowings under our senior secured credit facility, $14.0 million of capital lease obligations and $240.0 million of convertible notes. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Further, the degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting its operations, many of which are beyond our control.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit agreements restrict our ability to dispose of assets, use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Macrovision Solutions Corporation’s subsidiaries, including Macrovision Corporation, own a significant portion of our assets and conduct substantially all of our operations.

Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by the subsidiaries, including Macrovision Corporation, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors or a co-issuer of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Despite our current level of indebtedness, we may still be able to incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our credit agreements and indentures limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with existing indebtedness, the holders of that indebtedness will be entitled to share ratably with the holders of our existing debt obligations in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our success is heavily dependent upon our proprietary technologies.

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products incorporating our technologies can be sold. We have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.

Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in some foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation of our technologies. Such competitive threats could harm our business.

We may initiate patent infringement or patent interference actions or other litigation to protect our intellectual property, which could be costly and harm our business.

We are currently engaged in litigation, and litigation may be necessary in the future, to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

We, and many of our current and potential competitors, dedicate substantial resources to protection and enforcement of intellectual property rights, especially patents in the area of digital rights management technologies. We believe that companies will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and the associated rights are likely to arise in the future and may be very costly. Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may be forced to litigate to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly, could distract our management from focusing on operating our business, and might ultimately be unsuccessful. The existence and/or outcome of such litigation could harm our business.

We may be subject to intellectual property infringement claims or other litigation, which are costly to defend and could limit our ability to use certain technologies in the future.

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. For example, we have received notices and lawsuits from certain customers requesting indemnification in patent-related lawsuits. We evaluate the requests and assess whether we believe we are obligated to provide such indemnification to such customers on a case by case basis. Customers or strategic partners making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations.

Litigation could harm our business and result in:

•	substantial settlement or related costs, including indemnification of customers;

•	diversion of management and technical resources;

•	either our customers discontinuing to use or ourselves discontinuing to sell infringing products;

•	our expending significant resources to develop non-infringing technology; and

•	our obtaining licenses to infringed technology.

We are involved in the business of protection and enablement of audio, video and software content on the Internet. There has been, and we believe that there will continue to be, an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices, especially as it relates to the motion picture and software industries. As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively.

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located and Los Angeles where we have significant operations, and the high cost of living in this area makes our recruiting and compensation costs higher. In particular, declines in technology market values and the resultant impact on our stock price have in the past and may in the future impair our ability to effectively use stock options as an incentive to hire and retain employees. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

We must establish and maintain licensing relationships with companies to build and support a worldwide content value management ecosystem and to expand our business, and failure to do so could harm our business prospects.

Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	DVD and CD authoring facilities, mastering houses and replicators;

•	DVD and CD authoring tools software companies and replicator test equipment suppliers;

•	DVD and CD hardware manufacturers;

•	videocassette duplicators;

•	semiconductor and equipment manufacturers;

•	operators of digital PPV and VOD networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, and PC manufacturers;

•	DRM suppliers; and

•	Internet portals and other digital distribution companies.

Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

Some of our third party license arrangements will require that we license others’ technologies and/or integrate our solutions with others. In addition, we rely on third parties to report usage and volume information to us. Delays, errors or omissions in this information could harm our business. If these third parties choose not to support integration efforts or delay the integration, our business could be harmed.

It may be more difficult for us, in the future, to have our technologies adopted as individual industry standards to the extent that entertainment industry participants collaborate on the development of industry standard technologies.

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of consumer electronics products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. In addition, increasingly there are a large number of companies, including companies that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard. Examples of this include MPEG-LA (DRM licensing); Advanced Access Control System (AACS) for next generation DVD encryption; Blu-ray DVD (high definition DVD format); and Digital Living Network Alliance (DLNA) and the Universal Plug and Play (UPnP) Forum (interoperability of consumer electronics devices). If our technologies are not supported by these standards bodies or patent pools, it may be more difficult for us to grow our business in the future. Our major customers may have a large influence on industry standards and the widespread adoption of new technologies. The selection of alternative technologies to ours or to those on which our technologies operate would harm our business.

We have limited control over existing and potential customers’ and licensees’ decisions to include our technology in their product offerings.

In general, we are dependent on our customers and licensees—including producers and distributors of content for films and videos—to incorporate our technology into their products. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products. Furthermore, while we may be successful in obtaining mandatory status for our technology in one or more industry standards, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.

Our relationships with entertainment industry participants are particularly important to our businesses, and if we fail to maintain such relationships our business could be materially harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these entertainment industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.

The success of our business depends on the continued use by major movie studios of, and market demand for, our video content protection technology.

If major motion picture studios were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Historically, we have derived a significant percentage of our net revenues and operating income from fees for the application of our patented video content protection technology to various video formats, including prerecorded videocassettes, DVDs and digital pay-per-view, or PPV, and video on-demand, or VOD, programs.

Revenues from these fees will depend on (a) growth in the various media formats, including the Blu-ray format, (b) use of our video content protection technology on videocassettes, DVDs, digital PPV/VOD programs or PCs, and (c) pricing for our technology. To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing our technology is outweighed by the increase in revenues that content owners and retailers gain as a result of using content protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other distribution channels.

Our ability to expand our markets into digital PPV/VOD and other venues will depend in large part on the support of the major motion picture studios in advocating the incorporation and activation of copy protection technology in the hardware and network infrastructure required to distribute such video programming. Consumers may react negatively to copy protected PPV or VOD programming because they may feel they are entitled to copy, having in the past routinely copied for later viewing analog cable and satellite-delivered subscription television, PPV programs and recorded music. If there is consumer dissatisfaction that cannot be managed or if there are technical capability or other problems, our business could be harmed.

Our customers may also focus on alternative methods of deterring unauthorized casual consumer copying. Other content piracy sources include camcorders in movie theaters, peer-to-peer file sharing services and PC-based DVD copying software. To the extent that our customers spend money to deter or litigate or support legislative initiatives against these other piracy sources, they may reduce spending on our technology and our business would be harmed.

Additionally, our business may be affected by “free” peer-to-peer services that allow computer users to connect with each other and to copy/share many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. Even though the U.S. Supreme Court ruled in 2005 that Internet peer-to-peer companies like Grokster Ltd. can be held liable for copyright infringement when individuals use their technology to download songs and movies illegally, the Court did not address the question of whether peer-to-peer file sharing technology is illegal in itself. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services and of technologies that shut down other unauthorized sources of the program file content, regardless of the ultimate resolution of their legal status.

Any decline in demand for our video content protection technology, including a change of video content protection policy by the major motion picture studios, a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video content protection technology due to a shift from physical media distribution to digital distribution or otherwise, additional declines in our average unit royalties, as well as loss of demand due to consumers choosing to utilize peer-to peer services and not purchasing authentic packaged media or authorized DRM downloads, would have a material adverse effect on our business. If our customers are unable to prevent their content from becoming available through piracy sources, they may consider our technology to be less valuable, and if one or more of the motion picture studios were to withdraw its support for our content protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes, DVD or digital PPV/VOD programs, our business would be harmed.

We depend on a small number of key customers for a high percentage of our entertainment-related revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

Our entertainment-related revenue is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our entertainment related business. Historically, we have derived the majority of our entertainment-related revenue from a relatively small number of customers.

We expect that revenues from the MPAA studios will continue to account for a large portion of our net revenues for the foreseeable future. We have multi-year agreements with some of the major home video companies for copy protection of their videocassettes and/or DVDs in the United States. As these agreements expire, they may or may not be renewed, or, if renewed, may be at substantially reduced prices and on other terms less favorable to us than the existing agreements. Changes in management, ownership or control of the MPAA studios could affect the renewal of their contracts with us. The failure of any one of these customers to renew its contract, or to enter into a new contract with us on terms that are favorable to us, would likely result in a substantial decline in our entertainment-related revenue and operating income, and our business would be harmed.

Dependence on the cooperation of MSOs and DBS providers, television broadcasters, hardware manufacturers, publications, data providers and delivery mechanisms could adversely affect our revenues.

We rely on third party providers to deliver our IPG data to consumer electronics devices that include our IPG. Further, our national data network provides customized and localized listings to our IPG service for MSOs and DBS providers and licensees of our data used in third party IPGs for MSOs and DBS providers. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms.

To deliver our IPG data to consumer electronics devices, we have arrangements to carry our data in a part of the television signal called the vertical blanking interval (“VBI”) or its digital signal equivalent, of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. We have historically only delivered our IPG data to consumer electronics devices through the VBI in analog broadcast signals.

In anticipation of the FCC mandate of 100% digital transmission in the United States, which takes effect in 2009, we recently entered into a long-term IPG data distribution and advertising agreement with CBS Corporation, which will allow for the distribution of our consumer electronics IPG data in the United States over the digital broadcast signals of both CBS owned and operated stations and participating affiliates following the installation of necessary equipment. We are in the process of securing the participation of additional CBS affiliates, but have not yet reached agreements with a sufficient number of affiliate stations for the entire amount of coverage we need. We also rely on other arrangements in the United States, which are not long-term, with other broadcasters for secondary carriage of our IPG data to consumer electronics devices. We cannot assure you that we will be able to successfully renew or extend any of our existing carriage arrangements when they expire, or that renewals will be on terms that are as favorable to us as the arrangements currently in effect. Our inability to renew the existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively transmit our IPG data to consumer electronics devices could have a material adverse effect on our consumer electronics IPG business.

Our IPG data to consumer electronics devices broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our consumer electronics IPG business. To mitigate this risk in the United States, we have entered into agreements with many service providers to ensure that our IPG data to consumer electronics devices will not be deleted or modified by such systems. Additionally, cable companies in the United States are progressively moving their systems from an analog format to a digital format, which poses certain problems to the passage of our IPG data to consumer electronics devices carried in their signals. Solving such problems will require the cooperation of third parties such as the MSOs and hardware manufacturers, and may also require additional investment by us. Furthermore, in order for consumer electronics devices that incorporate our IPG to receive our data, such data must also be able to pass through any receivers through which such consumer electronics devices are receiving television programming signals. Even if our IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our IPG data to consumer electronics devices. Widespread impedance of our IPG data to consumer electronics devices in any of the manners set forth above could have a material adverse impact on our consumer electronics IPG business.

We are currently making significant investments in the United States, Europe and Japan to build the capability to provide our program listings information via digital broadcast signals to support the next generation of products from our manufacturing partners. This involves in some cases deploying equipment to aggregate and insert listings data, and securing bandwidth in digital broadcast streams to deliver that data. If we are unable to complete this digital delivery build-out in each of our regions in time to meet the planned deployment of the next generation of digital broadcast reliant consumer electronics devices, this could have a material adverse impact on our consumer electronics IPG business.

We deliver our data to our IPG service for MSOs and to licensees of our data used in third party IPGs for MSOs via satellite transmission, among other means. While we have built in certain redundancies in our data delivery operation, a third party provides us with satellite capacity to transmit our data to our IPG service for certain MSOs and to licensees of our data used in third party IPGs for MSOs. Our arrangement with the third party provider may be terminated on little or no notice. In the event that a provider of satellite capacity elects not to provide this capacity to transmit our data, there can be no assurance that all of our customers who currently receive our data via such provider will be able to receive our data via alternative means without significant delay or additional cost to us. In the event that such provider elects not to transmit our data, our business, operating results and financial condition could be adversely affected.

In addition, we purchase some of our program guide information from commercial vendors. The quality, accuracy and timeliness of that data may not continue to meet our standards or be acceptable to consumers.

Our VCR Plus+ system relies on consumer access to PlusCode numbers through licensed publications. We depend on the maintenance and renewal of agreements governing the PlusCode publications to ensure the distribution of the PlusCodes.

As our entertainment technologies customers try to minimize costs, they may decrease their content protection usage or negotiate decreases in their usage fees, which may result in a substantial decline in our entertainment related revenues.

The retail prices of DVDs are falling. As retail prices drop, consumers trend toward purchases rather than rental of DVDs, causing studios to face increased pressure to trim manufacturing expenses. This includes cutting back their content protection usage, as well as negotiated reductions in their usage fees. Diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video content protection technology in their products. As such, we have experienced a decline in our entertainment technologies’ per-unit revenue associated with DVDs in the last two years and we have seen our usage fees on a per unit basis decline over time. Even though we have some contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios choose to copy protect selected titles, or choose to not use any copy protection, and their actions may influence other studios to do the same, which could harm our business.

Our operating results may fluctuate, which may cause us to not be able to sustain our revenue levels or rate of revenue growth on a quarterly or annual basis and which may cause our common stock price to decline.

Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance. We may experience volatility in revenues which may cause us to not be able to sustain our revenue levels, or our rate of revenue growth, on a quarterly or annual basis. In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under generally accepted accounting principles in the United States. Fluctuations in our operating results have in the past caused, and may in the future cause, the price of our common stock to decline.

Other factors that could affect our operating results include:

•	the timing and number of releases of popular movies on videocassettes, DVDs or by digital PPV/VOD transmission;

•	the ability of the MPAA studios utilizing our content protection technology to produce a sufficient number of major releases annually;

•	the acceptance of our content protection technologies by major motion picture studios;

•	the amount by which theatrical content is being replaced by television content, and the extent to which entertainment producers decide to apply our protection technologies to television content;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	the timing and ability of signing high-value hardware licensing settlement agreements during a specific period;

•

the potential that we may not be in a position to anticipate a decline in revenues in any quarter until (i) late in the quarter due to the closing of new sales agreements late in the quarter or (ii) after the quarter ends due to the delay inherent in reporting from certain licensees;

•	the extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•

adverse changes in the level of economic activity in the United States or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the United States or its allies, or generally weak and uncertain economic and industry conditions; and

•	the extent to which various hacking technologies are viewed by our customers to undermine and devalue our technologies.

Our quarterly operating results may also fluctuate depending upon when we receive royalty reports from our entertainment related licensees. We recognize a portion of our entertainment related license revenue only after we receive royalty reports from our licensees regarding the manufacture of their products that incorporate our technologies. As a result, the timing of our entertainment related revenue is dependent upon the timing of our receipt of those reports, some of which are not delivered until late in the quarter or after the end of the quarter. This may put us in a position of not being able to anticipate a decline in revenues in any given quarter. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of entertainment related licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of entertainment related licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of entertainment related licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results.

We experience seasonality in our operating results, which may affect our common stock price.

Because of the nature of the products that we offer and our customers’ business cycles, we have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. Shipments of consumer electronic products tend to be higher in the second and fourth calendar quarters. We recognize revenues associated with our technology incorporated in these consumer electronic products when the shipments are reported to us, which is normally the quarter immediately following that of actual shipment by the licensee. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. General advertising also tends to be higher in the fourth quarter. Our customers also have a tendency to release their more popular movies during the year-end holiday shopping season. As a result, we may experience variability in our licensing and advertising revenues.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with our international business could have an adverse effect on our operating results.

We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our content protection and DRM solutions for digital PPV networks and DVDs.

To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the demand for content protection and rights management solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of digital content, which may make our content protection technology less effective and reduce the demand for it.

Because we sell our products worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements;

•	changes in, or weakening of copyright and intellectual property (patent) laws and support for content protection and DRM technologies;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	tariffs or taxes and other trade barriers and restrictions;

•	fluctuations in our net effective income tax rate driven by changes in the percentage of revenues that we derive from international sources;

•	changes in a specific country’s or region’s political or economic condition, including changes resulting from the threat of terrorism;

•	difficulty in staffing and managing foreign operations; and

•	fluctuations in foreign currency exchange rates.

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, PPV and other applications requiring our content protection solutions or if regulations governing our international businesses change. For example, our products are eligible for export under the U.S. Export Administration Act and U.S. export regulations. We have implemented a program to comply with these laws and regulations, but cannot guarantee that any particular product can be exported to any particular location at any particular time. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

We have made and expect to make significant investments in infrastructure which, if ineffective, may adversely affect our business results.

We have made and expect to make significant investments in infrastructure, tools, systems, technologies and content, including initiatives relating to digital asset and rights management and data warehouses, aimed to create, assist in the development or operation of, or enhance our ability to deliver innovative guidance products and services across multiple media, digital and emerging platforms. These investments may ultimately cost more than is anticipated, their implementation may take longer than expected and they may not meaningfully contribute to or result in successful new or enhanced products, services or technologies.

Labor disputes in the entertainment industry may adversely impact certain of our businesses.

Labor disputes involving one or more of the unions involved in the production of television or film programming, including the recent work stoppage by the Writers Guild of America, could result in reduced revenues for, or otherwise adversely impact, certain of our businesses. The adverse impacts of such disputes, even if they are resolved between the parties, may be direct or indirect. The potential impacts on our businesses could include reduced program promotion advertising in or on TV Guide Network or Online Networks, the cancellation of awards shows or events we would otherwise cover, or a general decline in the public’s interest in television or entertainment. The longer and more extensive any such labor dispute is, there is an increased likelihood that our businesses will be adversely impacted.

Continued consolidation of the cable and satellite broadcasting industry could adversely affect existing agreements; the impact of these changes is not clear.

We have entered into agreements with a large number of cable MSOs and DBS providers for the licensing or distribution of our technology, products and services. If, as expected, consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. We cannot assure you that any measures that we have taken to protect us against any negative consequences resulting from those transactions will be effective. Also, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future obligations and discharge its past payment obligations under the agreement in some circumstances. Any such events could have a material adverse effect on the amount of revenue we receive under these agreements.

The market for IPG advertising and our ability to fully exploit it may not develop.

The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as an advertising medium widely accepted by consumers and advertisers. In addition, MSO, DBS and Internet protocol television, or IPTV, providers who have a patent license from us are not required to provide advertising in their IPG. Therefore our ability to derive advertising revenues from IPGs distributed by our patent licensees is also dependent on the implementation of IPG advertising by such licensees.

Limitations on control of joint ventures may adversely impact our operations.

We hold our interests in certain businesses, including Guideworks and IPG Inc., as a joint venture or in partnership with nonaffiliated third parties. As a result of such arrangements, we may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could in turn result in limitations on our ability to implement strategies that we may favor, or to cause dividends or distributions to be paid. In addition, our ability to transfer our interests in businesses owned with third parties is limited under certain joint venture, partnership or similar agreements.

The decreased or increased use of the Internet for delivery of content could harm our business.

Some of our products are designed to support using the Internet to deliver, install, deploy, activate, update or pay for software or digital media. The revenues we generate from these products depend on increased acceptance and use of the Internet as a medium of commerce, communications and delivery of software and digital media. Acceptance and use of the Internet may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our business could be seriously harmed if:

•	the necessary communication and computer network technology underlying the Internet and other online service does not effectively support any expansion that may occur; or

•	new standards and protocols are not developed or adopted in a timely manner.

Conversely, our video copy protection products are designed to be applied to packaged media, and we receive royalties based on the number of units produced. If electronic delivery of such products using the Internet were to increase, our revenues from packaged media may be adversely affected and not replaced by Internet-based revenues. In this event, our business could also be seriously harmed.

We rely on our licensees and others to accurately prepare manufacturing reports in determining our entertainment related licensing revenue, and if these reports are inaccurate, our operating results could be materially adversely affected.

Our entertainment related licensing revenue is generated primarily from content owners who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a per-unit licensing fee based on the number of units of product they manufacture that incorporates our technologies. We depend on third party replicators to properly apply our content protection technology to content on behalf of our customers, to properly perform quality assurance testing with respect to such content and to accurately report the number of copy protected units manufactured. In collecting our license fees, preparing our financial reports, projections and budgets and directing our sales and product development efforts, we rely on those manufacturing reports from our customers and their replicators. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. Although we generally have audit rights, audits are expensive and time consuming and initiating audits could harm our customer relationships. To the extent that our licensees understate or fail to report the number of products incorporating our technologies that they ship, we will not collect and recognize revenue to which we are entitled, which could adversely affect our operating results. To the extent that these same parties improperly report and overstate the number of products incorporating our technologies that they ship, we may have to issue credits for past revenue, which could adversely affect our operating results.

Some terms of our agreements with licensees could be interpreted in a manner that could adversely affect licensing revenue payable to us under those agreements.

Some of our license agreements contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensee. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to licensees, which could, if applied, result in lower revenues or otherwise adversely affect our business, financial condition, results of operations or prospects. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

We depend on third parties to implement and support our RipGuard DVD anti-ripper software modules.

We rely on third party vendors to develop and incorporate software modules that will:

•	apply the various digital signature, formatting, and copy protection technology at licensed replication facilities; and

•	allow replicators to run specialized quality assurance tests to confirm our technologies are applied.

Our operations could be disrupted if our relationships with third party vendors are disrupted or if their products are defective, not available or not accepted by licensed replicators.

Our various digital content value management solutions are available in many of the world’s largest mastering and replication facilities, and are designed to be fully compatible with standard CD manufacturing processes. Nevertheless, we rely on such third parties to properly apply these technologies to optical media-based content on behalf of our customers and to properly perform quality assurance testing with respect to such content. Any improper application of the technology or improper quality assurance testing by such third party mastering and replication facilities may result in content that does not contain our copy protection technology or may result in other defects in the rights holders content, and may therefore, result in a loss of revenue or a claim against us by the content owner.

Our products could be susceptible to errors, defects, or unintended performance problems that could result in lost revenues, liability or delayed or limited market acceptance.

We offer and develop a series of complex content management and software solutions, which we license to customers. The performance of these products typically involves working with sophisticated software, computing and communications systems. Due to the complexity of these products offered and developed, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer. Because our products are embedded in digital content and other software, our solutions’ performance could unintentionally jeopardize our customers’ product performance. Any such defects, errors, or unintended performance problems in existing or new products, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service, any of which could materially harm our business.

In addition, we rely on the customer and third party replicators to properly use our products to protect the software and applications to which our technology may be applied. Any improper use or application of the software by the customer or the third party replicators may render our technologies useless and result in losses from claims arising out of such improper use of the products.

Because customers rely on our products for copy protection and digital rights management of their software and applications, defects or errors in our products may discourage customers from purchasing our products.

These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

In protecting copyrights and other intellectual property rights of our customers, our products affect consumer use of our customers’ products. Consumers may view this negatively and discontinue or threaten to discontinue purchase or use of our customers’ products unless our customers stop using our technologies. This may cause a decline in demand for our products or legal actions against us by our customers or consumers.

Government regulations may adversely affect our business.

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multi-channel video programming distributors, or MVPDs, which are the primary customers for certain of our products and services. FCC regulations prohibit MPVDs (except DBS providers) from deploying after July 1, 2007 consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”). The FCC recently granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the FCC. Resolution of these petitions and other FCC action with respect to these issues could affect demand for IPGs incorporated into set-top boxes or consumer electronics devices.

Legislative initiatives seeking to weaken copyright law or new governmental regulation or new interpretation of existing laws that cause resulting legal uncertainties could harm our business.

Consumer rights advocates and other constituencies continuously challenge copyright law, notably the U.S. Digital Millennium Copyright Act of 1998, or DMCA, through both legislative and judicial actions. Legal uncertainties surrounding the application of the DMCA may adversely affect our business. If copyright law is compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our technologies, and our business would be harmed.

Many laws and regulations are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including copyright and other intellectual property rights, digital rights management, property ownership and taxation. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulations. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. Changes to or the interpretation of these laws could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices. It is not possible to predict whether or when such legislation may be adopted, and the adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, could materially and adversely affect our business.

We may be subject to legal liability for the provision of third-party products, services or content.

We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or via distribution on our websites or in our products or service offerings. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

The gaming activities of TVG are extensively regulated.

TVG derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG’s Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. If any such legislation were enacted into law, TVG’s advance deposit wagering business could be adversely affected. Congress recently passed legislation which prohibits the use of various electronic payment methods and systems in connection with illegal Internet-based wagering activities. While this recently enacted legislation continues to provide an exemption for advance deposit wagering on horse racing as conducted by TVG, there is a risk that further legislation or regulations could be enacted or promulgated that could adversely affect the business, operations or prospects of our TVG business. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations and may do so in the future in response to additional regulatory burdens. Although such efforts to restrict payment mechanisms may not be intended to restrict the lawful activity of licensed operations such as TVG, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects. The adoption of any laws, rules or regulations that further limit the ability of TVG to conduct interstate pari-mutuel wagering could have a material adverse effect on our TVG business.

We face risks arising from our TV Guide Network strategy.

Revenues at TV Guide Network consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Network are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Network primarily comes from commercials sold during our programming hours (11:00 AM to 2:00 AM) and infomercials broadcast between 2:00 AM and 11:00 AM. Advertising sales are primarily dependent on the extent of distribution of the network; viewership ratings, such as those published by Nielsen; and the strength of the market for advertising. While TV Guide Network has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to digital broadcast satellite, or DBS, subscribers, who did not previously have TV Guide Network as a programming choice. Digital cable and DBS homes also have many more channels and generally use an IPG, rather than TV Guide Network, for listing information. As such, the viewership of TV Guide Network in digital cable and DBS homes has been minimal to date. Also, certain of the long-term agreements with multi system operators, or MSOs, for the TV Guide Network allow for migration to exclusively digital carriage. If the MSOs elect to migrate TV Guide Network to digital carriage, TV Guide Network will generally experience a corresponding reduction in subscribers, resulting in reduced affiliate fee revenue and potentially reducing advertising revenue, due both to the smaller pool of potential viewers and the fact that TV Guide Network’s viewers come primarily from analog cable homes where scroll data is still utilized for guidance. We have been investing in new programming and marketing initiatives at TV Guide Network with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve sufficiently or if we are unable to maintain broad distribution of the TV Guide Network, our increased programming and marketing costs could have a material adverse effect on our results of operations. While we have undertaken significant programming and marketing initiatives designed in part to position TV Guide Network as an entertainment destination independent of listings data, there can be no assurance that such initiatives will ultimately result in increased viewership ratings and advertising revenues, or that any initial increase in viewership ratings will be sustainable over time.

Digital recapture may adversely affect our TV Guide Network business and operating results.

Cable television is transmitted on a limited frequency spectrum that must be allocated between multiple analog and digital channels. As digital penetration increases, MSOs are reclaiming analog bandwidth to launch more high-definition channels and other services, and are likely to continue this recapture until they rebuild their plants to increase bandwidth or there is stability in the mix of analog and digital carriage. Digital recapture will result in a significant decline in the distribution of our analog TV Guide Network, which could negatively impact our operating results.

Business interruptions could adversely affect our future operating results.

The provision of certain of our products and services depends on the continuing operation of communications and transmission systems and mechanisms, including satellite, cable, wire, over the air broadcast communications and transmission systems and mechanisms. These communication and transmission systems and mechanisms are subject to significant risks and any damage to or failure of these systems and mechanisms could result in an interruption of the provision of our products and services.

Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. Our operating results and financial condition could be materially harmed in the event of a major earthquake or other natural or man-made disaster that disrupts our business. The communications and transmission systems and mechanisms that we depend on are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

Our telephone and computer networks are subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online business activities depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

•

our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•

we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;

•

someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•	our computer systems could fail and lead to service interruptions or down-time for our ecommerce web sites; or

•	we may need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. Because some of our technologies and businesses are intended to inhibit use of or restrict access to our customers’ intellectual property, we may become the target of hackers or other persons whose use of or access to our customers’ intellectual property is affected by our technologies. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

Our ecommerce web sites and our Internet-based product and service offerings rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers. We do not have complete redundancy for all of our systems and we do not maintain real-time back-up of our data, so in the event of significant system disruption, particularly during peak periods, we could experience loss of data processing capabilities, which could cause us to lose customers and could harm our operating results. Notwithstanding our efforts to protect against “down time” for our ecommerce web sites and Internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide our Internet-based products and services, we must protect the security of our systems, networks, databases and software.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services and the possession and use of personal customer information by our business.

Many of our products are interactive Internet applications that by their very nature require communication between a computer system or network client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to ours or our customers’ servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us or our customers to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

In addition, some of our customers use credit cards or automated payment systems to pay for our products and services and we may collect, use and retain personal customer information as part of that business. While we and our vendors use commercially available security procedures to safeguard customer information when taking orders, a third party may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information could result in a breach of customer privacy. A major breach of customer privacy or security by us or the third parties that hold and manage personal information could have serious negative consequences for our business, including the cost of a mandatory notification of data breach to customers, possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation, regulation and oversight by federal or state agencies, and loss of our ability to accept and process customer credit card orders. We also have suffered losses, and may continue to suffer losses, as a result of Internet orders placed with fraudulent credit card or other payment data. The failure to detect or control payment fraud could have an adverse effect on our results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.

We have a complex business that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal controls over financial reporting. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. Furthermore, our independent registered public accountants may interpret the Section 404 requirements and the related rules and regulations differently from how we interpret them, or our independent registered public accountants may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, operated or reviewed in the future. The demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. Finally, in the event we make a significant acquisition, or a series of smaller acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent registered public accountants may decline or be unable to report on the effectiveness of our internal controls over financial reporting or may issue a qualified report in the future. This could result in an adverse reaction in the financial markets due to investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to require significant legal and financial compliance costs and to make some activities more time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.

We are subject to income taxes in the U.S. and foreign tax jurisdictions. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.

In addition, we are subject to examination of our income tax returns by federal, state, and foreign tax jurisdictions, including a current examination of our 2003 and 2004 federal tax returns by the Internal Revenue Service. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that the final determination from these examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from these examinations may have an adverse effect on our business and operating results, which could cause the market price of our stock to decline.

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services.

We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country required us to collect sales or other taxes from past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and would likely have to pay such taxes out of our own funds.

Effective July 1, 2003, we began collecting Value Added Tax, or VAT, on sales of “electronically supplied services” provided to European Union residents, including software products, games, data, publications, music, video and fee-based broadcasting services. There can be no assurance that the European Union will not make further modifications to the VAT collection scheme, the effects of which could require significant enhancements to our systems and increase the cost of selling our products and services into the European Union. The collection and remittance of VAT subjects us to additional currency fluctuation risks.

The Internet Tax Freedom Act, or ITFA, which Congress extended until November 2014, among other things, imposed a moratorium on discriminatory taxes on electronic commerce. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

If the recent worsening of credit market conditions continues or increases, it could adversely impact our investments and as a result, our liquidity.

Recent deterioration of the credit markets has led to liquidity issues and failed auctions in the auction rate securities market. The auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. We have recorded unrealized losses to accumulated other comprehensive income due to temporary declines in fair value of the auction rate securities and reclassified the auction rate securities from short-term investments to long-term marketable investments on our balance sheet. If there are future unsuccessful auctions, the fair value of these auction rate securities may continue to decline. The decline in fair value may become other than temporary and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results;

•	announcements of technical innovations;

•	new products or new contracts;

•	announcements by competitors or their customers;

•	announcements by our customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	announcements regarding acquisitions or divestitures;

•	announcements regarding litigation or regulatory matters;

•	changes in financial estimates or coverage by securities analysts;

•	changes in interest rates which affect the value of our investment portfolio;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

Announcements by the MPAA or its members, satellite television operators, cable television operators or others regarding motion picture production or distribution, consumer electronics or software vendor companies’ business combinations, evolving industry standards, consumer rights activists’ “wins” in government regulations or the courts, or other developments could cause the market price of our common stock to fluctuate substantially.

There can be no assurance that our historic trading prices and price/earnings ratios, or those of high technology companies in general, will be sustained. In the past, following periods of volatility in the market price of a company’s securities, some companies have been named in class action suits.

Further, the military conflict in Iraq, additional acts of terrorism and related political instability and economic uncertainty may adversely affect the global financial markets, which could cause the market price of our common stock to fluctuate substantially.

We utilize non-GAAP reporting in our quarterly earnings press releases.

We publish non-GAAP financial measures in our quarterly earnings press releases along with a reconciliation of non-GAAP financial measures to those measures compiled in accordance with accounting principles generally accepted in the United States (“GAAP”). The reconciling items have adjusted GAAP net income and GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be more meaningful to investors in analyzing the results of operations and income generation as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions upon such non-GAAP financial measures. If we decide to curtail use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be affected if investors analyze our performance in a different manner.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Asset Purchase Agreement dated February 13, 2008 by and among Macrovision Corporation and Flexco Holding Company, Inc. (a Delaware corporation later renamed Acresso Software Inc.).	8-K	2/21/08	10.1

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Solutions Corporation

Authorized Officer:

Date: May 7, 2008	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date: May 7, 2008	By:	/s/ James Budge
James Budge Chief Financial Officer