Form 10-Q
period 2008-06-30
Macrovision Solutions CORP
filed 2008-08-07
CIK 1424454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number: 333-148825

Macrovision Solutions Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2830 De La Cruz Boulevard Santa Clara, CA 95050 (Address of principal executive offices, including zip code)

(408) 562-8400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):.

Large accelerated filer  X     Accelerated filer____  Non-accelerated filer____  Smaller reporting company___
                                                                                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of August 1, 2008
Common stock, $0.001 par value	102,942,285

MACROVISION SOLUTIONS CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008
	and December 31, 2007	1

	Condensed Consolidated Statements of Income
	or the Three and Six Months Ended June 30, 2008 and 2007	2

	Condensed Consolidated Statement of Stockholders’ Equity
	for the Six Months Ended June 30, 2008	3

	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		44

PART I.                               FINANCIAL INFORMATION

Item 1.                               Financial Statements

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$ 231,896	$ 134,070
Short-term investments	25,596	248,194
Trade accounts receivable, net	88,623	44,327
Deferred tax assets	2,396	4,563
Prepaid expenses and other current assets	33,489	12,135
Assets held for sale	50,139	79,503
Total current assets	432,139	522,792
Long-term marketable securities	74,794	57,025
Deferred tax assets	-	57,850
Property and equipment, net	80,100	10,011
Finite-lived intangible assets, net	1,198,831	78,801
Other assets	73,895	11,470
Goodwill	1,442,936	199,209
	$ 3,302,695	$ 937,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 21,006	$ 6,157
Accrued expenses	103,637	41,113
Taxes payable	20,330	1,355
Deferred revenue	14,360	7,494
Liabilities held for sale	80,636	27,959
Total current liabilities	239,969	84,078
Taxes payable, non-current	87,325	57,026
Long-term debt and capital lease obligations, less current portion	901,108	240,000
Deferred revenue, less current portion	7,241	-
Deferred tax liabilities, long-term	341,179	-
Other non current liabilities	4,357	436
	1,581,179	381,540
Stockholders’ equity:
Common stock	110	61
Treasury stock	-	(138,448)
Additional paid-in capital	1,564,874	478,951
Accumulated other comprehensive income	97	12,407
Retained earnings	156,435	202,647
Total stockholders’ equity	1,721,516	555,618
	$ 3,302,695	$ 937,158

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$ 103,551	$ 23,409	$ 133,846	$ 57,474

Costs and expenses:
Cost of revenues	26,025	2,585	29,958	5,483
Research and development	18,089	3,056	23,162	6,513
Selling and marketing	23,444	6,233	29,866	13,740
General and administrative	17,211	6,753	25,457	13,844
Depreciation and amortization	23,266	2,737	27,135	5,453
Restructuring and asset impairment charges	-	1,025	-	3,081
Total costs and expenses	108,035	22,389	135,578	48,114

Operating (loss) income from continuing operations	(4,484)	1,020	(1,732)	9,360
Interest expense	(11,487)	(1,853)	(13,449)	(3,829)
Interest income and other, net	2,537	5,166	8,143	10,044
Gain on sale of strategic investments	-	-	5,238	-
(Loss) income from continuing operations before income taxes	(13,434)	4,333	(1,800)	15,575
Income tax (benefit) expense	(4,853)	3,757	(1,906)	6,470

(Loss) income from continuing operations, net of tax	(8,581)	576	106	9,105
Discontinued operations, net of tax	94,522	1,916	92,130	(905)
Net income	$ 85,941	$ 2,492	$ 92,236	$ 8,200

Basic earnings per share:

Basic (loss) income per share from continuing operations	$ (0.10)	$ 0.01	$ 0.00	$ 0.17
Basic income (loss) per share from discontinued operations	$ 1.10	$ 0.04	$ 1.32	$ (0.01)
Basic net earnings per share	$ 1.00	$ 0.05	$ 1.32	$ 0.16

Shares used in computing basic net earnings per share	86,130	53,488	70,080	52,803

Diluted earnings per share:
Diluted (loss) income per share from continuing operations	$ (0.10)	$ 0.01	$ 0.00	$ 0.17
Diluted income (loss) per share from discontinued operations	$ 1.10	$ 0.04	$ 1.31	$ (0.02)
Diluted net earnings per share	$ 1.00	$ 0.05	$ 1.31	$ 0.15

Shares used in computing diluted net earnings per share	86,130	54,633	70,162	53,961

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
                (Unaudited)

	Common stock Shares Amount		Treasury Stock Shares Amount		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Stockholders’ Equity

Balance as of December 31, 2007	61,247,443	$ 61	(7,434,519)	$(138,448)	$ 478,951	$ 12,407	$ 202,647	$ 555,618
Comprehensive income	-	-	-	-	-	(12,310)	92,236	79,926
Issuance of common stock under employee stock plans	361,426	-	-	-	6,464	-	-	6,464
Equity-based compensation	-	-	-	-	7,032	-	-	7,032
Issuance of common stock in connection with the Gemstar acquisition	48,664,845	49	-	-	1,072,427	-	-	1,072,476
Cancellation of treasury stock	(7,434,519)	-	7,434,519	138,448	-	-	(138,448)	-
Balances as of June 30, 2008	102,839,195	$ 110	-	$ -	$ 1,564,874	$ 97	$ 156,435	$ 1,721,516

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 92,236	$ 8,200
Adjustments to reconcile net income to net cash provided by operations:
Loss from discontinued operations, net of tax	11,796	905
Gain on sale of Software and Games	(151,284)	-
Depreciation and amortization	27,135	5,453
Amortization of note issuance costs	1,610	724
Equity-based compensation	5,044	4,694
Deferred taxes	15,742	-
Gain on sale of strategic investment	(5,238)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	17,364	11,977
Deferred revenue	1,730	(1,368)
Prepaid expenses, other current assets and other assets	5,572	(97)
Taxes payable, net	19,446	794
Accounts payable, accrued expenses, and other long-term liabilities	(32,536)	(8,126)
Net cash provided by operating activities of continuing operations	8,617	23,156
Net cash (used in ) provided by operating activities of discontinued operations	(4,075)	22,095
Net cash provided by operating activities	4,542	45,251

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(161,759)	(410,156)
Sales or maturities of long and short term marketable investments	363,829	299,744
Acquisition of Gemstar, net of cash acquired	(910,711)	-
Proceeds from sale of Software and Games	184,000	-
Payments for other acquisitions, net of cash acquired	-	(2,366)
Purchases of property and equipment	(3,103)	(831)
Other investing	(828)	(868)
Net cash used in investing activities of continuing operations	(528,572)	(114,477)
Net cash used in investing activities of discontinued operations	-	(3,198)
Net cash used in investing activities	(528,572)	(117,675)

Cash flows from financing activities:
Principal payment under capital lease obligation	(1,044)	(664)
Proceeds from issuance of debt, net of issuance costs	615,469	-
Proceeds from exercise of options and other financing activities	6,641	47,658
Net cash provided by financing activities of continuing operations	621,066	46,994
Effect of exchange rate changes on cash	790	(258)
Net increase (decrease) in cash and cash equivalents	97,826	(25,688)
Cash and cash equivalents at beginning of period	134,070	159,666
Cash and cash equivalents at end of period	$ 231,896	$ 133,978

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

On December 6, 2007, Macrovision Corporation and Gemstar-TV Guide International, Inc. (“Gemstar”) entered into an agreement for Macrovision Corporation to acquire Gemstar in a cash and stock transaction.  Upon consummation of this transaction on May 2, 2008, Macrovision Solutions Corporation, a Delaware corporation founded in 2007, assumed ownership of both Gemstar and Macrovision Corporation.  The common stock of Macrovision Corporation and Gemstar were de-registered and Macrovision Corporation stockholders were provided one share in Macrovision Solutions Corporation (the “Company”) for each share of Macrovision Corporation common stock owned as of the closing.  In addition, all treasury stock held by Macrovision Corporation was cancelled.  Macrovision Corporation is the predecessor registrant to Macrovision Solutions Corporation and therefore, for periods prior to May 2, 2008, the consolidated financial statements reflect the financial position and results of operations and cash flows of Macrovision Corporation.  The Company’s results of operations include the operations of Gemstar from May 2, 2008, forward.  The Company’s TV Guide Magazine business maintains a 52-53 week fiscal year ending on the Sunday nearest December 31.

On April 1, 2008, the Company closed the sale of its software and games businesses (hereafter referred to as “Software” and “Games”, respectively). As of December 31, 2007, the Company has reported the assets and liabilities of Software and Games as held for sale.  Additionally, in the second quarter of 2008, the Company determined it was probable that it would divest its TV Guide Magazine and RightCommerce (also known as “eMeta”) businesses.  As of June 30, 2008, the Company has reported the assets and liabilities of TV Guide Magazine and eMeta as held for sale.  The results of operations and cash flows of Software, Games, TV Guide Magazine and eMeta have been classified as discontinued operations for all periods presented. See Note 3.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Macrovision Solutions Corporation and its subsidiaries in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations.  However, the Company believes the disclosures are adequate to make the information not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented.  This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors” contained in Macrovision Corporation’s 2007 Annual Report on Form 10-K/A and Macrovision Solutions Corporation’s Form 10-Q for the quarterly period ended March 31, 2008.

The Condensed Consolidated Statements of Income for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2008, for any future year, or for any other future interim period.

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – ACQUISITIONS

Gemstar Acquisition

On May 2, 2008, the Company acquired Gemstar in a cash and stock transaction.  Gemstar was a technology, media and entertainment company that developed, licensed, marketed and distributed products and services targeted at the video guidance and entertainment needs of consumers worldwide.

The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The total purchase price for Gemstar was approximately $2.65 billion and was comprised of the following (in thousands):

Fair value of Macrovision Solutions Corporation stock issued	$ 1,072,476
Cash consideration paid to Gemstar stockholders	1,516,309
Cash consideration paid for employee options and restricted stock units	30,374
Acquisition related transaction costs	32,347
Total purchase price	$ 2,651,506

Upon closing this transaction, each share of Gemstar stock was converted, based upon each individual stockholder’s election, into $6.35 in cash or 0.2548 of a share of common stock in Macrovision Solutions Corporation. Cash elections were prorated such that, in the aggregate, Gemstar security holders received cash consideration of approximately $1.5 billion.  The Company issued approximately 48.7 million shares to Gemstar stockholders as part of the transaction.  The fair value of Macrovision Solutions Corporation’s shares issued in the transaction was based on a price of $22.04 per share, which represents the average closing price of Macrovision Corporation shares for the five trading days beginning two trading days before and ending two trading days after December 7, 2007, the date on which the acquisition was announced.  Gemstar stock options and restricted stock units outstanding immediately prior to the closing were cancelled and the holders were paid cash per share in an amount equal to the $6.35 in cash per share less the exercise price.  Acquisition related costs include legal, investment banking, accounting fees and other external costs directly related to the acquisition.

The Company, based upon estimated fair values as of May 2, 2008, made a preliminary allocation of the estimated purchase price to the net tangible and intangible assets acquired.  The excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets has been recorded as goodwill.  The Company acquired Gemstar to increase its product offerings and believes the combined Company’s complementary solutions will lead to increased market opportunity and an expanded customer base.  The combination of the Company and Gemstar also provides the opportunity for cost savings.  The Company believes these factors support the amount of goodwill recorded.  The preliminary allocation of purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period.

The Company’s preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$ 663,618
Trade accounts receivable	74,848
Property and equipment	75,417
Goodwill	1,248,733
Identifiable intangible assets	1,158,460
Other assets	64,481
Accounts payable and other liabilities	(130,955)
Restructuring charge (See note 8)	(18,915)
Deferred tax liabilities, net	(386,822)
Deferred revenue	(85,461)
Capital lease obligations	(11,898)
Total purchase price	$ 2,651,506

Identifiable Intangible Assets

The following sets forth the preliminary components of intangible assets associated with the Gemstar acquisition (in thousands, except years)

	Amount	Weighted Average Estimated Useful Life (Years)
Developed technology and patents	$ 802,620	13
Trademarks/Tradenames	146,700	20
Customer relationships	190,330	14
Content database	18,810	15
Total identifiable intangible assets	$ 1,158,460

Developed technology and patents relate to Gemstar’s products that are technologically feasible and Gemstar’s patents.  Trademarks/Tradenames are primarily related to Gemstar’s brands and tradenames acquired.  Customer relationships represent existing contracts that relate primarily to underlying customer relationships.  Content represents the database of program listings and descriptions gathered over time.  Identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives.

Other Acquisition Related Matters

Operating leases acquired have total future minimum payments of $60.5 million.  These payments become due as follows: remainder of 2008 - $7.2 million, 2009- $13.0 million, 2010- $8.5 million, 2011 - $7.5 million, 2012 – $7.1 million and thereafter $17.2 million.  The capital lease acquired has total future minimum payments of $17.9 million, with $1.6 million payable each year.

On May 2, 2008, in connection with its acquisition of Gemstar, Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, entered into a $550 million five year senior secured term loan credit facility and issued $100 million aggregate principal amount of 11% senior notes due 2013.  In the event (i) the Company’s leverage ratio is greater than 2.5 to 1.0, and (ii) more than $50 million in aggregate principal amount of Macrovision Corporations 2.625% convertible senior notes due 2011 is still outstanding, and (iii) the scheduled maturity of the 2.625% convertible senior notes due 2011 is more than 181 days in the future, then the term loans under our senior secured term loan credit facility will become due on that 182nd day prior to the 2.625% convertible senior notes maturity date.  The Company may redeem some or all of the 11% senior notes due 2013 at any time on or after November 15, 2009 at a price equal to 100% of principal amount of notes to be redeemed. In addition, the Company may redeem these notes, in whole or in part, at any time before November 15, 2009 at a redemption price plus a “make-whole” premium. The Company must offer to purchase the notes if it experiences specific kinds of changes of control or sells assets under certain circumstances.

2007 Acquisitions

All Media Guide Holdings, Inc.

In December, 2007, the Company acquired All Media Guide Holdings, Inc. (“AMG”), a privately-held company based in Michigan, for a total of $82.3 million of purchase consideration, in a taxable transaction.  AMG was one of the world’s largest providers of information databases and metadata for entertainment products (music, movies, and games) as well as solutions that support the recognition, discovery and management of digital media.

Self Protecting Digital Content (“SPDC”)Technology

In November 2007, the Company acquired SPDC from a privately held business in a taxable transaction, for $45.2 million, plus warrants exercisable for 0.9 million shares of Macrovision stock valued at $8.4 million.  SPDC focused on solving complex digital security problems.

Mediabolic

On January 1, 2007, the Company acquired Mediabolic, Inc. (“Mediabolic”), a privately held company based in San Mateo, California, for $43.6 million.  Mediabolic was a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders.

Pro Forma Financial Information

The pro forma financial information presented below (in thousands) assumes the acquisition of Gemstar, AMG, and SPDC had occurred on January 1, 2007.  The pro forma financial information does not include the results of Software, Games, TV Guide Magazine and eMeta as these businesses have been classified as discontinued operations.  The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

	Three months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Net revenue	$ 148,568	$ 134,509	$ 298,202	$ 286,090

Operating income (loss) (1)	267	(3,840)	35,483	22,504

(Loss) income from continuing operations (1)	(9,295)	(7,322)	10,822	1,175

Basic and diluted (loss) earnings per share from continuing operations	(0.09)	(0.07)	0.11	0.01

(1)
The six months ended June 30, 2008, includes a $32.5 million pre-tax benefit from a Gemstar insurance settlement.  The six months ended June 30, 2007, includes a $10.7 million pre-tax benefit from the resolution of matters related to a former Gemstar CEO.

NOTE 3 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On April 1, 2008, an affiliate of Thoma Bravo acquired the Company’s Software business unit in a cash transaction valued at $200 million adjusted by the difference between working capital at closing, as defined in the sales agreement, and $28 million.  Based on the preliminary working capital adjustment the net sales price is $191 million.  As of June 30, 2008, the Company has received $180 million and has recorded a receivable for the remaining $11 million in prepaid expenses and other current assets.  On April 1, 2008, the Company sold its Games business to RealNetworks for $4 million in cash.

As of December 31, 2007, the assets and liabilities of Software and Games are presented as held for sale, and results of operations and cash flows of Software and Games have been classified as discontinued operations, for all periods presented.

    The assets and liabilities attributable to the Software business classified in the Condensed Consolidated Balance Sheet as held for sale consist of the following (in thousands):

December 31, 2007
Accounts receivable, net	$ 25,361
Property and equipment, net	1,735
Other assets	1,260
Intangible assets	7,634
Goodwill	39,355
Deferred revenue	(27,959)
Total net assets held for sale	$ 47,386

The assets attributable to the Games business classified in the Consolidated Balance Sheet as assets held for sale consist of the following (in thousands):

December 31, 2007
Property and equipment, net	$ 702
Identifiable intangibles	999
Goodwill	2,457
Total net assets held for sale	$ 4,158

In the second quarter of 2008, the Company determined it was probable that it would divest its TV Guide Magazine and eMeta businesses.  As of June 30, 2008, the Company has reported the assets and liabilities of TV Guide Magazine and eMeta as held for sale.  The results of operations and cash flows of TV Guide Magazine and eMeta have been classified as discontinued operations, for all periods presented.

The assets and liabilities attributable to the TV Guide Magazine business classified in the Condensed Consolidated Balance Sheet as held for sale consist of the following (in thousands):

June 30, 2008
Accounts receivable, net	$ 18,843
Property and equipment, net	718
Other assets	7,136
Intangible assets	15,440
Accounts payable and other liabilities	(10,491)
Deferred revenue	(68,333)
Total net liabilities held for sale	$ (36,687)

The assets and liabilities attributable to the eMeta business classified in the Condensed Consolidated Balance Sheet as held for sale consist of the following (in thousands):

June 30, 2008
Accounts receivable, net	$ 911
Property and equipment, net	190
Other assets	174
Intangible assets	1,417
Goodwill	5,310
Accounts payable and other liabilities	(442)
Deferred revenue	(1,370)
Total net assets held for sale	$ 6,190

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue:
Software	$ -	$ 29,054	$ 27,352	$ 54,732
Games	-	2,684	1,627	5,573
TV Guide Magazine	19,777	-	19,777	-
eMeta	1,968	1,919	3,912	4,489

Pre-tax (loss) income
Software	$ (8,222)	$ 6,268	$ (6,865)	$ 8,607
Games	-	(5,624)	(2,551)	(11,400)
TV Guide Magazine	(1,671)	-	(1,671)	-
eMeta	(1,656)	(1,424)	(3,545)	(2,643)
Pre-tax gain on disposal of software and games	151,284	-	151,284	-
Income tax (expense) benefit	(45,213)	2,696	(44,522)	4,531

Income (loss) from discontinued operations, net of tax	$ 94,522	$ 1,916	$ 92,130	$ (905)

NOTE 4 – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value” (“SFAS 157”), except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2, (the “FSP”) issued by the Financial Accounting Standards Board (the “FASB”) in February 2008. The non-financial assets and liabilities include items such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination.  The FSP defers the effective date of SFAS 157 identified for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 primarily affected disclosure requirements and did not impact the Company’s financial position or operating results.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which was issued by the FASB in February 2007.  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company has not chosen to present any of the eligible instruments using the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not have an impact on the Company’s consolidated financial statements.

    SFAS 157 establishes a three−tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

    As of June 30, 2008, the Company held money market, fixed income securities and auction rate securities that are required to be measured at fair value on a recurring basis.  The following inputs were used to determine the fair value of these securities at June 30, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$ 192,187	$ 192,187	$ —	$ —
Fixed income available-for-sale securities	25,596	—	25,596	—
Auction rate securities	74,794	—	—	74,794
Total	$ 292,577	$ 192,187	$ 25,596	$ 74,794

    The Company’s fixed income available-for-sale securities consists of corporate debt securities and US and municipal securities.

    The Company’s auction rate security instruments are classified as available-for-sale securities and reflected at fair value. However, due to recent events in credit markets, the interest rate reset auction events for these instruments failed during the first half of 2008. Therefore, the fair values of these securities are estimated taking into account such factors as likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

    As a result of the temporary declines in fair value for the Company's auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $4.7 million to accumulated other comprehensive income as of June 30, 2008. The Company’s auction rate securities portfolio at June 30, 2008 includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. Due to the Company's belief that the market for such securities may take in excess of twelve months to fully recover and because the Company has the ability and intent to hold these investments until the market recovers, the Company has classified these investments as long-term marketable securities on the Condensed Consolidated Balance Sheet at June 30, 2008. The Company continues to earn interest on all of its auction rate security instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write−downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings as appropriate.

    The following table provides a summary of changes in the Company’s Level 3 auction rate securities as of June 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$ 89,600
Unrealized loss included in Accumulated other comprehensive income	(4,681)
Purchases and settlements, net	(10,125)
Balance at June 30, 2008	$ 74,794

NOTE 5 – EQUITY-BASED COMPENSATION

    Stock Options Plans

    As of June 30, 2008, the Company grants options from the 2000 Equity Incentive Plan ("2000 Plan") and, in the second quarter of 2008, the Company also issued options from the Gemstar-TV Guide International, Inc. 2007 Long-Term Incentive Plan (“Gemstar Plan”) which was assumed as part of the Gemstar acquisition.  In the second quarter of 2008, the Company terminated the 1996 Directors Stock Option Plan in connection with the closing of the Gemstar acquisition.

    As of June 30, 2008, the Company had 18.6 million shares reserved and 3.0 million shares remained available for issuance under the 2000 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors and consultants of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and the remainder vests in the third year. Option grants have contractual terms ranging from five to ten years.

    Restricted stock awards are issued from the 2000 Plan and generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to dividends and voting rights. As of June 30, 2008, the number of shares awarded but unvested was 949,553.

    On July 15, 2008, the Company’s stockholders approved the adoption of the 2008 Equity Incentive Plan (“2008 Plan”).  The 2008 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, non-employee directors and consultants of the Company.  The Company will no longer make award grants under the 2000 Plan, except with respect to award grants made to the Company’s chief executive officer.  The Company will no longer make award grants under the Gemstar Plan.  As of July 15, 2008, the Company had 13.9 million shares available for issuance under the 2008 Plan.

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

    As of June 30, 2008, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 1.9 million shares remained available for future issuance.

    On July 15, 2008, the Company’s stockholders approved the adoption of the 2008 Employee Stock Purchase Plan (“2008 ESPP”) comprising 7,500,000 shares of common stock reserved for issuance thereunder.  The 2008 ESPP replaced the 1996 ESPP effective August 1, 2008.

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

    Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. The expected term of options granted is determined by calculating the average term from historical stock option exercise experience. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS No. 123(R), the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Option Plans:
Dividends	None	None	None	None
Expected term	3.1 years	3.1 years	3.1 years	3.2 years
Risk free interest rate	2.8%	4.7%	2.8%	4.7%
Volatility rate	42%	36%	42%	36%

ESPP Plan:
Dividends	N/A	N/A	None	None
Expected term	N/A	N/A	1.3 years	1.3 years
Risk free interest rate	N/A	N/A	2.1%	5.1%
Volatility rate	N/A	N/A	45%	33%

    As of June 30, 2008, there was $30.4 million of unrecognized compensation cost for continuing operations, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.6 years.

    The weighted average fair value of options granted during the three months ended June 30, 2008 and 2007 was $4.31 and $8.06, respectively.  The weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 was $4.42 and $8.14, respectively.  The weighted average grant date fair value of an employee purchase share right granted during the six months ended June 30, 2008 and 2007 was $4.53 and $7.71, respectively. The weighted average fair value of a restricted stock award granted during the three and six months ended June 30, 2008 was $15.49.  The weighted average fair value of a restricted stock award granted during the three and six months ended June 30, 2007 was $25.13.

    The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $0.3 million and $0.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

    The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2007	$ 199,209
Changes due to foreign currency exchange rates and other	304
Gemstar acquisition (see Note 2)	1,248,733
eMeta reclassified to held for sale (see Note 3)	(5,310)
Goodwill, net at June 30, 2008	$ 1,442,936

The Company’s finite-lived intangible assets associated with its continuing operations as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and Patents	$ 858,681	$ (29,407)	$ 829,274
Existing contracts and customer relationships	200,504	(7,363)	193,141
Content databases	44,634	(2,210)	42,424
Trademarks / Tradenames	135,562	(1,570)	133,992
	$ 1,239,381	$ (40,550)	$ 1,198,831

	December 31, 2007
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and Patents	$ 61,797	$ (18,995)	$ 42,802
Existing contracts and customer relationships	10,740	(4,176)	6,564
Content database	25,574	(167)	25,407
Trademarks / Tradenames	4,403	(375)	4,028
	$ 102,514	$ (23,713)	$ 78,801

    As of June 30, 2008, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2008	$ 50,230
2009	99,579
2010	95,637
2011	91,772
Thereafter	861,613
Total amortization expense	$ 1,198,831

NOTE 7 – STRATEGIC INVESTMENT SALE

    During the first quarter of 2008, the Company sold its investment in Digimarc Corporation (“Digimarc”) and recorded a gain of $5.2 million.  As of December 31, 2007, the Digimarc investment was carried at $17.8 million and classified on the balance sheet as “Long-term marketable securities.”

NOTE 8 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Gemstar Acquisition Restructuring Plan

    During the second quarter of 2008, management initiated plans to restructure certain operations of pre-merger Gemstar resulting in a restructuring liability related to severance of $18.9 million.  This plan was initiated in order to create cost efficiencies for the combined Company.  The severance liability was recognized as an assumed liability in the Gemstar acquisition and, accordingly, resulted in an increase to goodwill.  During the second quarter of 2008, the Company paid $12.1 million of these costs and had a remaining liability of $6.8 million.  The Company anticipates paying the remaining liability by the end of the first quarter of 2009.

 Fiscal 2007 Restructuring Plans

    During the three months ended June 30, 2007, the Company recorded $1.0 million of severance related restructuring charges.  All affected employees were notified of their termination prior to June 30, 2007.

    During the three months ended March 31, 2007, the Company recorded a $2.1 million restructuring charge, consisting of severance benefits of $1.2 million, service contract cancellations and asset losses of $0.5 million, and abandonment of leased facilities of $0.4 million.  All affected employees were notified of their termination prior to March 31, 2007.

The following table presents the activity in the restructuring accrual for the three and six months ended June 30, 2008 related to the 2007 restructuring actions (in thousands):

	Termination	Contract	Abandonment
Charges and activity:	Benefits	Terminations	Of Facilities	Total
Accrual Balance as of December 31, 2007 - continuing operations	$ 101	$ 798	$ 132	$ 1,031
Cash payments - continuing operations	(98)	(325)	(51)	(474)
Accrual Balance as of March 31, 2008 - continuing operations	3	473	81	557
Cash payments - continuing operations	(3)	(121)	(56)	(180)
Accrual balance as of June 30, 2008-continuing operations	-	352	25	377

Accrual balance as of December 31, 2007 - discontinued operations	6	397	-	403
Cash payments - discontinued operations	(6)	-	-	(6)
Accrual balance as of March 31, 2008 - discontinued operations	-	397	-	397
Cash payments - discontinued operations	-	-	-	-
Accrual balance as of June 30, 2008 - discontinued operations	-	397	-	397

Accrual Balance as of December 31, 2007 - total	107	1,195	132	1,434
Cash payments	(104)	(325)	(51)	(480)
Accrual Balance as of March 31, 2008 - total	3	870	81	954
Cash payments	(3)	(121)	(56)	(180)
Accrual balance as of June 30, 2008 - total	$ -	$ 749	$ 25	$ 774

    Restructuring accruals are classified on the balance sheet as “Accrued Expenses.”  The remaining reserves are expected to be paid by the end of fiscal year 2008.

NOTE 9 – EARNINGS PER SHARE (“EPS”)

`    Basic net EPS is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.  The following table shows the effect of dilutive common equivalent shares (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Basic EPS – weighted average number of common shares outstanding	86,130	53,488	70,080	52,803
Effect of dilutive common equivalent shares	-	1,145	82	1,158
Diluted EPS – weighted average number of common shares and common equivalent shares outstanding	86,130	54,633	70,162	53,961

    The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Stock options (1)	5,320	1,164	4,880	1,454
Restricted stock (1)	724	-	627	-
Warrants (1)	7,955	7,955	7,955	7,955
Convertible senior notes (2)	8,486	8,486	8,486	8,486
Total weighted average potential common shares excluded from diluted net earnings per share	22,485	17,605	21,948	17,895

(1)
These employee stock options, restricted stock awards and warrants were excluded from the computation of diluted net earnings per share because their impact is anti-dilutive.  In August 2006, in conjunction with the issuance of 2.625% convertible senior notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share, expiring on various dates beginning August 16, 2011. Warrants related to the acquisition of SPDC (see note 2) in November 2007 had not been issued to the seller as of June 30, 2008 and, therefore, have been excluded from the table as an anti-dilutive potential common share equivalent.

(2)
Potential common shares related to the 2.625% convertible senior notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

NOTE 10 – COMPREHENSIVE INCOME

    The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$ 85,941	$ 2,492	$ 92,236	$ 8,200
Other comprehensive (loss) income:
Unrealized (losses) gains on investments (1)	(2,552)	(604)	(7,983)	1,018
Foreign currency translation adjustments (2)	(5,274)	443	(4,327)	424
Comprehensive income	$ 78,115	$ 2,331	$ 79,926	$ 9,642

(1) Changes in unrealized (losses) gains on investments during the six months ended June 30, 2008 include the reduction of $3.2 million, net of taxes, of unrealized gains related to Digimarc Corporation.  These unrealized gains became realized gain when the Company sold this investment during the first quarter of 2008 (see Note 7).
(2) Foreign currency translation adjustments include a reduction of $5.0 million due to the sale of Software (see Note 3).

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. The Company is currently evaluating the impact that FSP 14-1 will have on its consolidated financial statements.

    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51” (“SFAS 160”).  The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 is effective for the Company for annual periods beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  The fundamental requirements of using the acquisition method of accounting (which SFAS 141 called the purchase method) for all business combinations, identifying an acquirer for each business combination, and identifying and recognizing intangible assets separately from goodwill remain unchanged by the standard. The new requirements of the standard include:  recognizing assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; recognizing the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree in a step acquisition at the full amounts of their fair values; recognizing acquisition-

related and restructuring costs separately from the acquisition itself; recognizing contingent consideration at the acquisition date, measured at its fair value on that date; and recognizing a gain by the acquirer when total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) is effective for the Company for transactions consummated during annual periods beginning after December 15, 2008.  Earlier adoption is prohibited.

    In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.

NOTE 12 – INCOME TAXES

    The Company recorded an income tax benefit of $4.9 million and income tax expense of $3.8 million for its continuing operations for the three months ended June 30, 2008 and 2007 respectively.  The Company recorded an income tax benefit of $1.9 million and income tax expense of $6.5 million for its continuing operations for the six months ended June 30, 2008 and 2007 respectively.  Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

    A discrete tax benefit of $0.2 million was recorded for the three months ended March 31, 2008 from disqualifying dispositions of incentive stock options and shares issued under the Company’s employee stock purchase plan.  No similar discrete tax benefit was recorded during the three months ended March 31, 2007.  A discrete tax benefit of $0.8 million was recorded during the second quarter of 2007 from disqualifying dispositions of incentive stock options and shares issued under the Company’s employee stock purchase plan.  No similar discrete tax benefit was recorded during the three months ended June 30, 2008.  During the three months ended June 30, 2008, a discrete tax benefit of $0.6 million was recorded in connection with the completion of an Internal Revenue Service tax audit.  In addition, during the three months ended June 30, 2008, due to the capital gain realized on the sale of the Company’s Software business unit, a discrete tax benefit of $3.6 million was recorded for the release of a valuation allowance maintained against a capital loss carryforward deferred tax asset.

    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies.

    Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, the Company believes that it is more likely than not that the benefits of its deferred tax assets as of June 30, 2008 will be realized.

    The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return, as well as providing guidance on the provision of interest and penalties relating to uncertain tax positions.  The Company maintained a long-term liability under FIN 48 totaling $57.1 million and $87.3 million as of December 31, 2007 and June 30, 2008 respectively.  The increase is primarily due to the FIN 48 liability assumed in the Gemstar acquisition as well as the accrual of interest and penalties.

    The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Japan, the Netherlands, the United Kingdom and the U.S.  With few exceptions, the Company is no longer subject to income tax examinations for years before 2003. During the three months ended June 30, 2008, the Internal Revenue Service completed its examination of the Company’s federal tax returns for the 2003 and 2004 tax years, and as a result a $0.6 million tax benefit was recorded during this quarter.

NOTE 13 – SEGMENT INFORMATION

    The Company derives its segment results from its internal management reporting system. Management measures the performance of each reportable segment based upon several metrics including net revenue and Adjusted EBITDA (as defined below). Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company does not allocate to its segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include corporate marketing and general and administrative expenses.  Balance sheets of the reportable segments are not used by management to allocate resources or assess performance of the businesses.

    In May 2008, in connection with the acquisition of Gemstar-TV Guide, the Company announced an organizational structure change which included the creation of two new segments: Technology Solutions and Media Networks. The organizational realignment enabled the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. Prior to May 2008, the Company’s four segments were Embedded Solutions, Entertainment, Software, and Distribution and Commerce.  The Company has also classified its Software, Games, TV Guide Magazine and eMeta businesses as discontinued operations and therefore their results are not included in the segment information presented below.  Information for all periods presented has been reclassified to the new segment format.

    The Technology Solutions segment provides a broad set of solutions that enable businesses to protect, enable and distribute their digital goods to consumers and allows consumers the ability to discover and manage digital media across multiple channels.  Our offerings include interactive program guides (“IPGs”), content protection technologies and services and extensive databases of descriptive information about underlying media content, or metadata.   In addition to offering a Company developed IPG, our customers may also license our patents and deploy their own IPG or a third party IPG.  The Company’s solutions are deployed by consumer electronics manufacturers, multi-channel video service providers, entertainment companies, information publishers and web retail/portals to bring greater value to their customers.

    The Media Networks segment consists of two cable television networks including TV Guide Network, a channel that offers entertainment and television guidance related programming, and TVG Network, the Company's horse racing channel.

    The following table summarizes segment revenue for each segment for the Company’s continuing operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Segment Revenue:
Technology	$ 75,714	$ 23,409	$106,009	$ 57,474
Media Networks	27,837	-	27,837
Total segment revenue	$103,551	$ 23,409	$133,846	$ 57,474

    The following table summarizes Adjusted EBITDA for each of the Company’s segments.  Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization, impairment of assets and restructuring, transition and integration costs.  Adjusted EBITDA is further reconciled to operating income (loss) from continuing operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Segment Results
Adjusted EBITDA:
Technology Solutions	$ 32,793	$ 13,479	$ 51,106	$ 36,988
Media Networks	6,729	-	6,729	-
	39,522	13,479	57,835	36,988
Corporate	(14,955)	(6,910)	(24,361)	(14,721)
Total Adjusted EBITDA	24,567	6,569	33,474	22,267
Stock compensation expense	(2,758)	(1,787)	(5,044)	(4,373)
Depreciation and amortization	(23,266)	(2,737)	(27,135)	(5,453)
Transition and integration costs	(3,027)	-	(3,027)	-
Restructuring and asset impairment charges	-	(1,025)	-	(3,081)
Operating (loss) income from continuing operations	$ (4,484)	$ 1,020	$ (1,732)	$ 9,360

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Indemnifications

    In the normal course of business, the Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and/or incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement, however some license agreements, including those with our largest multiple system operators (“MSO”) and digital broadcast satellite (“DBS”) providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements.  The Company cannot estimate the possible range of losses that may affect the Company’s results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its future results of operations.

    An arbitration hearing on an action filed by a customer against Macrovision Corporation seeking indemnity for third-party claims of intellectual property infringement was completed on April 16, 2008. The arbitrator subsequently ruled in favor of the customer, awarding it $6 million for the indemnity plus accrued interest (totaling approximately $1 million), and reasonable attorneys’ fees and costs in an amount subject to proof and determination by the arbitrator.  This indemnification award has been included in the pre-tax loss of the Software business for the three and six months ended June 30, 2008 (See Note 3).

    In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012.  The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court's construction of certain terms of the patent was too broad, vacated the jury's verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury's finding that DirecTV's infringement was willful.  The Company has not established a reserve with respect to this matter in its consolidated financial statements.

    Comcast Cable Communications Corp., LLC v. Finisar Corporation, in the United States District Court for the Northern District of California.  In support of a potential claim for indemnification, Comcast Cable Communications Corp., LLC (“Comcast“) put the Company on notice that it had received communications from Finisar Corporation (“Finisar”) asserting infringement of U.S. Patent 5, 404, 505 (the “‘505 patent”). On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule, among other things, that it does not infringe the ‘505 patent and/or that the patent is invalid.   On May 15, 2008, Finisar entered into a covenant and stipulation with Comcast, filed with the California Court, that it would not assert any claim of the ‘505 patent against Comcast or certain related entities, other than claim 25.  On July 11, 2008, the Court ruled on Comcast’s summary judgment motion, finding that claim 25 is invalid, and therefore finding that Comcast’s non-infringement motion is moot.  Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned.

Legal Proceedings

    We are involved in legal proceedings related to intellectual property rights and other matters.  The following legal proceedings include those of Macrovision Solutions Corporation and its subsidiaries.

Patent and Anti-Trust Litigation
    Uniloc v. Macrovision; Macrovision v. Uniloc.  On February 25, 2008, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (collectively “Uniloc”) sued Macrovision in the United States District Court for the Central District of California.  Uniloc claimed that Macrovision’s Installshield product and Installshield Activation Service infringed a Uniloc patent.  Macrovision subsequently filed a separate patent lawsuit against Uniloc in the United States District Court for the Northern District of California, alleging that Uniloc infringed several U.S. Patents.  These matters were resolved by a confidential settlement effective April 28, 2008.

    ODS Technologies, L.P. v. Magna Entertainment Corp., HRTV, Inc. and XpressBet, Inc., in the United States District Court for the Central District of California. On May 17, 2007, Gemstar’s subsidiary ODS Technologies, L.P. (“ODS”, which does business as TVG Network) filed a patent infringement complaint – and later, an amended complaint, against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe five of its patents related to interactive off-track wagering systems. ODS seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. In response, MEC, XpressBet and

HRTV asserted that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable.  On June 25, 2008, MEC and XpressBet filed a motion for summary judgment asserting that neither of them infringe the asserted claims of the ‘354 patent.  The hearing date on that motion has been taken off calendar pending completion of discovery, which is ongoing.

    SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case.  Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics (“Thomson”), and Hughes Electronics (collectively, the “Defendants”) with respect to three patents (the “SuperGuide Patents”) owned by SuperGuide but licensed to GDC.  After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. Pursuant to certain licensing and settlement agreements between GDC and EchoStar, the claims between GDC and EchoStar were dismissed with prejudice. During March 2007, the Court held a bench trial on the licensing issues in the case. On July 20, 2007, the Court ruled in favor of SuperGuide on those issues. In connection with that ruling, GDC’s counterclaims against SuperGuide for declaratory judgment and breach of contract were dismissed with prejudice.

    DirecTV has  asserted purported indemnification rights with respect to the SuperGuide litigation. On September 11, 2007, the Company received notice from DirecTV asserting a potential right to defense and indemnification. On September 19, 2007, the Company denied DirecTV’s asserted claims for indemnity. On April 4, 2008, DirecTV again asserted that the Company is responsible for indemnification of DirecTV’s costs, fees, liabilities, and expenses associated with the SuperGuide litigation. The Company responded to DirecTV on April 11, 2008, again denying DirecTV’s renewed assertion of a right to indemnity.  On June 30, 2008, DirecTV again wrote to the Company asserting its alleged right to indemnity, and providing arguments in rebuttal to the Company’s denial.

    On January 23, 2008, Sharp Corporation filed an antitrust complaint with the European Competition Commission (the “Commission”), requesting that it investigate alleged antitrust violations by the Company. The complaint alleges that the Company has exploited its market power and position in the IPG technology market to exclude competition and harm consumers.   On March 26, 2008 the Company submitted a response to Sharp’s antitrust complaint, arguing that Sharp’s allegations are without merit, and do not warrant investigation by the Commission.  To the Company’s knowledge, no action has been taken by the European Competition Commission with respect to this matter.

Gemstar Acquisition Litigation

Martin Henkel v. Battista, et al., in the Court of Chancery of the State of Delaware. On December 17, 2007, a purported stockholder class action lawsuit was filed against Gemstar and members of its Board of Directors alleging that the then-pending  acquisition of Gemstar was unfair to its stockholders. The complaint contained a cause of action for breach of fiduciary duty against Gemstar and members of its Board of Directors. On February 1, 2008, the plaintiff filed an amended complaint, adding News Corporation as a defendant and asserting a cause of action against News Corporation for aiding and abetting breach of fiduciary duty. On March 14, 2008, the parties executed a Memorandum of Understanding, agreeing to a full settlement of the matter in exchange for certain supplemental public disclosures related to the proposed acquisition and attorney fees not to exceed $1.25 million. The court has approved the settlement.  The settlement documents are expected to be finalized in the near future, and the class members will receive notification of the settlement.

Other Litigation

Thomson, Inc. v. Gemstar – TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton and Thomson, Inc. v. Gemstar Development Corporation, in the United States District Court for the Southern District of Indiana. On May 23, 2008, Thomson, Inc. (“Thomson”) filed a lawsuit against Gemstar Development Corporation in an Indiana Federal Court, and against Gemstar – TV Guide International, Inc., in an Indiana State Court, seeking, among other things, indemnification from the Company in connection with the SuperGuide Corp v. DirecTV Enterprises, Inc. et. al matter discussed below.  In both complaints, Thomson alleged that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation.  Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment.  The lawsuits seek a declaration from the Court that the Company owes Thomson defense and indemnity for claims regarding the patents at issue in the SuperGuide matter, compensatory damages, including fees and expenses paid by Thomson in connection with the SuperGuide matter, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  On July 1, 2008 Thomson dismissed the federal case and filed an amended complaint in the state court case, adding Gemstar – TV Guide International, Inc as a party to that action.  The Company’s response to Thomson’s amended complaint was filed on July 21, 2008. Thomson had made previous demands for indemnity in connection with the SuperGuide litigation in 2000 and 2007, which were denied by the Company, and in May 2001, the parties had entered into an agreement to toll the statute of limitations with respect to certain related issues.

In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc. On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring Gemstar to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“1103 funds”). Gemstar had originally set those funds aside for payment to its former Chief Executive Officer, Mr. Henry Yuen, and its former Chief Financial Officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. On May 9, 2003, after a hearing, the Court ordered Gemstar to retain the 1103 funds in those segregated accounts and prohibited them from paying any portion of those funds to its former Chief Executive Officer or its former Chief Financial Officer, absent further order of the Court. Following a settlement between Gemstar and Ms. Leung, pursuant to which she relinquished, among other things, her claims to her portion of the 1103 funds, on June 13, 2006, the Court dissolved that portion of its May 9, 2003 order pertaining to those funds (approximately $8.4 million). On February 15, 2008, Gemstar petitioned the Court to dissolve the order pertaining to the funds originally set-aside for payment to Mr. Yuen, after a New York State Court entered a judgment confirming the arbitration award against Mr. Yuen, which states, among other things, that Mr. Yuen is not entitled to any portion of the 1103 funds (discussed below). On March 27, 2008, the Court granted Gemstar’s petition and dissolved the order as to the remaining 1103 funds (approximately $31.6 million).

Henry Yuen and Elsie Leung v. Gemstar-TV Guide International, Inc. On May 30, 2003, Gemstar’s former employees, Mr. Yuen and Ms. Leung, commenced arbitration proceedings against Gemstar to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. Gemstar filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with Gemstar’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. In June 2006, Gemstar entered into a settlement and release agreement with Ms. Leung regarding the arbitration proceeding against her.  On January 22, 2007, the panel in the proceedings involving Mr. Yuen issued a partial final award in favor of Gemstar, ruling against Mr. Yuen on his wrongful termination claims and that Mr. Yuen is not entitled to any portion of the 1103 funds set aside for payment to him in connection with Gemstar’s November 2002 management and corporate governance restructuring. On June 19, 2007, the panel of arbitrators issued their final award, incorporating the previous award and awarding Gemstar an additional $20.9 million in attorney fees and interest. Gemstar also prevailed in the arbitration with respect to the

Patent Rights Agreement, which remains in effect until 2010; and Gemstar may offset amounts owed to Mr. Yuen under that agreement against the approximately $114.5 million total damages and interest awarded to Gemstar. The panel’s final award established the amount of the offset to be $25.7 million including royalties under the Patent Rights Agreement plus interest. Additionally, as stated in the panel’s January 2007 ruling, Mr. Yuen is not entitled to any portion of the 1103 funds. Consequently, the net final arbitration award in favor of Gemstar entitles Gemstar to the approximately $120.4 million (approximately $31.6 million in 1103 funds, plus approximately $88.8 million in damages and interest).

    On June 21, 2007, the Company initiated proceedings in the Supreme Court of the State of New York, captioned In the Matter of the Petition of Gemstar – TV Guide International, Inc. v. Henry C. Yuen, to have the arbitration award confirmed by the Court. On November 27, 2007, the Supreme Court of the State of New York granted Gemstar’s petition to have the arbitration award confirmed.  On February 8, 2008, the Court entered its final judgment, confirming the arbitration award. On March 3, 2008, Mr. Yuen filed a Notice of Appeal of the judgment.  A hearing on his appeal is scheduled for September 2008.

    In addition to the items listed above, Macrovision Solutions Corporation is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. Macrovision Solutions Corporation has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against Macrovision Solutions Corporation involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require them to pay damages or make other expenditures in amounts that could have a material adverse effect on their financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or Macrovision Solutions’ other litigation are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K/A for the year ended December 31, 2007 as filed with the SEC.

Overview

    On December 6, 2007, Macrovision Corporation and Gemstar-TV Guide International, Inc. (“Gemstar”) entered into an agreement for Macrovision Corporation to acquire Gemstar in a cash and stock transaction.  Upon consummation of this transaction on May 2, 2008, Macrovision Solutions Corporation, a Delaware corporation founded in 2007, assumed ownership of both Gemstar and Macrovision Corporation.  The common stock of Macrovision Corporation and Gemstar were de-registered and Macrovision Corporation stockholders were provided one share in Macrovision Solutions Corporation for each share of Macrovision Corporation common stock owned as of the closing.  Macrovision Corporation is the predecessor registrant to Macrovision Solutions Corporation and therefore, for periods prior to May 2, 2008, the consolidated financial statements reflect the financial position and results of operations and cash flows of Macrovision Corporation.  The Company’s results of operations include the operations of Gemstar from May 2, 2008, forward.

    Gemstar was a technology, media and entertainment company that developed, licensed, marketed and distributed products and services targeted at the video guidance and entertainment needs of consumers worldwide.  The Company acquired Gemstar to increase its product offerings and believes the combined Company’s complementary solutions will lead to increased market opportunity and an expanded customer base.

    On April 1, 2008, the Company closed the sale of its software and games businesses (hereafter referred to as “Software” and “Games”, respectively). Additionally, in the second quarter of 2008, the Company determined it was probable that it would divest its TV Guide Magazine and RightCommerce (also known as “eMeta”) businesses.  The results of operations and cash flows of Software, Games, TV Guide Magazine and eMeta have been classified as discontinued operations, for all periods presented (See Note 3 to the financial statements).

    In connection with the acquisition of Gemstar, the Company revised its organizational structure around two new segments: Technology Solutions and Media Networks. The organizational realignment enables the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. Information for all periods presented has been reclassified to the new segment format.

    Our Technology Solutions segment provides a broad set of solutions that enable businesses to protect, enable and distribute their digital goods to consumers and allows consumers the ability to discover and manage digital media across multiple channels.  With the Gemstar acquisition, our offerings now include interactive program guides (“IPGs”). In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.   Our Technology Solutions segment is broken down into three main groupings – (i) consumer electronics (“CE”) manufacturers, (ii) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), and (iii) other.   CE manufacturers deploy such Company products and services as Media Player Software, Media Server Software, Source Code SDK, Software Update Service, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, My TV Guide, G-Code, ShowView System, LASSO and Tapestry.  Service providers deploy such Company products and service as Passport Echo, Passport DCT, Passport, Passport Applications, i-Guide, j-Guide, My TV Guide, TV Guide Mobile and G-Guide Mobile.  Other includes our entertainment company content protection products and services such as ACP, RipGuard and BD+; our TV Guide and AMG related web sites; and our business of licensing our extensive database of descriptive information about television, movie, music and game content.

    Our Media Networks segment consists of two cable television networks including TV Guide Network, a channel offering entertainment and television guidance related information and programming, and TVG Network, our horse racing channel.

    The following tables provide revenue and Adjusted EBITDA information by segment for our continuing operations for the periods indicated (dollars in thousands).

	Three months ended June 30,
	2008	2007	$ Change	% Change

Segment Revenue:
Technology Solutions:
CE Manufacturers	$ 33,592	$ 14,269	$ 19,323	135%
Service Providers	27,789	773	27,016	3495%
Other	14,333	8,367	5,966	71%
Total Technology Solutions	75,714	23,409	52,305	223%
Media Networks:
TV Guide Network	19,003	-	19,003	NA
TVG Network	8,834	-	8,834	NA
Total Media Networks	27,837	-	27,837	NA
Total segment revenue	$ 103,551	$ 23,409	$ 80,142	342%

Segment Adjusted EBITDA:
Technology Solutions	$ 32,793	$ 13,479	$ 19,314	143%
Media Networks	6,729	-	6,729	NA
Total segment Adjusted EBITDA	$ 39,522	$ 13,479	$ 26,043	193%

	Six months ended June 30,
	2008	2007	$ Change	% Change

Segment Revenue:
Technology Solutions:
CE Manufacturers	$ 50,768	$ 33,899	$ 16,869	50%
Service Providers	29,434	1,408	28,026	1990%
Other	25,807	22,167	3,640	16%
Total Technology Solutions	106,009	57,474	48,535	84%
Media Networks:
TV Guide Network	19,003	-	19,003	NA
TVG Network	8,834	-	8,834	NA
Total Media Networks	27,837	-	27,837	NA
Total segment revenue	$ 133,846	$ 57,474	$ 76,372	133%

Segment Adjusted EBITDA:
Technology Solutions	$ 51,106	$ 36,988	$ 14,118	38%
Media Networks	6,729	-	6,729	NA
Total segment Adjusted EBITDA	$ 57,835	$ 36,988	$ 20,847	56%

    Management measures the performance of each reportable segment based upon several metrics including net revenue and Adjusted EBITDA. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization, impairment of assets, restructuring, transition and integration costs.  In addition, the Company does not allocate to its segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include corporate marketing and general and administrative expenses.  Adjusted EBITDA is reconciled to consolidated operating income (loss) from continuing operations in Note 13 to the condensed consolidated financial statements.

Technology Solutions

CE Manufacturers

For the three and six months ended June 30, 2008, revenue from the sale of our products and licensing of our patents to CE manufacturers increased significantly compared to the same periods in the prior year. This was largely due to including two months of revenue from products and services the Company obtained in the Gemstar acquisition.  Legacy Gemstar IPG products and patents contributed $12.3 million in revenues to the three and six month periods.  We expect revenue from the licensing of our IPG products and patents to grow in the future primarily driven by new license agreements and increased sales of CE devices incorporating our products or patents.  We anticipate that this revenue growth will largely come from Europe and North America.  Legacy Gemstar VCR Plus+ related products contributed $3.7 million in revenues to the three and six month periods.  We expect revenue from our VCR Plus+ products to decline in the future as manufacturers and consumers demand the greater guidance provided by IPG related products.  Also contributing to the increase for the three months ended June 30, 2008, was a $3.1 million increase in ACP licensing revenue and royalties.  We anticipate ACP licensing revenues and royalties will continue to grow as more digital set-top boxes are deployed in Europe and North America.

Service Providers

For the three and six months ended June 30, 2008, revenue from the sale of our products to service providers increased significantly compared to the same periods in the prior year.  This was largely due to including two months of revenue from products and service the Company obtained in the Gemstar acquisition.  Legacy Gemstar products and services contributed $26.6 million in revenues to the three and six month period, primarily from the licensing of our IPG products and patents. We expect revenue from the licensing of our IPG products and patents to grow in the future as we continue to expand our licensing program internationally.

Other

Other consists primarily of the licensing of our content protection technologies to entertainment companies, the licensing of our underlying media content/metadata and the operation of TV Guide Online.  For the three and six months ended June 30, 2008, other increased compared to the same periods in the prior year primarily due to the Gemstar and the All Media Guide Holding, Inc. (“AMG”) acquisitions.  The AMG acquisition occurred in December 2007.  The data and on-line businesses acquired from Gemstar and AMG contributed revenues of $7.1 million and $10.9 million for the three and six months ended June 30, 2008, respectively.  This increase was partially offset by a decrease in legacy Macrovision ACP and RipGuard revenue from entertainment companies of $1.4 million and $6.9 million for the three and six months ended June 30, 2008, respectively, primarily due to price declines in new agreements and the loss of a major studio in the second quarter of 2007.

We actively engage in activities focused on identifying third parties who did not report to us the amount of royalties owed under license agreements with us.  These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods.  We cannot predict the amount or timing of such revenues.

For the three and six months ended June 30, 2008, Technology Solutions’ Adjusted EBITDA increased compared to the same periods in the prior year primarily due to the Gemstar acquisition.

Media Networks

The two businesses included in our Media Networks segment, TV Guide Network and TVG Network, were acquired in the Gemstar acquisition and, therefore, all revenues and costs for the three and six months ended June 30, 2008 were incurred during the period from May 2 through June 30, 2008.

TV Guide Network had revenues of $19.0 million for the three and six months ended June 30, 2008.  TV Guide Network generates revenue primarily from advertising and carriage fees.  While the TV Guide Network has seen an increase in its CPMs, the rate at which it sells conventional television advertising, it has been challenged by a weak infomercial market and declining ratings as analog households, which historically have been the source of most of the Network’s viewership, are a declining portion of the Network’s distribution due to continued digital migration.  We anticipate TV Guide Network revenues will be flat for the rest of 2008 due to these challenges.

For the period May 2 through June 30, 2008, TVG Network had revenues of $8.8 million.  TVG Network generates revenue primarily from wagering and licensing fees. We anticipate increased wagering and licensing fees during the second half of 2008 due to the seasonality of TVG Network’s racing content, growth in wagering from recently-added markets and the Breeders’ Cup World Thoroughbred Championship’s presence in Southern California, a major market for TVG Network.

Seasonality of Business

We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future.  Sales of our content protection products to CE and entertainment customers typically are highest in the fourth quarter of each calendar year.  We believe this trend has been principally due to the tendency of certain of our customers to manufacture and release new video titles and to sell more CE devices during the year-end holiday shopping season.  Our CE IPG licensing business experiences fluctuations due to the seasonality of consumer electronics product shipments, which tend to be highest in the fourth calendar quarter.  We recognize revenue associated with these consumer electronic products when shipments are reported to us, which is normally the quarter immediately following that of actual shipment by the licensee.  Historically, our operating expenses have occurred more evenly throughout the year.

Costs and Expenses

Our cost of revenues consists primarily of network programming and operations costs, wagering operations costs, service costs, replicator fees and patent prosecution, patent maintenance and patent litigation costs.  Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies, our 49% share of the Guideworks LLC joint venture and an allocation of overhead and facilities costs.  We account for our 49% share of Guideworks as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements.  Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs.  Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.  Included in costs for the three and six months ended June 30, 2008 were $3.0 million in costs related to the transition and integration of legacy Gemstar businesses, products and employees.

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

Other than the critical accounting policy described below, there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2008, as compared to those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

As a result of recent adverse conditions in the financial markets, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers.  We have therefore had to hold these securities beyond their scheduled auction reset dates.  The short-term liquidity of these securities is currently uncertain. As it is not possible to predict when auctions for the securities we hold will succeed in the future and because we have the ability and intent to hold these investments until the market recovers, we have reclassified our auction rate securities to long-term marketable securities in our Condensed Consolidated Balance Sheet as of June 30, 2008.

Additionally, because of recent interest rate reset auction failures, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

Temporary declines in fair value for our auction rate securities, which we attribute to market liquidity issues rather than credit issues, are recorded in accumulated other comprehensive income. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write−downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment is other than temporary, we will record a charge to earnings as appropriate.

Results of Operations

The following tables present our condensed consolidated statements of income for our continuing operations compared to the prior year periods (in thousands).

	Three Months Ended
	June 30,
	2008	2007	Change $	Change %

Revenues	$ 103,551	$ 23,409	$ 80,142	342%

Costs and expenses:
Cost of revenues	26,025	2,585	23,440	907%
Research and development	18,089	3,056	15,033	492%
Selling and marketing	23,444	6,233	17,211	276%
General and administrative	17,211	6,753	10,458	155%
Depreciation and Amortization	23,266	2,737	20,529	750%
Restructuring and asset impairment charges	-	1,025	(1,025)	-100%
Total operating expenses	108,035	22,389	85,646	383%

Operating (loss) income from continuing operations	(4,484)	1,020	(5,504)	-540%
Interest expense	(11,487)	(1,853)	(9,634)	520%
Interest income and other, net	2,537	5,166	(2,629)	-51%
(Loss) Income from continuing operations before taxes	(13,434)	4,333	(17,767)	-410%
Income tax (benefit) expense	(4,853)	3,757	(8,610)	-229%
(Loss) income from continuing operations, net of tax	(8,581)	576	(9,157)	-1590%
Income from discontinued operations, net of tax	94,522	1,916	92,606	4833%
Net income	$ 85,941	$ 2,492	83,449	3349%

	Six Months Ended
	June 30,
	2008	2007	Change $	Change %

Revenues	$ 133,846	$ 57,474	$ 76,372	133%

Costs and expenses:
Cost of revenues	29,958	5,483	24,475	446%
Research and development	23,162	6,513	16,649	256%
Selling and marketing	29,866	13,740	16,126	117%
General and administrative	25,457	13,844	11,613	84%
Depreciation and Amortization	27,135	5,453	21,682	398%
Restructuring and asset impairment charges	-	3,081	(3,081)	-100%
Total operating expenses	135,578	48,114	87,464	182%

Operating (loss) income from continuing operations	(1,732)	9,360	(11,092)	-119%
Interest expense	(13,449)	(3,829)	(9,620)	251%
Interest income and other, net	8,143	10,044	(1,901)	-19%
Gain on strategic investments	5,238	-	5,238	NA
(Loss) income from continuing operations before taxes	(1,800)	15,575	(17,375)	-112%
Income tax (benefit) expense	(1,906)	6,470	(8,376)	-129%
(Loss) income from continuing operations, net of tax	106	9,105	(8,999)	-99%
(Income) loss from discontinued operations, net of tax	92,130	(905)	93,035	-10280%
Net income	$ 92,236	$ 8,200	84,036	1025%

Net Revenues.  Our net revenues increased from the same periods in the prior year, primarily due to the Gemstar acquisition.

Cost of Revenues.  Cost of revenues increased from the same periods in the prior year, primarily due to $19.9 million in additional costs associated with products and services acquired in the Gemstar acquisition.  Also contributing to the increase are costs associated with AMG, which was acquired in December 2007.

Research and Development.  Research and development expenses increased from the same periods in the prior year due primarily to $11.9 million in additional costs related to the Gemstar acquisition as well as AMG and SPDC research and development activities.

Selling and Marketing.  Selling and marketing expenses increased from the same periods in the prior year, due to $15.2 million in additional costs associated with the Gemstar operations.

General and Administrative.  General and administrative expenses increased from the same periods in the prior year, due to additional costs associated with the Gemstar operations.  Also contributing to the increase in general and administrative costs were costs associated with AMG and costs associated with the integration of Gemstar.

Depreciation and Amortization – Depreciation and amortization increased from the same periods in the prior year due to the depreciation and amortization of intangible assets from the acquisitions of Gemstar, AMG and SPDC technology.

Restructuring and asset impairment charges. During the three months ended June 30, 2007, the Company recorded $1.0 million of severance related restructuring charges.  All affected employees were notified of their termination prior to June 30, 2007.

During the three months ended March 31, 2007, the Company recorded a $2.1 million restructuring charge, consisting of severance benefits of $1.2 million, service contract cancellations and asset losses of $0.5 million, and abandonment of leased facilities of $0.4 million.  All affected employees were notified of their termination prior to March 31, 2007.

Interest Expense.  Interest expense increased compared to the same periods in the prior year due to the issuance of $550 million of bank debt and $100 million of senior notes to finance the Gemstar acquisition.

Interest Income and Other, Net.  Interest income and other, net decreased from the same periods in the prior year due to lower prevailing interest rates and lower average cash and investment balances.

Gain on strategic investments.  During the first quarter of 2008, we sold our investment in Digimarc and realized a gain of $5.2 million.

Income Taxes.  We recorded an income tax benefit from continuing operations of $4.9 million and income tax expense of $3.8 million for the second quarters of 2008 and 2007, respectively.  During the second quarter of 2008, discrete tax benefits of $3.6 million and $0.6 million were recorded for the release of a deferred tax asset valuation allowance and a carryback claim resulting from completion of an Internal Revenue Service examination, respectively.  The amount recorded as income tax expense and benefit is also impacted by the change in the proportion of profit generated by certain foreign operation which the Company plans to reinvest indefinitely and for which no US tax is provided.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our CE and service provider market verticals.  Our operating activities from continuing operations provided net cash of $8.6 million and $23.2 million in the six months ended June 30, 2008 and 2007, respectively.  Cash provided by operating activities decreased $14.6 million from the prior period primarily due to the timing of payment of liabilities and the payment of $12.1 million in severance in connection with the Gemstar acquisition (see Note 8 to the condensed consolidated financial statements).  The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Net cash used in investing activities from continuing operations increased $414.1 million from the prior period, primarily due to the Gemstar acquisition partially offset by the proceeds from the sale of Software and Games and the conversion of marketable securities to cash and cash equivalents.

Net cash provided by financing activities from continuing operations increased $574.1 million from the prior year period primarily due to the issuance of $650 million in debt to fund the Gemstar acquisition, partially offset by debt issuance costs of $34.5 million and a $41.0 million decrease in proceeds from exercise of options and stock issued under the employee stock purchase plan.

In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  On May 5, 2008, the Board of Directors of Macrovision Solutions Corporation reconfirmed this stock purchase program.  As of June 30, 2008, no shares of common stock have been repurchased under this program.

As of June 30, 2008, we had $231.9 million in cash and cash equivalents, $25.6 million in short-term investments, and $74.8 million in long-term marketable securities.  We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will not exceed $17 million for the remainder of the year.  We also have future minimum lease payments of approximately $122.6 million under operating and capital leases.  These future minimum lease payments are payable as follows: remainder of 2008 - $12.2 million, 2009 - $21.6 million, 2010 - $17.0 million, 2011 – $15.8 million, 2012 – $13.0 million and $43.0 million thereafter.

In connection with the Gemstar acquisition Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, entered into a $550 million five year senior secured term loan credit facility and issued $100 million aggregate principal amount of 11% senior notes due 2013.  The senior term loan credit facility bears interest at libor plus 3.75%, with a libor floor of 3.5%.  Interest is payable on the senior secured term loan credit facility quarterly in arrears and on the 11% notes semiannually in arrears on November 15 and May 15.  In addition, Macrovision Corporation has $240.0 million of 2.625% convertible senior notes due 2011.  The 2.625% senior convertible notes pay interest semiannually in arrears on February 15 and August 15 of each year.

In the event (i) the company’s leverage ratio is greater than 2.5 to 1.0, and (ii) more than $50 million in aggregate principal amount of the 2.625% convertible senior notes due 2011 is still outstanding, and (iii) the scheduled maturity of the 2.625% convertible senior notes due 2011 is more than 181 days in the future, then the term loans under our senior secured credit facility will become due on that 182nd day prior to the 2.625% convertible senior notes maturity date.  The Company may redeem some or all of the 11% senior notes due 2013 at any time on or after November 15, 2009 at a price equal to 100% of the principal amount of notes to be redeemed. In addition, the Company may redeem these notes, in whole or in part, at any time before November 15, 2009 at a redemption price plus a “make-whole” premium. The

Company must offer to purchase the notes if it experiences specific kinds of changes of control or sells assets under certain circumstances.

We are currently exploring strategic alternatives for the TV Guide Network, TVG Network and TV Guide Magazine.  We expect to pay down our debt with proceeds from any divestitures that may result from this process.

As of June 30, 2008, we held auction rate securities with a fair value of $74.8 million and par value of $79.5 million.  Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term.  These developments may result in an impairment charge to earnings if future auctions fail and credit ratings deteriorate as a result.  We believe that based upon our current other cash and cash equivalent balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

We believe that cash flows generated from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Discontinued Operations

The collective results from all discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue:
Software	$ -	$ 29,054	$ 27,352	$ 54,732
Games	-	2,684	1,627	5,573
TV Guide Magazine	19,777	-	19,777	-
eMeta	1,968	1,919	3,912	4,489

Pre-tax (loss) income
Software	$ (8,222)	$ 6,268	$ (6,865)	$ 8,607
Games	-	(5,624)	(2,551)	(11,400)
TV Guide Magazine	(1,671)	-	(1,671)	-
eMeta	(1,656)	(1,424)	(3,545)	(2,643)

Pre-tax gain on disposal of software and games	151,284	-	151,284	-
Income tax (expense) benefit	(45,213)	2,696	(44,522)	4,531
Income (loss) from discontinued operations, net of tax	$ 94,522	$ 1,916	$ 92,130	$ (905)

Our Software business focused on independent software vendors and enterprise IT departments with solutions including: the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools.  Our Games business focused on providing tools and services needed to facilitate the digital distribution of providers of digital goods.  The sale of our Software and Games businesses closed on April 1, 2008.

An arbitration hearing on an action filed by a customer against Macrovision Corporation seeking indemnity for third-party claims of intellectual property infringement was completed on April 16, 2008. The arbitrator subsequently ruled in favor of the customer, awarding it $6 million for the indemnity plus accrued interest (totaling approximately $1 million), and reasonable attorneys’ fees and costs in an amount subject to proof and determination by the arbitrator.  This indemnification award has been included above in the pre-tax loss of the Software business for the three and six months ended June 30, 2008.

TV Guide magazine’s weekly content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings.  TV Guide magazine is family-focused and primarily targets women readers ages 30 to 54.  The magazine is published as one national edition, with either an Eastern/Central or a Mountain/Pacific time-zone listings.  TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, is currently 3.2 million.  We anticipate TV Guide Magazine’s losses to increase from the current levels in the second half of the year as TV Guide Magazine historically has spent more on subscriber acquisition and marketing in the second half of the year.

eMeta provides software solutions that enable companies to manage and sell digital goods and services online.

Impact of Recently Issued Accounting Standards

See Notes 1 and 11 to the consolidated financial statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments.  Changes in these factors may cause fluctuations in our earnings and cash flows.  We evaluate and manage the exposure to these market risks as follows:

 Fixed Income Investments:  We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $292.6 million as of June 30, 2008.  Most of these securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of recent adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At June 30, 2008, the fair value of our auction rate securities portfolio totaled approximately $74.8 million. Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers.  If there are future unsuccessful auctions, it may result in us having to hold these securities beyond their scheduled auction reset dates, limiting the short-term liquidity of these securities. In addition, the credit ratings of these investments may deteriorate and as a result the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.  We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in a less than $0.1 million decrease in the fair value of our fixed income available-for-sale securities as of June 30, 2008.

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

2.625% Convertible senior notes due 2011.  On August 23, 2006, Macrovision Corporation completed a private offering of $240.0 million of 2.625% convertible senior notes due 2011.  Subject to fulfillment of certain conditions, these notes were initially convertible at a rate of 35.3571 shares of Macrovision Corporations common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $28.28 per share of Macrovision common stock). In connection with the May 2, 2008 acquisition of Gemstar, Macrovision Solutions Corporation assumed ownership of Macrovision Corporation.  Macrovision Solutions Corporation, Macrovision Corporation and the Bank of New York, as Trustee for the convertible note holders, executed a Supplemental Indenture under which the notes become convertible into a number of shares of Macrovision Solutions Corporation common stock to be determined in accordance with the Convertible Debt Indenture dated August 23, 2006.  The conversion rate is subject to adjustment if certain events occur. These notes bear interest at a rate of 2.625% per year. Interest on the notes have accrued from August 23, 2006. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

Senior Credit Facility.  On May 2, 2008, in connection with its acquisition of Gemstar, Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, entered into a secured credit facility that is a five-year term loan facility of up to $550.0 million. In the event (i) the company’s leverage ratio is greater than 2.5 to 1.0, (ii) more than $50 million in aggregate principal amount of the 2.625% convertible senior notes due 2011 is still outstanding, and (iii) the scheduled maturity of the 2.625% convertible senior notes due 2011 is more than 181 days in the future, then the term loans under our senior secured credit facility will become due on that 182nd day prior to the 2.625% convertible senior notes maturity date.

11% Senior Notes due 2013.  On May 2, 2008, in connection with its acquisition of Gemstar, Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, issued $100,000,000 aggregate principal amount of 11% senior notes due 2013.   We may redeem some or all of the notes at any time on or after November 15, 2009 at a price equal to 100% of principal amount of notes to be redeemed. In addition, we may redeem the notes, in whole or in part, at any time before November 15, 2009 at a redemption price plus a “make-whole” premium set forth. We must offer to purchase the notes if we experience specific kinds of changes of control or sell assets under certain circumstances.

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

Changes in Internal Controls over Financial Reporting.    There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting, except for the potential impact from reporting the Gemstar acquisition, as more fully disclosed in Note 2 of the consolidated financial statements.  We are currently in the process of assessing and integrating Gemstar’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities over the next six to nine months.  Prior to being acquired by us, Gemstar was a public company.  In conjunction with Gemstar’s Form 10-K for the year ended December 31, 2007, Gemstar’s management reported  in its assessment that as of December 31, 2007, Gemstar maintained effective internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In addition, Gemstar’s independent registered public accounting firm issued an opinion that Gemstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in legal proceedings related to intellectual property rights and other matters.  The following legal proceedings include those of Macrovision Solutions Corporation and its subsidiaries.

Patent and Anti-Trust Litigation

Uniloc v. Macrovision; Macrovision v. Uniloc.  On February 25, 2008, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (collectively “Uniloc”) sued Macrovision in the United States District Court for the Central District of California.  Uniloc claimed that Macrovision’s Installshield product and Installshield Activation Service infringed a Uniloc patent.  Macrovision subsequently filed a separate patent lawsuit against Uniloc in the United States District Court for the Northern District of California, alleging that Uniloc infringed several U.S. Patents.  These matters were resolved by a confidential settlement effective April 28, 2008.

ODS Technologies, L.P. v. Magna Entertainment Corp., HRTV, Inc. and XpressBet, Inc., in the United States District Court for the Central District of California. On May 17, 2007, Gemstar’s subsidiary ODS Technologies, L.P. (“ODS”, which does business as TVG Network) filed a patent infringement complaint – and later, an amended complaint, against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe five of its patents related to interactive off-track wagering systems. ODS seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. In response, MEC, XpressBet and HRTV asserted that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable.  On June 25, 2008, MEC and XpressBet filed a motion for summary judgment asserting that neither of them infringe the asserted claims of the ‘354 patent.  The hearing date on that motion has been taken off calendar pending completion of discovery, which is ongoing.

On January 23, 2008, Sharp Corporation filed an antitrust complaint with the European Competition Commission (the “Commission”), requesting that it investigate alleged antitrust violations by the Company. The complaint alleges that the Company has exploited its market power and position in the IPG technology market to exclude competition and harm consumers.  On March 26, 2008 the Company submitted a response to Sharp’s antitrust complaint, arguing that Sharp’s allegations are without merit, and do not warrant investigation by the Commission  To the Company’s knowledge, no action has been taken by the European Competition Commission with respect to this matter.

Gemstar Acquisition Litigation

Martin Henkel v. Battista, et al., in the Court of Chancery of the State of Delaware. On December 17, 2007, a purported stockholder class action lawsuit was filed against Gemstar and members of its Board of Directors alleging that the then-pending  acquisition of Gemstar was unfair to its stockholders. The complaint contained a cause of action for breach of fiduciary duty against Gemstar and members of its Board of Directors. On February 1, 2008, the plaintiff filed an amended complaint, adding News Corporation as a defendant and asserting a cause of action against News Corporation for aiding and abetting breach of fiduciary duty. On March 14, 2008, the parties executed a Memorandum of Understanding, agreeing to a full settlement of the matter in exchange for certain supplemental public disclosures related to the proposed acquisition and attorney fees not to exceed $1.25 million. The court has approved the settlement.  The settlement documents are expected to be finalized in the near future, and the class members will receive notification of the settlement.

Indemnification

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., Civil Action No. 00-CV-144 LT, in the United States District Court for the Western District of North Carolina. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case.  Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics (“Thomson”), and Hughes Electronics (collectively, the “Defendants”) with respect to three patents (the “SuperGuide Patents”) owned by SuperGuide but licensed to GDC.  After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. Pursuant to certain licensing and settlement agreements between GDC and EchoStar, the claims between GDC and EchoStar were dismissed with prejudice. During March 2007, the Court held a bench trial on the licensing issues in the case. On July 20, 2007, the Court ruled in favor of SuperGuide on those issues. In connection with that ruling, GDC’s counterclaims against SuperGuide for declaratory judgment and breach of contract were dismissed with prejudice.

 DirecTV has asserted purported indemnification rights with respect to the SuperGuide litigation. On September 11, 2007, the Company received notice from DirecTV asserting a potential right to defense and indemnification. On September 19, 2007, the Company denied DirecTV’s asserted claims for indemnity. On April 4, 2008, DirecTV again asserted that the Company is responsible for indemnification of DirecTV’s costs, fees, liabilities, and expenses associated with the SuperGuide litigation. The Company responded to DirecTV on April 11, 2008, again denying DirecTV’s renewed assertion of a right to indemnity.  On June 30, 2008, DirecTV again wrote to the Company asserting its alleged right to indemnity, and providing arguments in rebuttal to the Company’s denial.

Comcast Cable Communications Corp., LLC v. Finisar Corporation, Case No. C06 4206 EDL, in the United States District Court for the Northern District of California.  In support of a potential claim for indemnification, Comcast Cable Communications Corp., LLC (“Comcast“) put the Company on notice that it had received communications from Finisar Corporation (“Finisar”) asserting infringement of U.S. Patent 5, 404, 505 (the “‘505 patent”). On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule, among other things, that it does not infringe the ‘505 patent and/or that the patent is invalid.   On May 15, 2008, Finisar entered into a covenant and stipulation with Comcast, filed with the California Court, that it would not assert any claim of the ‘505 patent against Comcast or certain related entities, other than claim 25.  On July 11, 2008, the Court ruled on Comcast’s summary judgment motion, finding that claim 25 is invalid, and therefore finding that Comcast’s non-infringement motion is moot.  Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned.

An arbitration hearing on an action filed by a customer against Macrovision Corporation seeking indemnity for third-party claims of intellectual property infringement was completed on April 16, 2008. The arbitrator subsequently ruled in favor of the customer, awarding it $6 million for the indemnity plus accrued interest (totaling approximately $1 million), and reasonable attorneys’ fees and costs in an amount subject to proof and determination by the arbitrator.

Other Litigation

Thomson, Inc. v. Gemstar – TV Guide International, Inc., Case No. 29D030805, in the Superior Court of the State of Indiana for the County of Hamilton and Thomson, Inc. v. Gemstar Development Corporation, Case No. 08-CV-0684 SEB, in the United States District Court for the Southern District of Indiana. On May 23, 2008, Thomson, Inc. (“Thomson”) filed a lawsuit against Gemstar Development Corporation in an Indiana Federal Court, and against Gemstar – TV Guide International, Inc., in an Indiana State Court, seeking, among other things, indemnification from the Company in connection with the SuperGuide Corp v.

DirecTV Enterprises, Inc. et. al matter discussed below.  In both complaints, Thomson alleged that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation.  Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment.  The lawsuits seek a declaration from the Court that the Company owes Thomson defense and indemnity for claims regarding the patents at issue in the SuperGuide matter, compensatory damages, including fees and expenses paid by Thomson in the connection with the SuperGuide matter, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  On July 1, 2008 Thomson dismissed the federal case and filed an amended complaint in the state court case, adding Gemstar – TV Guide International, Inc as a party to that action.  The Company’s response to Thomson’s amended complaint was filed on July 21, 2008. Thomson had made previous demands for indemnity in connection with the SuperGuide litigation in 2000 and 2007, which were denied by the Company, and in May 2001, the parties had entered into an agreement to toll the statute of limitations with respect to certain related issues.

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

On June 21, 2007, the Company initiated proceedings in the Supreme Court of the State of New York, captioned In the Matter of the Petition of Gemstar – TV Guide International, Inc. v. Henry C. Yuen, to have the arbitration award confirmed by the Court. On November 27, 2007, the Supreme Court of the State of New York granted the Gemstar’s petition to have the arbitration award confirmed.  On February 8, 2008, the Court entered its final judgment, confirming the arbitration award. On March 3, 2008, Mr. Yuen filed a Notice of Appeal of the judgment.  A hearing on his appeal is scheduled for September 2008.

In addition to the items listed above, Macrovision Solutions Corporation is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. Macrovision Solutions Corporation has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against Macrovision Solutions Corporation involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require them to pay damages or make other expenditures in amounts that could have a material adverse effect on their financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or Macrovision Solutions’ other litigation are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

A description of the risk factors associated with our business in included under “Risk Factors” contained in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and is incorporated herein by reference.  There have been no material changes in our risk factors since the filing of our last Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

Macrovision Corporation held a special meeting of its stockholders on April 29, 2008 for purposes of approving the issuance of shares of Macrovision Solutions Corporation in connection with the combination of Macrovision Corporation and Gemstar-TV Guide International, Inc. (the “Transaction”).  The Transaction was approved by the following vote of Macrovision Corporation stockholders:

Votes For	Votes Against	Abstentions
42,805,423	1,457,742	123,519

    Gemstar-TV Guide International, Inc. held a special meeting of its stockholders on April 29, 2008 for purposes of approving a proposal to combine Macrovision Corporation and Gemstar-TV Guide International, Inc. through adoption of the Agreement and Plan of Mergers, dated as of December 6, 2007. The proposal was approved by the following vote of Gemstar-TV Guide International, Inc. stockholders:

Votes For	Votes Against	Abstentions
389,719,041	1,178,382	263,015

Item 5.  Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Mergers dated December 6, 2007, among Macrovision Corporation, Saturn Holding Corp., Mars Merger Sub, Inc., Galaxy Merger Sub, Inc. and Gemstar TV-Guide International, Inc.	8-K	5/5/08	2.1
4.1	Indenture, dated May 2, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Guarantors listed on the signature pages thereto, and The Bank of New York Trust Company, N.A.	8-K	5/5/08	4.1
4.2	Form of Global Note representing the Macrovision Solutions Corporation and Macrovision Corporation 11% Senior Notes due 2013.	8-K	5/5/08	4.2
4.3	Supplemental Indenture No. 1 to Indenture, dated May 1, 2008, among Macrovision Solutions Corporation, Macrovision Corporation and the Bank of New York Trust Company, N.A.	8-K	5/5/08	4.3
4.4	Call Option Transaction Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.4
4.5	Warrant Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.5
10.1	Purchase Agreement, dated April 29, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Initial Guarantors listed therein, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	5/5/08	10.1
10.2	Credit Agreement, dated May 2, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Guarantors party thereto, the Lenders party thereto, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A.	8-K	5/5/08	10.2

10.3	Macrovision Solutions Corporation 2008 Equity Incentive Plan	S-8	7/23/08	10.1
10.4	Macrovision Solutions Corporation 2008 Employee Stock Purchase Plan	S-8	7/23/08	10.2
31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Solutions Corporation
Authorized Officer:

Date: August 7, 2008	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer:

Date: August 7, 2008	By:	/s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date: August 7, 2008	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer