Form 10-Q
period 2008-09-30
Macrovision Solutions CORP
filed 2008-11-06
CIK 1424454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number: 000-53413

 Macrovision Solutions Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2830 De La Cruz Boulevard, Santa Clara, CA 95050
(Address of principal executive offices)	(Zip Code)

(408) 562-8400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  X     Accelerated filer____  Non-accelerated filer____  Smaller reporting company___
                                                                                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 31, 2008
Common stock, $0.001 par value	102,999,942

MACROVISION SOLUTIONS CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION
Page

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008	1
	and December 31, 2007

	Condensed Consolidated Statements of Income	2
	for the Three and Nine Months Ended September 30, 2008 and 2007

	Condensed Consolidated Statement of Stockholders’ Equity
	for the Nine Months Ended September 30, 2008	3

	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39
Signatures		41

PART I.    FINANCIAL INFORMATION
Item 1.   Financial Statements

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$ 268,734	$ 134,070
Short-term investments	21,494	248,194
Trade accounts receivable, net	77,804	44,327
Deferred tax assets, net	6,734	4,563
Prepaid expenses and other current assets	15,460	12,135
Assets held for sale	582,690	79,503
Total current assets	972,916	522,792
Long-term marketable securities	78,676	57,025
Deferred tax assets, net	-	57,850
Property and equipment, net	51,507	10,011
Finite-lived intangible assets, net	938,309	78,801
Other assets	63,191	11,470
Goodwill	1,183,839	199,209
	$ 3,288,438	$ 937,158
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 10,845	$ 6,157
Accrued expenses	77,794	39,625
Taxes payable	8,100	1,355
Deferred revenue	18,096	7,494
Current portion of debt and capital lease obligations	6,179	1,488
Liabilities held for sale	210,948	27,959
Total current liabilities	331,962	84,078
Taxes payable, less current portion	76,366	57,026
Long-term debt and capital lease obligations, less current portion	883,125	240,400
Deferred revenue, less current portion	5,484	-
Deferred tax liabilities, net	256,328	-
Other non current liabilities	5,264	36
	1,558,529	381,540
Stockholders’ equity:
Common stock	110	61
Treasury stock	-	(138,448)
Additional paid-in capital	1,570,054	478,951
Accumulated other comprehensive (loss) income	(5,480)	12,407
Retained earnings	165,225	202,647
Total stockholders’ equity	1,729,909	555,618
	$ 3,288,438	$ 937,158

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$ 112,200	$ 45,605	$ 218,209	$ 103,079

Costs and expenses:
Cost of revenues	16,347	1,694	33,761	7,177
Research and development	22,314	3,292	45,172	9,805
Selling and marketing	19,920	4,716	43,777	18,456
General and administrative	18,092	8,657	41,297	22,501
Depreciation	5,281	1,256	10,215	4,014
Amortization	21,020	1,382	39,382	4,077
Restructuring and asset impairment charges	-	163	-	3,244
Total costs and expenses	102,974	21,160	213,604	69,274

Operating income from continuing operations	9,226	24,445	4,605	33,805
Interest expense	(16,124)	(1,969)	(29,417)	(5,798)
Interest income and other, net	2,397	6,859	10,496	16,903
Gain on sale of strategic investments	-	-	5,238	-
(Loss) income from continuing operations before income taxes	(4,501)	29,335	(9,078)	44,910
Income tax (benefit) expense	(14,453)	1,316	(17,140)	7,786
Income from continuing operations, net of tax	9,952	28,019	8,062	37,124
Discontinued operations, net of tax	(1,162)	(13,927)	92,964	(14,832)
Net income	$ 8,790	$ 14,092	$ 101,026	$ 22,292

Basic earnings per share:

Basic income per share from continuing operations	$ 0.10	$ 0.52	$ 0.10	$ 0.70
Basic income (loss) per share from discontinued operations	$ (0.01)	$ (0.26)	$ 1.15	$ (0.28)
Basic net earnings per share	$ 0.09	$ 0.26	$ 1.25	$ 0.42

Shares used in computing basic net earnings per share	102,912	54,401	81,104	53,342

Diluted earnings per share:
Diluted income per share from continuing operations	$ 0.10	$ 0.51	$ 0.10	$ 0.68
Diluted income (loss) per share from discontinued operations	$ (0.01)	$ (0.25)	$ 1.14	$ (0.27)
Diluted net earnings per share	$ 0.09	$ 0.26	$ 1.24	$ 0.41

Shares used in computing diluted net earnings per share	103,027	55,060	81,203	54,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
                (Unaudited)

	Common stock		Treasury Stock		Additional	Accumulated other comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	(loss) income	earnings	Equity

Balance as of December 31, 2007	61,247,443	$ 61	(7,434,519)	$ (138,448)	$ 478,951	$ 12,407	$ 202,647	$ 555,618
Comprehensive income	-	-	-	-	-	(17,887)	101,026	83,139
Issuance of common stock under employee stock plans	523,105	-	-	-	7,384	-	-	7,384
Equity-based compensation	-	-	-	-	11,292	-	-	11,292
Issuance of common stock in connection with the Gemstar acquisition	48,663,613	49	-	-	1,072,427	-	-	1,072,476
Cancellation of treasury stock	(7,434,519)	-	7,434,519	138,448		-	(138,448)	-
Balances as of September 30, 2008	102,999,642	$ 110	-	$ -	$ 1,570,054	$ (5,480)	$ 165,225	$ 1,729,909

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 101,026	$ 22,292
Adjustments to reconcile net income to net cash provided by operations:
Loss from discontinued operations, net of tax	9,964	14,832
Gain on sale of Software and Games	(151,284)	-
Depreciation and amortization	49,597	8,091
Amortization of note issuance costs	3,332	1,083
Equity-based compensation	9,366	7,016
Deferred taxes	16,117	-
Gain on sale of strategic investment	(5,238)	-
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	4,371	(6,858)
Deferred revenue	12,158	(432)
Prepaid expenses, other current assets and other assets	15,362	(3,094)
Taxes payable, net	(8,096)	4,880
Accounts payable, accrued expenses, and other long-term liabilities	(38,306)	(6,227)
Net cash provided by operating activities of continuing operations	18,369	41,583
Net cash provided by operating activities of discontinued operations	19,658	15,901
Net cash provided by operating activities	38,027	57,484

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(185,758)	(993,788)
Sales or maturities of long and short term marketable investments	385,659	960,494
Acquisition of Gemstar, net of cash acquired	(910,742)	-
Proceeds from sale of Software and Games	195,091	-
Payments for other acquisitions, net of cash acquired	-	(2,292)
Purchases of property and equipment	(5,312)	(718)
Other investing	(828)	(1,127)
Net cash used in investing activities of continuing operations	(521,890)	(37,431)
Net cash used in investing activities of discontinued operations	(556)	(4,796)
Net cash used in investing activities	(522,446)	(42,227)

Cash flows from financing activities:
Purchase of treasury stock	-	(50,000)
Principal payments under capital lease and debt obligations	(2,959)	(1,084)
Proceeds from issuance of debt, net of issuance costs	615,469	-
Proceeds from exercise of options and other financing activities	7,985	55,948
Net cash provided by financing activities of continuing operations	620,495	4,864
Net cash used in financing activies of discontinued operations	(274)	-
Net cash provided by financing activities	620,221	4,864
Effect of exchange rate changes on cash	(1,138)	447
Net increase in cash and cash equivalents	134,664	20,568
Cash and cash equivalents at beginning of period	134,070	159,666
Cash and cash equivalents at end of period	$ 268,734	$ 180,234

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

On April 1, 2008, the Company closed the sale of its software and games businesses (hereafter referred to as “Software” and “Games”, respectively). As of December 31, 2007, the Company has reported the assets and liabilities of Software and Games as held for sale.  In the second quarter of 2008, the Company determined it was probable that it would divest its TV Guide Magazine and RightCommerce (also known as “eMeta”) businesses.  In addition, in the third quarter of 2008, the Company determined it was probable that it would divest its TV Guide Network and TVG Network businesses.  As of September 30, 2008, the Company has reported the assets and liabilities of TV Guide Magazine, TV Guide Network, TVG Network and eMeta as held for sale.  The results of operations and cash flows of Software, Games, TV Guide Magazine, TV Guide Network, TVG Network and eMeta have been classified as discontinued operations for all periods presented. See Note 3.  With the inclusion of the above businesses in discontinued operations, the Company now has one reportable business segment.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Macrovision Solutions Corporation and its subsidiaries in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations.  However, the Company believes the disclosures are adequate to make the information not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented.  This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors” contained in Macrovision Corporation’s 2007 Annual Report on Form 10-K/A and Macrovision Solutions Corporation’s Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

The Condensed Consolidated Statements of Income for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2008, for any future year, or for any other future interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The total purchase price for Gemstar was approximately $2.65 billion and was comprised of the following (in thousands):

Fair value of Macrovision Solutions Corporation stock issued	$ 1,072,476
Cash consideration paid to Gemstar stockholders	1,516,309
Cash consideration paid for employee options and restricted stock units	30,374
Acquisition related transaction costs	32,379
Total purchase price	$ 2,651,538

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

The Company, based upon estimated fair values as of May 2, 2008, made a preliminary allocation of the estimated purchase price to the net tangible and intangible assets acquired.  The excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets has been recorded as goodwill.  The Company acquired Gemstar to increase its product offerings and believes the combined Company’s complementary solutions will lead to increased market opportunity and an expanded customer base.  The combination of the Company and Gemstar also provides the opportunity for cost savings.  The Company believes these factors support the amount of goodwill recorded.  The preliminary allocation of purchase price is based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period.  The Company’s preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$ 663,618
Trade accounts receivable	74,848
Property and equipment	73,043
Goodwill	1,283,358
Identifiable intangible assets	1,118,570
Other assets	61,045
Accounts payable and other liabilities	(135,833)
Restructuring charge (See note 8)	(21,162)
Deferred tax liabilities, net	(368,590)
Deferred revenue	(85,461)
Capital lease obligations	(11,898)
Total purchase price	$ 2,651,538

Identifiable Intangible Assets

The following sets forth the preliminary components of intangible assets associated with the Gemstar acquisition (in thousands, except years):

	Amount	Weighted Average Estimated Useful Life (Years)
Developed technology and patents	$ 774,080	13
Trademarks/Tradenames	141,630	20
Customer relationships	184,050	14
Content database	18,810	15
Total identifiable intangible assets	$ 1,118,570

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

Other Acquisition Related Matters

Operating leases related to Gemstar businesses have total future minimum payments of $52.8 million as of September 30, 2008.  These payments become due as follows: remainder of 2008 - $3.6 million, 2009- $11.5 million, 2010- $8.0 million, 2011 - $6.7 million, 2012 – $6.3 million and thereafter $16.8 million.  The capital lease for a satellite transponder used by the TV Guide Network has total future minimum payments of $17.5 million, with $1.6 million payable each year through 2019.

On May 2, 2008, in connection with its acquisition of Gemstar, Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, entered into a $550 million five year senior secured term loan credit facility and issued $100 million aggregate principal amount of 11% senior notes due 2013.  In the event (i) the Company’s leverage ratio is greater than 2.5 to 1.0, and (ii) more than $50 million in aggregate principal amount of Macrovision Corporation’s 2.625% convertible senior notes due 2011 is still outstanding, and (iii) the scheduled maturity of the 2.625% convertible senior notes due 2011 is more than 181 days in the future, then the term loans under our senior secured term loan credit facility will become due on that 182nd day prior to the 2.625% convertible senior notes maturity date.  The Company may redeem some or all of the 11% senior notes due 2013 at any time on or after November 15, 2009 at a price equal to 100% of principal amount of notes to be redeemed. In addition, the Company may redeem these notes, in whole or in part, at any time before November 15, 2009 at a redemption price plus a “make-whole” premium. The Company must offer to purchase the notes if it experiences specific kinds of changes of control or sells assets under certain circumstances.

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

Pro Forma Financial Information

The pro forma financial information presented below (in thousands) assumes the acquisition of Gemstar, AMG, and SPDC had occurred on January 1, 2007.  The pro forma financial information does not include the results of Software, Games, TV Guide Magazine, TV Guide Network, TVG Network and eMeta as these businesses have been classified as discontinued operations.  The Company anticipates it will receive net proceeds of between $350 million and $400 million from the sales of TV Guide Magazine, TV Guide Network, TVG Network and eMeta.  The pro forma financial information assumes $350 million of net proceeds from the sale of these businesses was used to reduce the amount of debt outstanding as of January 1, 2007.  The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

	Three months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Net revenue	$ 112,200	$ 109,245	$ 325,927	$ 303,389

Operating income (1)	9,226	4,363	43,170	13,265

Income (loss) from continuing operations (1)	14,097	12,969	34,116	(8,103)

Basic and diluted earnings (loss) per share from continuing operations	0.14	0.13	0.33	(0.08)

(1)
The nine months ended September 30, 2008, includes a $32.5 million pre-tax benefit from a Gemstar insurance settlement.  The nine months ended September 30, 2007, includes a $10.7 million pre-tax benefit from the resolution of matters related to a former Gemstar CEO.

NOTE 3 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On April 1, 2008, an affiliate of Thoma Bravo acquired the Company’s Software business unit in a cash transaction valued at $200 million adjusted by the difference between working capital at closing, as defined in the sales agreement, and $28 million.  The net sales price with the working capital adjustment was $191 million.  On April 1, 2008, the Company sold its Games business to RealNetworks for $4 million in cash.

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

The assets and liabilities attributable to the TV Guide Magazine business classified in the Condensed Consolidated Balance Sheet as held for sale consist of the following (in thousands):

September 30, 2008
Accounts receivable, net	$ 21,941
Property and equipment, net	720
Other assets	8,653
Intangible assets	14,910
Goodwill	33,008
Accounts payable and other liabilities	(13,143)
Deferred taxes, net	(5,960)
Deferred revenue	(69,129)
Total net liabilities held for sale	$ (9,000)

The assets and liabilities attributable to the Company’s Media Networks businesses (TV Guide Network and TVG Network) classified in the Condensed Consolidated Balance Sheet as held for sale consist of the following (in thousands):

September 30, 2008
Accounts receivable, net	$ 18,337
Property and equipment, net	21,506
Other assets	5,807
Intangible assets	196,696
Goodwill	259,790
Accounts payable and other liabilities	(34,649)
Capital lease	(11,624)
Deferred taxes, net	(65,951)
Deferred revenue	(9,205)
Total net assets held for sale	$ 380,707

The assets and liabilities attributable to the eMeta business classified in the Condensed Consolidated Balance Sheet as held for sale consist of the following (in thousands):

September 30, 2008
Accounts receivable, net	$ 1,064
Property and equipment, net	191
Other assets	67
Accounts payable and other liabilities	(461)
Deferred revenue	(826)
Total net assets held for sale	$ 35

Based on the non-binding offers the Company received in the third quarter of 2008 to acquire the eMeta business, it became apparent the Company needed to reassess its outlook for this business.  The Company conducted an analysis to estimate the fair value of eMeta’s goodwill and intangible assets.  As a result, the Company recorded impairment charges totaling $5.3 million for goodwill and $1.4 million for the intangible assets of eMeta.  These impairment charges were recorded in discontinued operations for the three and nine months ended September 30, 2008.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue:
Software	$ -	$ 26,488	$ 27,503	$ 81,220
Games	-	1,787	1,633	7,360
eMeta	1,712	2,891	5,624	7,380
TV Guide Magazine	30,859	-	50,636	-
Media Networks:
TV Guide Network	29,387	-	48,390	-
TVG Network	15,584	-	24,418	-

Pre-tax (loss) income
Software	$ (322)	$ 2,705	$ (7,187)	$ 11,312
Games	-	(12,808)	(2,551)	(24,208)
eMeta	(7,487)	(399)	(11,032)	(3,042)
TV Guide Magazine	(4,851)	-	(6,522)	-
Media Networks	8,092	-	10,869	-
Pre-tax gain on disposal of software and games	-	-	151,284	-
Income tax (expense) benefit	3,406	(3,425)	(41,897)	1,106
Income (loss) from discontinued operations, net of tax	$ (1,162)	$ (13,927)	$ 92,964	$ (14,832)

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

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company has not chosen to present any of the eligible instruments using the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not have an impact on the Company’s consolidated financial statements.

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

As of September 30, 2008, the Company held money market funds, fixed income securities and auction rate securities that are required to be measured at fair value on a recurring basis.  The following inputs were used to determine the fair value of these securities at September 30, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$ 145,519	$ 145,519
Fixed income available-for-sale securities	118,618		118,618
Auction rate securities	72,627			72,627
Total	$ 336,764	$ 145,519	$ 118,618	$ 72,627

The Company’s fixed income available-for-sale securities consists of corporate debt securities, US Treasuries and municipal securities.

The Company’s auction rate security instruments are classified as available-for-sale securities and reflected at fair value. However, due to recent events in credit markets, the interest rate reset auction events for these instruments failed during 2008. Therefore, the fair values of these securities are estimated taking into account such factors as likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company's auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $6.8 million to accumulated other comprehensive income as of  September 30, 2008. The Company’s auction rate securities portfolio at September 30, 2008 includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. Due to the Company's belief that the market for such securities may take in excess of twelve months to fully recover and because the Company has the ability and intent to hold these investments until the market recovers, the Company has classified these investments as long-term marketable securities on the Condensed Consolidated Balance Sheet at September 30, 2008. The Company continues to earn interest on all of its auction rate security instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write−downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings as appropriate.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities as of September 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$ 89,600
Unrealized loss included in accumulated other comprehensive income	(6,848)
Purchases and settlements, net	(10,125)
Balance at September 30, 2008	$ 72,627

NOTE 5 – EQUITY-BASED COMPENSATION

At a special meeting of the Company’s stockholders held on July 15, 2008, the stockholders approved the 2008 Equity Incentive Plan (the "2008 Plan") and the 2008 Employee Stock Purchase Plan (the "2008 ESPP"). The Company will no longer make award grants under the 2000 Equity Incentive Plan (the “2000 Plan”), except with respect to award grants made to the Company’s chief executive officer and will no longer make award grants under the Gemstar-TV Guide International, Inc. 2007 Long-Term Incentive Plan.  The 2008 ESPP replaced the 1996 Employee Stock Purchase Plan, but did not affect the continuation of the final offering period of the 1996 ESPP that commenced in February 2008 under the terms of that plan.  In the second quarter of 2008, the Company terminated the 1996 Directors Stock Option Plan in connection with the closing of the Gemstar acquisition.

    Stock Options Plans

    During the quarter ended September 30, 2008, the Company granted options and restricted stock from the 2008 and 2000 Plans.

    As of September 30, 2008, the Company had 29.6 million shares reserved and 15.7 million shares remained available for issuance under the 2008 and 2000 Plans. The 2008 and 2000 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  For options granted during the third quarter of 2008, the vesting period was four years where one quarter of the option vests at the end of the first year, and the remainder vests monthly.  For options granted prior to the third quarter, the vesting periods were generally three years where one-sixth of the option vests in the first year, one-third vests in the second year and the remainder vests in the third year. Option grants have contractual terms ranging from five to ten years.

    Restricted stock awards were issued from the 2000 Plan and generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to dividends and voting rights. As of September 30, 2008, the number of shares awarded but unvested was 840,000.

    Employee Stock Purchase Plan

    The Company’s 2008 ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The 2008 ESPP consists of a twenty-four-month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

    As of September 30, 2008, the Company had reserved, and available for future issuance, 7.5 million shares of common stock for issuance under the ESPP.

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

    Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to changes in the terms of option grants, the Company has used the “simplified method” as permitted under Staff Accounting Bulletin No. 110.  For options granted during the third quarter of 2008, the Company changed its vesting terms from three to four years and its contractual term from five to seven years.  Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate expected term.  The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS No. 123(R), the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Option Plans:
Dividends	None	None	None	None
Expected term	4.6 years	3.1 years	3.5 years	3.1 years
Risk free interest rate	2.9%	4.6%	2.8%	4.7%
Volatility rate	44%	39%	43%	37%

ESPP Plan:
Dividends	None	None	None	None
Expected term	1.2 years	1.2 years	1.2 years	1.2 years
Risk free interest rate	2.3%	4.7%	2.2%	4.9%
Volatility rate	45%	39%	45%	36%

    As of September 30, 2008, there was $35.7 million of unrecognized compensation cost for continuing operations, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.7 years.

    The weighted average fair value of options granted during the three and nine months ended September 30, 2008 was $6.16 and $4.92, respectively.  The weighted average fair value of options granted during the three and nine months ended September 30, 2007 was $8.57 and $8.25, respectively.  The weighted average grant date fair value of an employee purchase share right granted during the three and nine months ended September 30, 2008 was $3.68 and $3.98, respectively. The weighted average grant date fair value of an employee purchase share right granted during the three and nine months ended September 30, 2007 was $4.52 and $7.80, respectively. The weighted average fair value of a restricted stock award granted during the three and nine months ended September 30, 2008 was $15.52 and $15.50, respectively.  The weighted average fair value of a restricted stock award granted during the three and nine months ended September 30, 2007 was $24.77 and $24.86, respectively.

    The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was less than $0.1 million and $0.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2007	$ 199,209
Changes due to foreign currency exchange rates and other	(620)
Gemstar acquisition (see Note 2)	1,283,358
Reclassifications to held for sale (see Note 3)	(298,108)
Goodwill, net at September 30, 2008	$ 1,183,839

The Company’s finite-lived intangible assets associated with its continuing operations as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 829,471	$ (45,843)	$ 783,628
Existing contracts and customer relationships	47,162	(6,510)	40,652
Content databases	44,643	(3,729)	40,914
Trademarks / Tradenames	75,147	(2,032)	73,115
	$ 996,423	$ (58,114)	$ 938,309

	December 31, 2007
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 61,797	$ (18,995)	$ 42,802
Existing contracts and customer relationships	10,740	(4,176)	6,564
Content database	25,574	(167)	25,407
Trademarks / Tradenames	4,403	(375)	4,028
	$ 102,514	$ (23,713)	$ 78,801

As of September 30, 2008, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2008	$ 20,818
2009	82,852
2010	80,240
2011	77,168
2012	76,602
Thereafter	600,629
Total amortization expense	$ 938,309

NOTE 7 – STRATEGIC INVESTMENT SALE

During the first quarter of 2008, the Company sold its investment in Digimarc Corporation (“Digimarc”) and recorded a gain of $5.2 million.  As of December 31, 2007, the Digimarc investment was carried at $17.8 million and classified on the balance sheet as “Long-term marketable securities.”

NOTE 8 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Gemstar Acquisition Restructuring Plan

During the second quarter of 2008, management initiated plans to restructure certain operations of pre-merger Gemstar resulting in a restructuring liability related to severance of $18.9 million.  This plan was initiated in order to create cost efficiencies for the combined Company.  In the third quarter of 2008 management finalized the restructuring plan and increased the severance liability by $2.3 million, resulting in a total severance liability of $21.2 million.  The severance liability was recognized as an assumed liability in the Gemstar acquisition and, accordingly, resulted in an increase to goodwill.  The Company has paid $16.5 million of these costs and as of September 30, 2008, and had a remaining liability of $4.7 million.  Restructuring accruals are classified on the balance sheet as “Accrued expenses”.  The Company anticipates paying the remaining liability by the end of the first quarter of 2009.

Fiscal 2007 Restructuring Plans

During the nine months ended September 30, 2007, the Company recorded $3.2 million in restructuring charges, consisting of severance benefits of $2.3 million, service contract cancellations and asset losses of $0.5 million and abandonment of leased facilities of $0.4 million.

The following table presents the activity in the restructuring accrual for the nine months ended September 30, 2008 related to the 2007 restructuring actions (in thousands):

	Termination	Contract	Abandonment
Charges and activity:	Benefits	Terminations	Of Facilities	Total
Accrual Balance as of December 31, 2007	$ 107	$ 1,195	$ 132	$ 1,434
Cash payments	(107)	(576)	(112)	(795)
Accrual Balance as of September 30, 2008	$ -	$ 619	$ 20	$ 639

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Basic EPS – weighted average number of common shares outstanding	102,912	54,401	81,104	53,342
Effect of dilutive common equivalent shares	115	659	99	1,002
Diluted EPS – weighted average number of common shares and common equivalent shares outstanding	103,027	55,060	81,203	54,344

             The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Stock options (1)	7,251	2,215	5,695	1,647
Restricted stock (1)	221	110	453	37
Warrants (1)	7,955	7,955	7,955	7,955
Convertible senior notes (2)	8,486	8,486	8,486	8,486
Total weighted average potential common shares excluded from diluted net earnings per share	23,913	18,766	22,589	18,125

(1)
These employee stock options, restricted stock awards and warrants were excluded from the computation of diluted net earnings per share because their impact is anti-dilutive.  In August 2006, in conjunction with the issuance of the 2.625% convertible senior notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share, expiring on various dates beginning August 16, 2011. Warrants related to the acquisition of SPDC (see note 2) in November 2007 had not been issued to the seller as of September 30, 2008 and, therefore, have been excluded from the table as an anti-dilutive potential common share equivalent.

(2)
Potential common shares related to the 2.625% convertible senior notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

NOTE 10 – COMPREHENSIVE INCOME

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$ 8,790	$ 14,092	$101,026	$ 22,292
Other comprehensive (loss) income:
Unrealized (losses) gains on investments (1)	(3,188)	(582)	(7,515)	435
Foreign currency translation adjustments (2)	(2,389)	1,421	(10,372)	1,845
Comprehensive income	$ 3,213	$ 14,931	$ 83,139	$ 24,572

(1) Changes in unrealized (losses) gains on investments during the nine months ended September 30, 2008 include the reduction of $3.2 million, net of taxes, of unrealized gains related to Digimarc Corporation.  These unrealized gains became realized gains when the Company sold this investment during the first quarter of 2008 (see Note 7).
(2) Foreign currency translation adjustments during the nine months ended September 30, 2008, include a reduction of $5.0 million due to the sale of Software (see Note 3).

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized.  The FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted.   The Company is currently evaluating the impact that FSP 14-1 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 is effective for the Company for annual periods beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  The fundamental requirements of using the acquisition method of accounting (which SFAS 141 called the purchase method) for all business combinations, identifying an acquirer for each business combination, and identifying and recognizing intangible assets separately from goodwill remain unchanged by the standard. The new requirements of the standard include:  recognizing assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; recognizing the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree in a step acquisition at the full amounts of their fair values; recognizing acquisition-related and restructuring costs separately from the acquisition itself; recognizing contingent consideration at the acquisition date, measured at its fair value on that date; and recognizing a gain by the acquirer when total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) is effective for the Company for transactions consummated during annual periods beginning after December 15, 2008.  Earlier adoption is prohibited.  SFAS 141 (R) also amends FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), such that the effects of changes to deferred tax asset valuation allowances established in purchase price allocations are reported directly as a reduction of income tax expense.  After SFAS 141(R) is adopted, all changes to tax uncertainties and deferred tax asset valuation allowances established in purchase accounting, should be recognized in accordance with the amended requirements of SFAS 109, even if the combination occurred prior to the effective date of SFAS 141 (R).

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

NOTE 12 – INCOME TAXES

The Company recorded an income tax benefit of $14.5 million and income tax expense of $1.3 million for its continuing operations for the three months ended September 30, 2008 and 2007, respectively.  The Company recorded an income tax benefit of $17.1 million and income tax expense of $7.8 million for its continuing operations for the nine months ended September 30, 2008 and 2007, respectively.  Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

A discrete tax benefit of $10.1 million was recorded for the three and nine months ended September 30, 2008 for the reversal of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”) reserves, including interest and penalties, for which the statute of limitations expired during the third quarter.  No similar benefit was recorded for the three and nine months ended September 30, 2007.  During the nine months ended September 30, 2008, a discrete tax benefit of $0.6 million was recorded in connection with the completion of an Internal Revenue Service tax audit.  In addition, during the nine months ended September 30, 2008, due to the capital gain realized on the sale of the Company’s Software business unit, a discrete tax benefit of $3.6 million was recorded for the release of a valuation allowance maintained against a capital loss carryforward deferred tax asset.  No similar benefits were recorded during the nine months ended September 30, 2007.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies.

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, the Company believes that it is more likely than not that the benefits of its deferred tax assets as of September 30, 2008 will be realized.

The Company adopted FIN 48 effective January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return, as well as providing guidance on the provision of interest and penalties relating to uncertain tax positions.  The Company maintained a long-term liability under FIN 48 totaling $57.1 million and $76.3 million as of December 31, 2007 and September 30, 2008 respectively.  The increase is primarily due to the FIN 48 liability assumed in the Gemstar acquisition as well as the accrual of interest and penalties, net of 2008 reversals for statute of limitation expirations.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

With respect to the SuperGuide litigation, in October 2008, we learned that SuperGuide, DirecTV and Thomson filed a motion for dismissal.  Both DirecTV and Thomson have approached us with a request that we contribute to the settlement amount(s), but we have not agreed to such requests.

On January 23, 2008, Sharp Corporation filed an antitrust complaint with the European Competition Commission (the “Commission”), requesting that it investigate alleged antitrust violations by the Company. The complaint alleges that the Company has exploited its market power and position in the IPG technology market to exclude competition and harm consumers.   On March 26, 2008 the Company submitted a response to Sharp’s antitrust complaint, arguing that Sharp’s allegations are without merit, and do not warrant investigation by the Commission.    In or about October 2008, Sharp withdrew its support for the complaint, and we were subsequently advised by the Commission that the matter will be closed.

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

Other Litigation

Thomson, Inc. v. Gemstar – TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton and Thomson, Inc. v. Gemstar Development Corporation, in the United States District Court for the Southern District of Indiana. On May 23, 2008, Thomson, Inc. (“Thomson”) filed a lawsuit against Gemstar Development Corporation in an Indiana Federal Court, and against Gemstar – TV Guide International, Inc., in an Indiana State Court, seeking, among other things, indemnification from the Company in connection with the SuperGuide Corp v. DirecTV Enterprises, Inc. et. al matter discussed above.  In both complaints, Thomson alleged that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation.  Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment.  The lawsuits seek a declaration from the Court that the Company owes Thomson defense and indemnity for claims regarding the patents at issue in the SuperGuide matter, compensatory damages, including fees and expenses paid by Thomson in connection with the SuperGuide matter, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  On July 1, 2008 Thomson dismissed the federal case and filed an amended complaint in the state court case, adding Gemstar – TV Guide International, Inc.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 10, 2008, the Company and an affiliate entered into a definitive asset purchase agreement with an affiliated company of OpenGate Capital, LLC (Buyer), for Buyer to purchase the assets of the TV Guide Magazine business. In connection with the transaction, Buyer will assume certain liabilities of the TV Guide Magazine business, and the Company or its designated affiliate will loan Buyer an amount not to exceed $9.5 million under certain terms and conditions. The transaction is subject to customary conditions to closing and is expected to close on or about December 1, 2008.

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

On April 1, 2008, the Company closed the sale of its software and games businesses (hereafter referred to as “Software” and “Games”, respectively). In the second quarter of 2008, the Company determined it was probable that it would divest its TV Guide Magazine and RightCommerce (also known as “eMeta”) businesses.  Additionally in the third quarter of 2008, the Company determined it was probable it would divest its TV Guide Network and TVG Network businesses.  The results of operations and cash flows of Software, Games, TV Guide Magazine TV Guide Network, TVG Network and eMeta have been classified as discontinued operations, for all periods presented (See Note 3 to the financial statements).

The Company’s continuing operations provide a broad set of solutions that enable businesses to protect, enable and distribute their digital goods to consumers and allows consumers the ability to discover and manage digital media across multiple channels.  With the Gemstar acquisition, our offerings now include interactive program guides (“IPGs”). In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.   We group our revenue  into the following categories – (i) consumer electronics (“CE”) manufacturers, (ii) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), and (iii) other.   CE manufacturers deploy such Company products and services as Media Player Software, Media Server Software, Source Code SDK, Software Update Service, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, My TV Guide, G-Code, ShowView System, LASSO and Tapestry.  Service providers deploy such Company products and service as Passport Echo, Passport DCT, Passport, Passport Applications, i-Guide, j-Guide, My TV Guide, TV Guide Mobile and G-Guide Mobile.  Other includes our entertainment company content protection products and services such as ACP, RipGuard and BD+; our TV Guide and AMG related web sites; and our business of licensing our extensive database of descriptive information about television, movie, music and game content.

Results of Operations

The following tables present our condensed consolidated statements of income for our continuing operations compared to the prior year periods (in thousands).

	Three Months Ended
	September 30,
	2008	2007	Change $	Change %

Revenues:
CE manufacturers	$ 50,549	$ 33,352	17,197	52%
Service providers	46,013	1,615	44,398	2749%
Other	15,638	10,638	5,000	47%
Total revenues	112,200	45,605	66,595	146%
Costs and expenses:
Cost of revenues	16,347	1,694	14,653	865%
Research and development	22,314	3,292	19,022	578%
Selling and marketing	19,920	4,716	15,204	322%
General and administrative	18,092	8,657	9,435	109%
Depreciation	5,281	1,256	4,025	320%
Amortization	21,020	1,382	19,638	1421%
Restructuring and asset impairment charges	-	163	(163)	-100%
Total operating expenses	102,974	21,160	81,814	387%

Operating income from continuing operations	9,226	24,445	(15,219)	-62%
Interest expense	(16,124)	(1,969)	(14,155)	719%
Interest income and other, net	2,397	6,859	(4,462)	-65%
(Loss) Income from continuing operations before taxes	(4,501)	29,335	(33,836)	-115%
Income tax (benefit) expense	(14,453)	1,316	(15,769)	-1198%
Income from continuing operations, net of tax	9,952	28,019	(18,067)	-64%
Loss from discontinued operations, net of tax	(1,162)	(13,927)	12,765	-92%
Net income	$ 8,790	$ 14,092	(5,302)	-38%

	Nine Months Ended
	September 30,
	2008	2007	Change $	Change %

Revenues:
CE manufacturers	$ 101,317	$ 67,251	34,066	51%
Service providers	75,447	3,023	72,424	2396%
Other	41,445	32,805	8,640	26%
Total revenues	218,209	103,079	115,130	112%
Costs and expenses:
Cost of revenues	33,761	7,177	26,584	370%
Research and development	45,172	9,805	35,367	361%
Selling and marketing	43,777	18,456	25,321	137%
General and administrative	41,297	22,501	18,796	84%
Depreciation	10,215	4,014	6,201	154%
Amortization	39,382	4,077	35,305	866%
Restructuring and asset impairment charges	-	3,244	(3,244)	-100%
Total operating expenses	213,604	69,274	144,330	208%

Operating income from continuing operations	4,605	33,805	(29,200)	-86%
Interest expense	(29,417)	(5,798)	(23,619)	407%
Interest income and other, net	10,496	16,903	(6,407)	-38%
Gain on strategic investments	5,238	-	5,238	NA
(Loss) income from continuing operations before taxes	(9,078)	44,910	(53,988)	-120%
Income tax (benefit) expense	(17,140)	7,786	(24,926)	-320%
Income from continuing operations, net of tax	8,062	37,124	(29,062)	-78%
Income (loss) from discontinued operations, net of tax	92,964	(14,832)	107,796	-727%
Net income	$ 101,026	$ 22,292	78,734	353%

Net Revenue

CE Manufacturers

For the three and nine months ended September 30, 2008, revenue from the sale of our products and licensing of our patents to CE manufacturers increased significantly compared to the same periods in the prior year. This was largely due to including revenue from products and services the Company obtained in the Gemstar acquisition.  Legacy Gemstar IPG products and patents contributed $24.9 million and $37.2 million in revenues to the three and nine month periods, respectively.  As the Gemstar acquisition closed on May 2, 2008, the nine month period ended September 30, 2008, includes five months of Gemstar revenue.  We expect revenue from the licensing of our IPG products and patents to grow in the future primarily driven by new license agreements and increased sales of CE devices incorporating our products or patents.  We anticipate that this revenue growth will largely come from Japan and Europe.  Legacy Gemstar VCR Plus+ related products contributed $5.2 million and $8.9 million in revenues to the three and nine month periods, respectively.  We expect revenue from our VCR Plus+ products to decline in the future as manufacturers and consumers demand the greater guidance provided by IPG related products.  For the three and nine months ended September 30, 2008, legacy Macrovision revenue decreased by $13.4 million and $12.5 million, respectively, as compared to the same periods in the prior year.  These decreases were primarily due to the third quarter of 2007 including a significant set-top box licensing transaction.  We anticipate ACP licensing revenues and royalties will grow as more digital set-top boxes are deployed in Europe and North America.

    Service Providers

For the three and nine months ended September 30, 2008, revenue from the sale of our products to service providers increased significantly compared to the same periods in the prior year.  This was largely due to including revenue from products and services the Company obtained in the Gemstar acquisition.  Legacy Gemstar products and services contributed $45.2 million and $71.8 million in revenues to the three and nine month periods, respectively, primarily from the licensing of our IPG products and patents. We expect revenue from the licensing of our IPG products and patents to grow in the future as we continue to expand our licensing program internationally.

Other

Other consists primarily of the licensing of our content protection technologies to entertainment companies, the licensing of our underlying media content/metadata and the operation of TV Guide Online.  For the three and nine months ended September 30, 2008, other increased compared to the same periods in the prior year primarily due to the Gemstar and the All Media Guide Holding, Inc. (“AMG”) acquisitions.  The AMG acquisition occurred in December 2007.  The data and on-line businesses acquired from Gemstar and AMG contributed revenues of $8.1 million and $19.0 million for the three and nine months ended September 30, 2008, respectively.  These increases were partially offset by a decrease in legacy Macrovision ACP and RipGuard revenue from entertainment companies of $4.5 million and $11.4 million for the three and nine months ended September 30, 2008, respectively, primarily due to price declines in new agreements and the loss of a major studio in the second quarter of 2007.

Cost of Revenues.

For the three and nine months ended September 30, 2008, cost of revenues increased from the same periods in the prior year, primarily due to additional costs associated with products and services acquired in the Gemstar acquisition.  Also contributing to the increase are costs associated with AMG, which was acquired in December 2007.

Research and Development.

For the three and nine months ended September 30, 2008, research and development expenses increased from the same periods in the prior year primarily due to additional costs related to the Gemstar operations as well as AMG and SPDC research and development activities.

Selling and Marketing.

For the three and nine months ended September 30, 2008, selling and marketing expenses increased from the same periods in the prior year, primarily due to additional costs associated with the Gemstar operations.  Legacy Macrovision CE products sales and marketing costs also increased as compared to the same periods in the prior year.

General and Administrative.

General and administrative expenses increased from the same periods in the prior year, due to additional costs associated with the Gemstar operations.  Also contributing to the increase in general and administrative costs were costs associated with the integration of Gemstar and an increase in stock compensation expense.

Depreciation and amortization

Depreciation and amortization increased from the same periods in the prior year due to the depreciation and amortization of intangible assets from the acquisitions of Gemstar, AMG and SPDC technology.

Restructuring and asset impairment charges.

During the nine months ended September 30, 2007, the Company recorded $3.2 million in restructuring charges, consisting of severance benefits of $2.3 million, service contract cancellations and asset losses of $0.5 million and abandonment of leased facilities of $0.4 million.

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

Income Taxes.

We recorded an income tax benefit from continuing operations of $14.5 million and income tax expense of $1.3 million for the third quarters of 2008 and 2007, respectively.  We recorded an income tax benefit from continuing operations of $17.1 million and income tax expense of $7.8 million for the nine months ended September 30, 2008 and 2007, respectively.   During the third quarter of 2008, a discrete tax benefit of $10.1 million was recorded for the reversal of FIN 48 reserves for which the statute of limitations expired during the quarter.   In addition, during the nine months ended September 30, 2008, discrete tax benefits of $3.6 million and $0.6 million were recorded for the release of a deferred tax asset valuation allowance and a carryback claim resulting from completion of an Internal Revenue Service examination, respectively.  No similar benefits were recorded during the nine months ended September 30, 2007.  The amounts recorded as income tax expense and benefit are also impacted by the change in the proportion of profit generated by certain foreign operations which the Company plans to reinvest indefinitely and for which no US tax is provided.

Seasonality of Business

We have experienced seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future.  Sales of our content protection products to CE and entertainment customers typically are highest in the fourth quarter of each calendar year.  We believe this trend has been principally due to the tendency of certain of our customers to manufacture and release new video titles and to sell more CE devices during the year-end holiday shopping season.  Our CE IPG licensing business experiences fluctuations due to the seasonality of consumer electronics product shipments, which tend to be highest in the fourth calendar quarter.  We recognize revenue associated with these consumer electronic products when shipments are reported to us, which is normally the quarter immediately following that of actual shipment by the licensee.  Historically, our operating expenses have occurred more evenly throughout the year.

Costs and Expenses

Our cost of revenues consists primarily of service costs, replicator fees and patent prosecution, patent maintenance and patent litigation costs.  Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies, our 49% share of the Guideworks LLC joint venture and an allocation of overhead and facilities costs.  We account for our 49% share of Guideworks as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements.  Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs.  Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.  Included in expenses for the three and nine months ended September 30, 2008, were $3.2 million and $6.2  million, respectively, in costs related to the transition and integration of legacy Gemstar businesses, products and employees.

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

Other than the critical accounting policy described below, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2008, as compared to those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

As a result of recent adverse conditions in the financial markets, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers.  We have therefore had to hold these securities beyond their scheduled auction reset dates.  The short-term liquidity of these securities is currently uncertain. As it is not possible to predict when auctions for the securities we hold will succeed in the future and because we have the ability and intent to hold these investments until the market recovers, we have reclassified our auction rate securities to long-term marketable securities in our Condensed Consolidated Balance Sheet as of September 30, 2008.

Additionally, because of recent interest rate reset auction failures, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our CE and service provider market verticals.  Our operating activities from continuing operations provided net cash of $18.4 million and $41.6 million in the nine months ended September 30, 2008 and 2007, respectively.  Cash provided by operating activities decreased $23.2 million from the prior period primarily due to the timing of payment of liabilities and the payment of $16.5 million in severance in connection with the Gemstar acquisition (see Note 8 to the condensed consolidated financial statements).  The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Net cash used in investing activities from continuing operations increased $484.5 million from the prior period, primarily due to the Gemstar acquisition partially offset by the proceeds from the sale of Software and Games and the conversion of marketable securities to cash and cash equivalents.

Net cash provided by financing activities from continuing operations increased $615.6 million from the prior year period primarily due to the issuance of $650 million in debt to fund the Gemstar acquisition, partially offset by debt issuance costs of $34.5 million and a $48.0 million decrease in proceeds from exercise of options and stock issued under the employee stock purchase plan.

In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  On May 5, 2008, the Board of Directors of Macrovision Solutions Corporation reconfirmed this stock purchase program.  As of September 30, 2008, no shares of common stock have been repurchased under this program.

As of September 30, 2008, we had $268.7 million in cash and cash equivalents, $21.5 million in short-term investments, and $78.7 million in long-term marketable securities.  We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will not exceed $5 million for the remainder of the year.  We also have future minimum lease payments of approximately $111.6 million under operating and capital leases.  These future minimum lease payments are payable as follows: remainder of 2008 - $5.8 million, 2009 - $19.9 million, 2010 - $16.5 million, 2011 – $13.3 million, 2012 – $10.6 million and $45.5 million thereafter.

In connection with the Gemstar acquisition Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, entered into a $550 million five year senior secured term loan credit facility and issued $100 million aggregate principal amount of 11% senior notes due 2013.  The senior term loan credit facility bears interest at libor plus 3.75%, with a libor floor of 3.5%.  Interest is payable on the senior secured term loan credit facility quarterly in arrears and on the 11% notes semiannually in arrears on November 15 and May 15.  The senior secured credit facility includes customary covenants, including Total

Leverage Ratio limits, Fixed Charge Coverage minimums and restrictions on additional debt incurrance and dividend payments among others.  As of September 30, 2008 the Company was in compliance with the senior secured credit facility debt covenants.  In addition, Macrovision Corporation has $240.0 million of 2.625% convertible senior notes due 2011.  The 2.625% senior convertible notes pay interest semiannually in arrears on February 15 and August 15 of each year.

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

We are currently exploring strategic alternatives for the TV Guide Network and TVG Network businesses, and in October 2008, we entered into a definitive agreement to sell the assets of the TV Guide magazine business.  In connection with the TV Guide Magazine transaction, the buyer will assume certain liabilities of the TV Guide Magazine business and we will loan the buyer an amount not to exceed $9.5 million under certain terms and conditions.  We expect to pay down our debt with proceeds from any divestitures that may result from these processes.

As of September 30, 2008, we held auction rate securities with a fair value of $72.6 million and par value of $79.4 million.  Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term.  These developments may result in an impairment charge to earnings if future auctions fail and credit ratings deteriorate as a result.  We believe that based upon our current other cash and cash equivalent balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

Included in the above are $59.6 million of auction rate securities acquired through UBS AG.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into discussions with governmental agencies to provide liquidity to owners of auction rate securities.  As a result of UBS AG’s settlement with the governmental agencies, in October 2008 we received an Auction Rate Securities Rights Offering from UBS AG under which, if entered into, we would be provided the right to sell the auction rate securities acquired through UBS AG at par value at any time between June 30, 2010 and July 1, 2012.

We believe that cash flows generated from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Discontinued Operations

The collective results from all discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue:
Software	$ -	$ 26,488	$ 27,503	$ 81,220
Games	-	1,787	1,633	7,360
eMeta	1,712	2,891	5,624	7,380
TV Guide Magazine	30,859	-	50,636	-
Media Networks:
TV Guide Network	29,387	-	48,390	-
TVG Network	15,584	-	24,418	-

Pre-tax (loss) income
Software	$ (322)	$ 2,705	$ (7,187)	$ 11,312
Games	-	(12,808)	(2,551)	(24,208)
eMeta	(7,487)	(399)	(11,032)	(3,042)
TV Guide Magazine	(4,851)	-	(6,522)	-
Media Networks	8,092	-	10,869	-
Pre-tax gain on disposal of software and games	-	-	151,284	-
Income tax (expense) benefit	3,406	(3,425)	(41,897)	1,106
Income (loss) from discontinued operations, net of tax	$ (1,162)	$ (13,927)	$ 92,964	$ (14,832)

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

An arbitration hearing on an action filed by a customer against Macrovision Corporation seeking indemnity for third-party claims of intellectual property infringement was completed on April 16, 2008. The arbitrator subsequently ruled in favor of the customer, awarding it $6 million for the indemnity plus accrued interest (totaling approximately $1 million), and reasonable attorneys’ fees and costs in an amount subject to proof and determination by the arbitrator.  This indemnification award has been included above in the pre-tax loss of the Software business for the nine months ended September 30, 2008.

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

TVG Network generates revenue primarily from wagering and licensing fees.

eMeta provides software solutions that enable companies to manage and sell digital goods and services online.  Based on the non-binding offers the Company received in the third quarter of 2008 to acquire the eMeta business, it became apparent the Company needed to reassess its outlook for this business.  The Company conducted an analysis to estimate the fair value of eMeta’s goodwill and intangible assets.  As a result, the Company recorded impairment charges totaling $5.3 million for goodwill and $1.4 million for the intangible assets of eMeta.  These impairment charges are included in the above pre-tax loss of the eMeta business for the three and nine months ended September 30, 2008.

Impact of Recently Issued Accounting Standards

See Notes 4 and 11 to the consolidated financial statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments.  Changes in these factors may cause fluctuations in our earnings and cash flows.  We evaluate and manage the exposure to these market risks as follows:

 Fixed Income Investments:  We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $336.8 million as of September 30, 2008.  Most of these securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of recent adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At September 30, 2008, the fair value of our auction rate securities portfolio totaled approximately $72.6 million. Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers.  If there are future unsuccessful auctions, it may result in us having to hold these securities beyond their scheduled auction reset dates, limiting the short-term liquidity of these securities. In addition, the credit ratings of these investments may deteriorate and as a result the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.  We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in a $0.1 million decrease in the fair value of our fixed income available-for-sale securities as of September 30, 2008.

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

Changes in Internal Controls over Financial Reporting.    There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.  We are currently in the process of assessing and integrating Gemstar’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities over the next three to six months.  Prior to being acquired by us, Gemstar was a public company.  In conjunction with Gemstar’s Form 10-K for the year ended December 31, 2007, Gemstar’s management reported in its assessment that as of December 31, 2007, Gemstar maintained effective internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In addition, Gemstar’s independent registered public accounting firm issued an opinion that Gemstar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

On January 23, 2008, Sharp Corporation filed an antitrust complaint with the European Competition Commission (the “Commission”), requesting that it investigate alleged antitrust violations by the Company. The complaint alleges that the Company has exploited its market power and position in the IPG technology market to exclude competition and harm consumers.  On March 26, 2008 the Company submitted a response to Sharp’s antitrust complaint, arguing that Sharp’s allegations are without merit, and do not warrant investigation by the Commission.   In or about October 2008, Sharp withdrew its support for the complaint, and the Company was subsequently advised by the Commission that the matter will be closed.

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

Indemnifications

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

With respect to the SuperGuide litigation, in October 2008, the Company learned that SuperGuide, DirecTV and Thomson filed a motion for dismissal.  Both DirecTV and Thomson have approached us with a request that we contribute to the settlement amount(s), but we have not agreed to such requests.

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

Other Litigation

Thomson, Inc. v. Gemstar – TV Guide International, Inc., Case No. 29D030805, in the Superior Court of the State of Indiana for the County of Hamilton and Thomson, Inc. v. Gemstar Development Corporation, Case No. 08-CV-0684 SEB, in the United States District Court for the Southern District of Indiana. On May

23, 2008, Thomson, Inc. (“Thomson”) filed a lawsuit against Gemstar Development Corporation in an Indiana Federal Court, and against Gemstar – TV Guide International, Inc., in an Indiana State Court, seeking, among other things, indemnification from the Company in connection with the SuperGuide Corp v. DirecTV Enterprises, Inc. et. al matter discussed above.  In both complaints, Thomson alleged that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation.  Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment.  The lawsuits seek a declaration from the Court that the Company owes Thomson defense and indemnity for claims regarding the patents at issue in the SuperGuide matter, compensatory damages, including fees and expenses paid by Thomson in the connection with the SuperGuide matter, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  On July 1, 2008 Thomson dismissed the federal case and filed an amended complaint in the state court case, adding Gemstar – TV Guide International, Inc as a party to that action.  The Company’s response to Thomson’s amended complaint was filed on July 21, 2008. Thomson had made previous demands for indemnity in connection with the SuperGuide litigation in 2000 and 2007, which were denied by the Company, and in May 2001, the parties had entered into an agreement to toll the statute of limitations with respect to certain related issues.

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

Item 1A.  Risk Factors

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and is incorporated herein by reference.  There have been no material changes in our risk factors since the filing of our last Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Macrovision Solutions Corporation held a special meeting of its stockholders on July 15, 2008 for purposes of approving the adoption of the Company’s (i) 2008 Equity Incentive Plan (the “2008 Equity Plan”) comprising 14,300,000 shares of the Company’s common stock reserved for issuance under the 2008 Equity Plan and (ii) 2008 Employee Stock Purchase Plan (the “2008 ESPP”) comprising 7,500,000 shares of the Company’s common stock reserved for issuance under the 2008 ESPP.  The adoption of the 2008 Equity Plan and 2008 ESPP were approved by the following votes of Macrovision Solutions Corporation stockholders:

2008 Equity Plan:

Votes For	Votes Against	Abstentions
60,319,398	12,199,751	160,104

2008 ESPP:

Votes For	Votes Against	Abstentions
67,132,580	5,381,812	164,860

Item 5.  Other Information

None.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Macrovision Solutions Corporation 2008 Equity Incentive Plan	S-8	7/23/08	10.1
10.2	Macrovision Solutions Corporation 2008 Employee Stock Purchase Plan	S-8	7/23/08	10.2
10.3	Asset Purchase Agreement, dated October 10, 2008, among TV Guide Magazine Group, Inc., Sample Media, LLC and Macrovision Solutions Corporation	8-K	10/14/08	10.1
10.4	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (U.S.) pursuant to Macrovision Solutions Corporation 2008 Equity Incentive Plan				X
10.5	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (Director grant form) pursuant to Macrovision Solutions Corporation 2008 Equity Incentive Plan				X
10.6	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (U.S.) pursuant to Macrovision Solutions Corporation 2008 Equity Incentive Plan				X

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Solutions Corporation

Authorized Officer:

Date: November 6, 2008	By: /s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer :

Date: November 6, 2008	By: /s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date: November 6, 2008	By: /s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer