Form 10-K
period 2008-12-31
Macrovision Solutions CORP
filed 2009-03-02
CIK 1424454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53413

Macrovision Solutions Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-1739297
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
2830 De La Cruz Boulevard Santa Clara, California	95050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(408) 562-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.0.001 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,528,684,862 as of June 30, 2008, based upon the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on February 18, 2009, was 100,970,031 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MACROVISION SOLUTIONS CORPORATION

FORM 10-K

Discussions of some of the matters contained in this Annual Report on Form 10-K for Macrovision Solutions Corporation (the “Company,” “we” or “us”) may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. Some of these discussions are contained under the captions “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.

In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1A. – Risk Factors” and elsewhere in this Form 10-K. We specifically disclaim any obligation to update such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

The Company’s continuing operations provide a broad set of solutions that enable businesses to protect, enable and distribute their digital goods to consumers and allows consumers the ability to discover and manage digital media across multiple channels. Our offerings include interactive program guides (IPGs), embedded licensing technologies, media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music and game content and anti-piracy and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. Our solutions are deployed by companies in the entertainment, consumer electronics (CE), cable and satellite, and online distribution markets to solve industry-specific challenges and bring greater value to their customers.

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

On April 1, 2008, the Company closed the sale of its software and games businesses (hereafter referred to as “Software” and “Games”, respectively). In the fourth quarter of 2008, the Company closed the sale of its TV Guide Magazine and RightCommerce (also known as “eMeta”) businesses. On January 27, 2009, the Company closed the sale of its TVG Network business. The Company currently expects to close the sale of its TV Guide Network and TV Guide Online businesses in the first quarter of 2009. The results of operations and cash flows of Software, Games, TV Guide Magazine, TV Guide Network, TV Guide Online, TVG Network and eMeta have been classified as discontinued operations for all periods presented.

Industry Background for Continuing Operations

The entertainment media market is experiencing a major transformation from analog to digital content. The design, distribution, protection and consumption of all forms of digital content and software are continuing to experience an unprecedented amount of change. The expansion of network bandwidth, increased availability of devices that allow people to enjoy digital content, availability of digital content, and increased mobility are all helping to accelerate the market shift. As part of this change, consumers are demanding high-quality digital content in many formats and places. They want to easily access and discover content (music, photos, and programming) and enjoy it where they want and when they want.

Users are also seeking flexible means by which to legally acquire and add content to their digital libraries permanently or for a period of time and want to be able to enjoy that content in numerous locations on different devices. No matter what content consumers desire or are enjoying, video content remains key. New devices and services are continually being created that bring video content to consumers. These devices require the ability to provide information identifying what is available to the viewer in broadcast television (TV listings), stored or packaged video, and video on demand (VOD). We refer to providing this information as “guidance”. However, the current home media device infrastructure is very complex. Setting up such an environment requires integrating numerous devices, a deep understanding of interoperability of media formats and creation of mechanisms for managing and enjoying content. The alternative is to purchase products from a single vendor and sacrifice the ability to integrate all types of media into many devices or have many devices operating in silos, significantly limiting the mobility and flexibility consumers want.

These changes are impacting every part of the entertainment supply chain, from content producers, to distribution channels and consumption device manufacturers, and causing them each to reevaluate their business models. In the case of content producers, the industry shift to digital media, PC-based entertainment platforms, digital portable devices, networked devices, and Internet downloads leaves them vulnerable to unauthorized use of their content. Inexpensive, easy-to-use in-home copying devices, such as VCRs, CD and DVD recorders, and PC-based hard drive recorders, enable consumers to make unauthorized copies of video, audio and software content. Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy and Internet/peer-to-peer (P2P) piracy. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable television and program distributors have become more concerned with protecting their intellectual property.

Distribution channels, such as cable and satellite operators, web portals and retailers, and others are all seeking ways to best retain their competitive advantage in a digital entertainment world. They are requiring highly customizable solutions that aid the consumer experience, such as additional data about the digital content, while still allowing the distribution channel to retain its unique identity.

The markets for CE manufacturers are in major flux. Their customers are demanding capabilities to interact with broad ranges of media, not just viewing content that is on or broadcast to the device. This functionality requires that extensive software now be embedded into these devices, which is not a core competency of the CE manufacturer. CE manufacturers want an ongoing revenue relationship with their customer, not just to sell them a new device every few years. This leads to a demand for add-on services or advertising that will allow the CE manufacturer to share in the distribution or maintenance of digital content.

Macrovision Continuing Operations

We sell our products into the following market verticals—(i) CE manufacturers (such as DVD player manufacturers and PC DVD drive suppliers, set-top box manufacturers, digital TV providers, and network- attached storage device providers), (ii) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), and (iii) other.

Consumer Electronics

IPGs

An IPG is an on-screen listing of television or video program information with interactive functions that enable viewers to navigate through, sort, select and schedule video programming for viewing and recording. We believe that interactive video guidance technology is a necessary tool for television viewers bombarded with an increasing amount of available content, an increasing number of digital cable and satellite television channels, and VOD services. The IPG is evolving from a guide to television to a guide for all digital media users have access to in the home or available to them on their TV but delivered over the Internet.

We currently offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan, the GUIDE Plus+ brand in Europe and the TV Guide On Screen brand in North America. These IPGs are generally incorporated in mid-to high-end plasma, DLP and LCD televisions and DVD hard drive recorder based products. Our IPGs generally deliver continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. Our CE IPGs require no consumer subscription or special data input connection. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs.

Our CE IPGs also feature advertising. Advertisers place ads through a variety of display formats incorporated into the guide screens. Advertisements can display additional text information and/or ad copy and/or video when clicked on via the remote control. An ad for a specific television program can even link directly to the TV channel it is on or allow consumers to program a recording or a reminder from the ad. Advertisers can target specific audiences by airing ads at certain times of the day or in specific geographies. CE manufacturers who have a patent license from us are not required to provide advertising in their IPG.

Our CE IPG licensees include Hitachi, LG, Panasonic, Mitsubishi, Motorola, Philips, Pioneer, Samsung, Scientific-Atlanta, Sharp, Sony, TiVo and others. Generally, our agreements enable our licensees to incorporate our CE IPG technology or utilize our CE IPG patents in specified products in certain territories provided we receive license fees based on the number of units produced and shipped that incorporate our technology or utilize our patents. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units provided they pay us a specified flat fee. We generally do not receive a license fee on set-top boxes that are manufactured by our CE licensees for a cable or satellite provider where that provider has also licensed our IPG technology.

In Japan, Interactive Program Guide Inc. (“IPG JV”) is our joint venture with Dentsu Inc. and Tokyo News Service Limited that is the exclusive provider of program listings and advertising for our IPGs marketed under the G-Guide name. We own 46.25% of the IPG JV and have certain contractual rights with respect to the ongoing management of the IPG JV. We also retain the right to license our technology and intellectual property to third parties in Japan who will receive program listings and advertising from the IPG JV, and we retain all rights to the revenue from such licenses. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-Guide service.

Content Protection

Our business originated in analog video content security, now commercially known as ACP, which has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. CE devices need to protect content in order to prevent playback devices from being used to illegally copy a video. Nearly every DVD player, VCR, DVD recorder, DVD drive and PC manufactured contains software and/or hardware technology licensed by us to ensure that ACP-secured DVDs and VHS tapes are properly recognized and thus secured. For additional details on ACP technology see “Content Protection” in the “Other” section below.

We sell directly to CE manufacturers as well as semiconductor companies that supply the CE manufacturers. Semiconductor companies that incorporate our digital pay-per-view (PPV), VOD and DVD content security solutions into their semiconductor and reference designs pay us a one-time service fee to verify correct implementation of our content security technology in their digital-to-analog application-specific integrated circuits (“ASICs”) that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box and DVR manufacturers.

CE device manufacturers license our technology for an up-front fee and annual license fee as well as per-device fee for shipped devices. Digital set-top box and DVR manufacturers license our video content security solutions typically for an up-front fee and a per-unit royalty, a portion of which may be tied to product activation by system operators.

Our CE content protection customers include Fujitsu Limited, Hitachi Limited, Intel, Mitsubishi Electronics, Motorola, Panasonic, Pioneer Electronics, Samsung Electronics, Scientific-Atlanta, Sony Electronics, TiVo, Toshiba and others.

Connected Platform

Connected Platform is a standards-compliant software solution embedded in consumer electronics and networking equipment designed to allow consumers to access content such as photos, music, and movies stored remotely on any of their connected devices. The Connected Platform complies with the Digital Living Network Alliance (DLNA) and Universal Plug and Play (UPnP) Forum standards. It is sold to CE manufacturers and is comprised of several different components: Digital Media Server (DMS) software, Digital Media Adapter (DMA) software, and Digital Media Player (DMP) software, each sold as a software development kit (SDK). The SDK is used by developers to build digital home products on top of our software foundation for networked digital media devices. They are able to integrate the SDK into their devices to quickly create custom digital media solutions. The DMA software is built with the SDK and can be installed on PCs, DVRs, network-attached storage devices, or even mobile phones to allow users to stream digital media files from their personal home network or via the Internet. It is a means of speeding up development for a CE manufacturer who wants to provide this capability but does not need to build it from scratch with the SDK. The DMP and DMA software, built with the SDK, enables original equipment manufacturers (OEMs) and original design manufacturers (ODMs) to ship standards-based connected entertainment products that allow consumers to enjoy their personal media, such as music, photos, and video files—on a wide variety of player products. Additionally, the Company provides add-on services that support the Connected Platform. The current service on the market is Software Update Service (SUS). SUS enables digital home entertainment products to be configured for automated software updates.

Our Connected Platform customers currently include Buffalo, Samsung, Scientific Atlanta and others.

Media Recognition

Our LASSO media recognition solution is an SDK that is embedded in a CE device or service that reads media and associates it with the correct data from the data services database (such as title, artist, tracks). The data look-up is accomplished either via a remote call to the infrastructure we operate or to a database we provide to embed on the device. The recognition is accomplished via either a table of contents review (for instance, read the table of contents of a CD) or taking a fingerprint of the media (for instance, identify wave formats of the media) and matching it to our database. The recognition technology is sold in conjunction with supporting data services. CE manufacturers typically pay us per device royalties for each device within which our media recognition data services are implemented.

VCR Plus+

Our VCR Plus+ (ShowView/Video Plus+ in Europe and G-Code in Asia) technology is an industry standard for setting the recording of television programming on VCRs and is adopted by most major consumer electronics manufacturers. VCR Plus+ is offered internationally in over 20 countries. It is incorporated into VCRs and digital devices such as low priced DVRs, DVD recorders and DVD-HDD products and enables consumers to record a television program by simply using a proprietary one to eight-digit PlusCode number. PlusCode numbers are generated through a patented process developed by us and are printed next to television listings in newspapers and program guides worldwide.

Service Providers

IPGs

Our service provider licensees either deploy IPGs provided by the Company or, pursuant to an IPG patent license, their own IPG or a third party IPG. For those service providers that distribute one of our IPGs, we also offer them operational support, content and data. Our IPGs allow service providers to customize certain elements of the IPGs for their subscribers and also allow these providers to upgrade over time the features and services they can offer to their subscribers. Our IPGs are compatible with service providers’ subscription management, PPV and VOD services. Our IPGs also allow service providers to provide their viewers with current and future program information. We currently offer IPGs marketed to service providers under the i-Guide, j-Guide tru2way, Passport, Passport Echo, Passport DCT and Passport tru2way.

Our service provider IPGs, except Passport IPGs, also feature advertising. Service providers who have a patent license from us are not required to provide advertising in their IPG. However, our agreements with domestic service providers generally require the sharing of advertising revenue if IPG advertising is provided.

Service providers generally pay us a monthly per subscriber fee. Service providers in the Online space generally pay us a fee based on unique users. We have also entered into agreements with certain licensees that enable them to provide an IPG to an unlimited number of subscribers or unique users, provided they pay us a specified flat fee. Our service provider IPG customers include British Sky Broadcasting Group plc, Comcast Corporation (“Comcast”), Cox Communications, DirecTV, EchoStar Communications Corporation, Sky Italia S.r.l., Shaw Communications, Time Warner Cable, Verizon, Yahoo! and others. The majority of subscribers for which we are paid a license fee are receiving an IPG pursuant to a patent license between us and the service provider. As of December 31, 2008 approximately 86 million subscribers worldwide are receiving a licensed or Macrovision provided IPG, including 18 million internationally.

The Company and Comcast have a joint venture, Guideworks LLC (“Guideworks”), to develop IPGs for the cable industry. We own 49% of the joint venture and Comcast owns 51%, with Comcast serving as the managing member. Comcast has the right to use the joint development products in connection with products and services Comcast offers across its digital subscriber base. We have the exclusive right to distribute the joint development products in connection with products and services we offer to other multi-channel video service providers.

Content Protection

Digital PPV/VOD services enable consumers to purchase and view movies and other programming in their homes through cable, satellite or Internet-based delivery systems. As entertainment content producers consider the idea of simultaneous or more closely staged theatrical, DVD, and/or PPV/VOD release of content, studios have realized the importance of content security in digital PPV/VOD networks because high-quality VHS and DVD copies can be made from the source analog video signal. Many digital PPV/VOD system operators have implemented our content security capability in their digital set-top boxes. Our solutions allow content owners to copy protect their PPV/VOD movies, while at the same time allow consumers to store, move or share content, as long as it is done within the parameters of the rules defined by copyright owners. For additional details on ACP technology see “Content Protection” in the “Other” section below.

Cable and satellite television system operators pay us a one-time license fee and/or transaction-based royalty payments (i) for the right to incorporate our video content security technology into their networks for PPV or VOD services and (ii) when content security for digital PPV or VOD programming is activated by them and content protected programs are purchased by subscribers.

Other

Other includes our entertainment company content protection products and services such as ACP, RipGuard and BD+; our AMG related web sites; and our business of licensing our extensive database of descriptive information about television, movie, music and game content.

Content Protection

Motion pictures typically generate significant revenue from the sales of packaged media, primarily DVDs. Any household that owns a DVD-R, personal video recorder (“PVR”), PC, media center, or a VCR is capable of making unauthorized, high-quality digital and analog copies unless that content is properly copy protected against this variety of threats. As new distribution models evolve, including portability of video across devices, Internet and other electronic distribution and the developing PC-based home theater experience, solutions that protect the DVD from unauthorized copying are critical to preserving motion picture studio revenues.

Our ACP technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital pay-per-view or video-on-demand programs via cable or satellite, but deter unauthorized consumer copying of such programming on both VCRs and recordable DVD devices. Motion Picture Association of America (“MPAA”) and independent studios use our video content security technology to protect some or all movie releases on videocassette or DVD. In addition, nearly every DVD player, VCR, DVD recorder, DVD drive and PC manufactured contains software and/or hardware technology licensed by us to ensure that ACP-secured DVDs and VHS tapes are properly recognized and thus secured. For the protection to work it requires ACP to be present on both the media (physical or digital) and the hardware device.

Studios are now engaged in moving to the Blu-ray high definition DVD format (“Blu-ray”). Blu-ray includes a high level of protection implemented via BD+ technology. For a device to be certified as Blu-ray enabled, it must have BD+ technology embedded within it and MPAA studios can license BD+ to take advantage of that embedded protection. We acquired the assets comprising the BD+ technology in November 2007. BD+ is designed to be self renewing, therefore inhibiting rippers from being able to create unauthorized copies of the DVD. It is applied to the DVD at the time of manufacturing and interacts with elements of BD+ embedded in the Blu-ray player through the entire playback of the movie to ensure that it is an authorized copy. This sophisticated protection increases the security of a DVD and is designed to result in a longer protection period for a title.

We sell directly to MPAA and independent studios. Content owners utilize our solutions to secure their content and to ensure that their end-user customers pay them for the use of such content or software. Studios generally pay us either a one time fee to use our ACP technology in perpetuity or an annual license fee and generally pay us a per disc fee to license our BD+ technology.

Our content security technology customers included the following companies: Buena Vista Home Video, Columbia-TriStar, HBO Studio Productions, Twentieth Century Fox Home Entertainment, Warner Home Video DVD and others.

Data Solutions

We offer music, television, movie and video game metadata. Our television guidance information database includes unique data on more than one million TV series episodes, 170,000 movies, and searchable data on every TV show produced since 1960. Our data services are operated with systematic processes that are designed to ensure completeness and quality of data. The data services are broken into levels of data: basic data (e.g., artist, album), navigational data (e.g., relationships between actor and other movies or television series), and editorial data (e.g., actor biographies, television, movie or music reviews).

Besides embedding the data into web properties or CE devices, the databases are also made available to the market via web sites operated by Macrovision, specifically allmusic.com, allmovie.com, and allgame.com. Each is a complete view of the database, but not exportable for commercial use by others and is an advertising-supported business.

Web properties typically pay us a monthly or annual fee for the rights to use the metadata, receive regular updates and integrate it into their own service. Our music, movie and video game metadata customers include Best Buy, Barnes and Noble, Clear Channel Broadcasting, MTV Networks and others.

We provide resources for all types of media and businesses in print, on-screen and online formats—as well as through interactive and electronic program guides. Additionally the data covers multiple geographies including the US, Latin America, and major Western European countries. We license a number of data and service offerings, including schedules, listings, TV supplements, and Web services. Our data can be sold stand alone or as a compliment to an IPG.

Advertising

We provide advertising to end consumers on our IPGs in both our service provider and CE product lines. We sell advertisers, often broadcasters, or their agencies the opportunity to promote their products via ads inserted in our guides. We offer packages to advertisers to provide them nationwide or targeted advertising on a guide for a period of time.

To demonstrate the value of this advertising we have begun to measure usage and ad views by consumers (a click stream analysis). We believe this information may enable us to increase our revenue from advertising by offering the advertiser evidence of the reach of a given ad or time slot. Advertising is offered in North America in our Service Provider and CE products and in Europe in our CE products. We typically share the advertising revenue with the service provider or CE manufacturer.

The Macrovision Growth Strategy

Build Upon Key Customer Relationships. We maintain relationships with customers in various industry and market segments, including:

•	Consumer electronics manufacturers of digital television, DVD players, CD and DVD drives, PVRs, network attached storage devices (NAS) and digital set-top boxes; and other types of devices

•	Service providers such as the leading cable and satellite television system operators and telecommunications operators

•	Video content providers such as the MPAA studios and independent movie producers

•	Large online retailers, music services, and portal websites

We intend to grow our business by capitalizing on existing customer relationships and creating new ones. We will target existing customers and seek to expand the technologies we provide them, both now and in the future. Additionally, we will focus on non-customer companies seeking to capture a portion of the digital entertainment opportunity. We believe our compelling solutions will help us create new customer relationships.

Introduce New Product Applications and Technologies. We intend to develop additional digital entertainment content solutions to sell to our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products, to introduce additional products, and to participate in industry standard-setting efforts and organizations. We intend to pursue opportunities to improve technologies in our current fields of operations as well as in future formats and digital distribution solutions.

Expand and Protect Patent Position. We have built, and continue to add to, a large patent portfolio that helps differentiate our products. We believe that our future success will depend on our ability to continue to introduce proprietary solutions for IPGs, connected devices and data. We have patented many of these proprietary solutions, and our patents underpin our strong competitive position and financial model. We also have acquired patents. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively.

Continue to Make Strategic Acquisitions. We may continue to expand our technology portfolio and extend our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose technologies or proprietary rights complement our technologies.

We have made a number of acquisitions of companies and technologies. In January 2007, we acquired Mediabolic, Inc., which extended our capabilities in the delivery and enhancement of digital content through networking solutions to a wide variety of connected consumer electronics devices for the digital home. Mediabolic’s entertainment networking software enables TVs, stereos, DVRs, PCs, and other familiar consumer electronic devices to discover, store, and play personal and Internet-based content over the home network. In November 2007, we enhanced our content security technology portfolio by acquiring certain intellectual property and other assets from Cryptography Research Inc., including the SPDC™ (Self-Protecting Digital Content) technology that formed the basis of BD+. In December 2007, we acquired AMG, which extended our solutions for the enhancement and distribution of digital content by acquiring one of the world’s largest information databases of metadata for entertainment products (music, movies, and games) as well as solutions that support the recognition, discovery, and management of digital media. In May 2008, we acquired Gemstar-TV Guide International, Inc.

Copyrights, Trademarks, and Tradenames

We own or have rights to various copyrights, trademarks and trade names used in our business. For our continuing business units, these include, but are not limited to, Macrovision®, All Game Guide®, All Music Guide®, AMG®, AMG All-Game Guide®, AMG All-Media Guide®, AMG All-Movie Guide®, AMG Sonicguide®, Explore Movies®, Explore Music®, Lasso™, M1 Mediabolic®, Music Map™, RipGuard®, Tapestry™, TV Guide, My TV Guide, TV Guide Interactive, TV Guide Mobile, TV Guide On Screen, (GUIDE Plus+ in Europe and G-GUIDE in Asia), Passport, VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, and Gemstar.

Research and Development

Our internal research and development efforts are focused on developing enhancements to existing products and new applications for our current technologies. We have acquired other companies and technologies to supplement our research and development expenditures.

Our primary locations for product development from continuing operations are in Santa Clara/San Francisco (California), Los Angeles (California), Radnor (Pennsylvania) and Hong Kong (China).

Intellectual Property Rights

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our innovations and inventions through a variety of means, including but not limited to applying for patent protection domestically and internationally.

As of December 31, 2008, we hold 452 U.S. patents and have 588 U.S. patent applications pending related to our continuing operations. We also have 2,071 foreign patents issued and 956 foreign patent applications pending related to our continuing operations. Each of our U.S issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as September 2026.

Competition

IPGs

There are a number of companies that produce and market IPGs as well as television schedule information in various other formats, that compete or we believe will compete with our IPG products and services. These alternative formats include passive and interactive on-screen electronic guide services, online listings, printed television guides in newspapers and weekly publications, and local cable television guides.

A common competitor we encounter is a customer who choses to build its own IPG and license our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have products ready to be implemented and already have data distribution infrastructure and content as well as integration to third party services (such as VOD services for service providers). We intend to build differentiation against “do-it-yourself” by integrating our products into a suite of products and services to provide solutions for our customers. We believe our solutions can speed our customers’ time to market, be deployed at a lower cost than internally built products, and are superior to “do-it-yourself” products.

We have begun to see activity from web properties, such as Yahoo and Google, entering the CE market, namely embedded in TV’s in North America. While we today are working with them cooperatively, such web properties could offer competitive functionality in the future.

We believe improvements in software porting and in software substitutability, together with government mandated introduction of an Open Cable Applications Platform, will increasingly permit the creation of new guides and their quick placement in set-top boxes—both those purchased or leased from service providers and those purchased at retail.

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our IPGs. We cannot assure that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. There can be no assurance that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. This could have an affect on our ability to compete in the IPG marketplace.

Content Security Technology

Our video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by VHS VCRs, DVD recorders, and hard drive recorders. Currently, our video content security technology is embedded in nearly all DVD players and most digital set-top boxes worldwide. While it is possible that a competitive video content security technology could be developed and deployed, we believe it would take years for the competitive technology to be accepted by hardware manufacturers and embedded into the consumer electronic devices. Given the time this would take, it is unlikely any other analog content security technology would displace our content security infrastructure and our extensive video content security “ecosystem.”

With the increase in online content distribution over the Internet, and with the continuing advance of digital content and high-definition formats, our analog video content security solutions that protect standard definition content on optical media and digital PPV/VOD signals are viewed by some of our customers as being less important than the other digital and network content protection solutions. As a result, other Internet-based digital content security or DRM technologies may present significant competition to our video content security business, such as DRM offerings by Intertrust, Microsoft, Apple, RealNetworks, Contentguard, Philips, IBM and Sony.

There is currently no alternative advanced protection recognized in the Blu-ray standard. The success of BD+ will be driven by whether the MPAA studios choose to apply it.

VCR Plus+ System

We are not aware of any product or service other than the VCR Plus+ system that allows the user to program a VCR by entering a numerical code. However, several products and services on the market offer other simplified VCR programming functions and thus compete with the VCR Plus+ system. Such products and services include on-screen program guides incorporating point-and-click recording capability. In addition, some products, such as DVRs, permit consumers to record programs directly from air, cable or satellite for later viewing through the use of memory chips and hard disk drives contained in the devices.

Data Services

In the database and data services area, we compete with other providers of entertainment-related content data such as Tribune Media Services, Internet Movie Database (IMDB), Gracenote and Muze, Inc. While we do not believe that our competitors’ data sets are focused on exploration, discovery, and content management in the way that our data is, they may present competition to our data services business.

Media Recognition Technology

In the recognition technology and CE manufacturer area, our primary competitor is Gracenote, who provides media recognition technology as part of their CDDB data set. Their core technology provides basic album and track metadata when a CD is inserted into a drive. Other competitors include FreeDB and Pandora.

Connected Platform

The competition for the Connected Platform is CE and set-top box (STB) manufacturers developing their own capability and others such as Twonky and Digi-on. However, we believe the integration of standards and DLNA reference status into Connect Platform provides us with significant competitive advantages. Additional competitors consist of companies that focus on CE middleware and STB software companies with CE middleware offerings.

Operations and Technical Support

We have technical support and certification operations to support our entertainment, CE and system operator products.

We provide a variety of technical support to our customers:

•

We support our licensed duplicators and replicators with hardware and software installation assistance and quality assurance. In addition, we support licensed duplicator/replicator sales personnel by providing sales training and marketing literature, and by participating in trade shows.

•	We provide post-sales training, technical support, and integration services to service provider licensees of our IPG applications software as part of their service offerings.

•

We provide post-sales professional services and technical support, training, integration, non-recurring engineering and software development services to CE, STB and NAS manufacturers incorporating the Connected Platform in their products.

•	We provide pre- and post-sales professional services and technical support to companies incorporating our media recognition or AMG data services or media recognition into their products.

•

We support the efforts of television, VCR, PVR, and DVD hardware manufacturers, digital PPV/VOD system operators and PPV/VOD set-top box manufacturers to design hardware that properly incorporates and is compatible with our video content security solutions or that meet the Blu-ray standards that require incorporation of our BD+ technology.

•

We provide broadcast data delivery of television line up data and advertising to TV’s and STB’s enabled with our IPG’s in North America, major European markets and Japan. This service provides the data that populates the guides with the listings and advertising necessary to make the IPG useful to a consumer. In addition, we deliver, via the Internet or satellite, similar line up and advertising data to cable and satellite providers in North America.

•	We support our customers’ efforts to ensure our IPGs operate properly within their devices, by offering porting services.

•	We provide customer care for IPG customers following deployment of our IPGs. This service deals with issues with data and advertising distribution as well as functional issues for a consumer.

•	We assist semiconductor manufacturers in incorporating and certifying our video content security solutions into a variety of digital video integrated circuits.

•

We regularly test the effectiveness and transparency of our video content protection technologies on representative samples of consumer televisions, VCRs, DVD players, DVD drives, PVRs, and recorder devices to determine whether modifications or enhancements may be necessary.

•	We test for RipGuard compatibility and effectiveness with a variety of CD/DVD drive software and hardware.

Our strategy is to license our technologies to third parties that manufacture products incorporating our technologies. Our manufacturing operations are limited to low-volume video and audio content security processors used by third-party replicators that require in-house system integration and quality control efforts.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners.

In the United States, Congress enacted the Digital Millennium Copyright Act (“DMCA”) in October 1998. This law required all VCRs to comply with analog copy protection technologies that are in widespread use, such as those covered in our patents, beginning in May 2000. The DMCA includes a clause that outlaws all circumvention devices and technologies that could be used to defeat widely used copy protection technologies. Manufacturers have designed DVD recorder devices so they will not record analog input that is Macrovision copy-protected. Hence, our technology prevents copying on both VCRs and DVD-R devices. We also believe that software “ripper” products, when they include circumvention of copy protection or CSS encryption, are illegal under the law. In addition, we believe that software ripper companies who update their ripper products in order to circumvent RipGuard may be in violation of the anti-circumvention provisions of the DMCA. The U.S. law is based on a set of guidelines for amending basic copyright laws to deal with the protection of digital media. The guidelines were adopted in 1996 by the World Intellectual Property Organization, an agency of the United Nations.

Several countries in Europe have adopted a similar EU-wide copyright directive, which includes a provision aimed at controlling hardware and software circumvention devices and technologies. Individual countries’ legislatures are currently discussing these new copyright initiatives. The implementation of the Copyright Directive throughout Europe is continuing, with more countries enacting legislation. The Directive brings into effect prohibitions on the manufacture, import, distribution, sale and marketing of circumvention devices and services. We have already taken action under the German and UK Copyright Acts and obtained injunctions against a number of retailers to stop sales of devices that circumvent our technology.

In Japan, a revision to the Japanese copyright law went into effect in October 1999 prohibiting the sale, manufacture, and import of circumvention devices. In addition, an industry directive that became effective in 1997 requires all digital recording devices to be responsive to analog copy protection technologies that utilize automatic gain control techniques, such as those covered by our patents.

VBI and Digital Data Carriage Matters

We use the vertical blanking interval, or VBI, in the analog television signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC and Fox to supply updates throughout the day of program listing information to our TV Guide On Screen and GUIDE Plus+ branded consumer electronics devices in the United States. We have agreements with CBS Corporation (“CBS”) and National Datacast, Inc. (“NDI”) which allow for the distribution of our CE IPG data over the digital broadcast signals of both CBS and NDI participating stations, following the installation of necessary equipment. The FCC has ruled that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with MSOs which provide for carriage of our program listing information in either the VBI or within the digital signal of broadcast television stations.

Digital-to-Analog Converter Box Coupon Program

Full-power television stations must cease analog broadcasting pursuant to the Digital Television Transition and Public Safety Act of 2005 (“Act”). The February 2009 deadline has been delayed. To assist consumers wishing to receive broadcast programming over the air using analog-only televisions after this date, the Act authorizes the National Telecommunications and Information Administration (“NTIA”) to implement a digital-to-analog converter box coupon program. Under the program, eligible consumers may obtain coupons that can be applied towards the purchase of digital-to-analog converter boxes. At the request of the Company, in 2007 NTIA adopted regulations permitting eligible converter boxes to contain hardware and software necessary for the continued functionality of our IPGs in analog consumer electronic devices. We have agreements with converter box manufacturers to incorporate hardware and software necessary for the continued functionality of our CE IPGs. We believe the Act may cause some over the air analog television viewers to upgrade to digital cable or satellite service.

Compatibility Between Cable Systems and Consumer Electronic Equipment

The FCC has been working for over a decade to implement a congressional mandate that it create a competitive market for cable television set-top boxes and other devices to access video programming on cable systems (“navigation devices”) and give consumers a choice in the device used to access such programming, while still allowing the cable systems to have control over the secured access to their systems.

To meet its statutory obligation without compromising the security of video services, the Commission required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels. In 2003, the FCC adopted regulations implementing an agreement between cable television system operators and consumer electronics manufacturers to facilitate the retail availability of so-called “plug and play” devices that utilize unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top box (but without the ability for consumers to use interactive content).

The parties continue to negotiate a bi-directional “plug and play” agreement. This agreement would permit a cable subscriber to utilize interactive and other two-way services without the need for a set-top box, meaning that consumers could use an IPG built directly into a TV to access and operate their cable subscriptions and not need to purchase or rent a set-top box from the cable operator.

In an effort to ensure that cable operators adequately support CableCARDs, FCC regulations also prohibit multi-channel video service providers (except satellite providers) from deploying after July 1, 2007 navigation devices with combined security and non-security functions (the “integration ban”). Both cable operators and consumer electronics manufacturers are required to use the same security solution. The Commission granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Certain parties have asked the United States Court of Appeals for the District of Columbia Circuit to review the FCC’s denials.

Further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices.

Employees

As of December 31, 2008, we had approximately 1,186 full-time employees in our continuing operations. Of these employees, approximately 211 were based outside of the United States. None of our employees in our continuing operations are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Macrovision Discontinued Operations

TV Guide Network and TV Guide Online

TV Guide Network offers entertainment and television guidance-related programming as well as localized program listings and descriptions primarily in the United States. TV Guide Network is typically included in a basic or expanded basic viewing package offered by television programming distributors to their subscribers, and is usually available in both analog and digital channel lineups. In cable television homes, the screen for TV Guide Network is divided into two components. The lower portion of the screen contains a scrolling program guide, which is color-coded by genre and displays updated local program listings information. This customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view and, where available, VOD services, for channel lineups in the United States, Puerto Rico, and the U.S. Virgin Islands. The upper portion of the screen contains original programming dedicated to the world of television. In satellite homes, TV Guide Network’s programming is shown full-screen, without a scrolling program guide. As of December 31, 2008, TV Guide Network was distributed to 82.7 million households as measured by Nielsen Media Research. TV Guide Network generates revenue primarily from advertising and carriage fees paid by multi channel video service providers.

As of December 31, 2008, TV Guide Network had 242 full time employees, all of whom were located in the United States.

TV Guide Online is comprised of five entertainment websites, led by tvguide.com, which feature a combination of entertainment news, video programming, celebrity information, localized channel listings, editorial guidance, community features and search features. TV Guide Online generates revenue primarily from advertising.

As of December 31, 2008, TV Guide Online had 63 full time employees, all of whom were located in the United States.

The sale of our TV Guide Network and TV Guide Online businesses is expected to close in the first quarter of 2009.

TVG Network (“TVG”)

TVG combines live horse racing from horse racetracks in the United States and other countries with the convenience of wagering from home via telephone, online (www.tvg.com), interactive set-top box and wireless application protocol enabled mobile devices, in certain states. In addition to live racing, the television programming also features commentary, race analysis and interviews with the sport’s newsmakers, handicapping tutorials, and originally-produced programming for racing’s major events. TVG, which as of December 31, 2008 was 94.5% owned by the Company, delivers racing content and accepts state-licensed pari-mutuel account wagers on races from horse racetracks in return for a fee based on a percentage of gross pari-mutuel wagering by TVG customers.

Prior to our sale of the TVG business, TVG maintained wagering accounts for residents of the following states: California, Florida, Idaho, Kentucky, Louisiana, Maryland, Massachusetts, Montana, New Hampshire, North Dakota, Ohio, Oregon, Virginia, Washington and Wyoming. Additionally, TVG managed an account wagering system in New York as an agent for Yonkers Raceway.

As of December 31, 2008, TVG had 155 full time employees, all of whom were located in the United States.

The sale of our TVG business closed on January 27, 2009.

TV Guide Magazine

TV Guide magazine’s weekly content was centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. The magazine was published as one national edition, with either an Eastern/Central or a Mountain/Pacific time-zone listings. The sale of our TV Guide Magazine business closed on December 1, 2008.

Software and Games

Our Software business focused on independent software vendors and enterprise IT departments with solutions including: the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools. Our Games business focused on providing tools and services needed to facilitate the digital distribution of providers of digital goods. The sales of our Software and Games businesses each closed on April 1, 2008.

eMeta

eMeta provided software solutions that enabled companies to manage and sell digital goods and services online. The sale of our eMeta business closed in November 2008.

Available Information

Our Internet website is located at http://www.macrovision.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and

Exchange Commission (the “SEC”). Copies will be provided to any stockholder upon request to Macrovision Solutions Corporation, Attention: Corporate Secretary, 2830 De La Cruz Boulevard, Santa Clara, California 95050. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following risks. This list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

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

We believe that our DVD digital-to-analog copy protection and videocassette copy protection systems currently have limited competition. It is possible, however, that competitive copy protection technologies could be developed in the future. Increased competition would be likely to result in price reductions and loss of market share, either of which could harm our business. In the video marketplace, there are a variety of supplemental copy protection and encryption systems that provide partial copy protection for digital links. These systems are not directly competitive, as some apply to future products, but they are sometimes confused with our analog copy protection and may create uncertainty in the minds of customers, thereby reducing or delaying our licensing opportunities. Additionally, they may compete from the standpoint of content owners believing they have a limited budget for copy protection, and they may choose to spend their copy protection dollars on only a few technologies. DRM solutions for consumer software, video, and audio have also attracted a number of competitors. It is possible that companies with extensive financial resources may develop or acquire copy protection and rights management solutions that compete with our offerings, or may have a controlling patent position which would negatively impact our cost basis, or may give away their DRM technologies as in the case of the Windows Media Player.

In the connected device middleware and metadata marketplace, there is competition not only from other companies, but from customer-implemented internally-developed solutions as well.

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

We derive significant revenues from CE manufacturer license fees for our IPG and ACP technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our ACP and IPG technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. As a result, our future operating results may be adversely impacted by fluctuations in sales of consumer electronics devices employing our technologies.

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

To deliver our IPG data to consumer electronics devices, we have arrangements to carry our data in a part of the television signal called the VBI or its digital signal equivalent, of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. We have historically only delivered our IPG data to consumer electronics devices through the VBI in analog broadcast signals.

The FCC mandate of 100% digital transmission in the United States was scheduled to take effect in February 2009, but has since been delayed by Congress. In anticipation of this, we entered into agreements with CBS and NDI which allow for the distribution of our CE IPG data over the digital broadcast signals of both CBS and NDI participating stations, following the installation of necessary equipment. The FCC has ruled that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with MSOs which provide for carriage of our program listing information in either the VBI or within the digital signal of broadcast television stations.

We also rely on other arrangements in the United States, which are not long-term, with other broadcasters for secondary carriage of our IPG data to consumer electronics devices. We cannot assure you that we will be able to successfully renew or extend any of our existing carriage arrangements when they expire, or that renewals will be on terms that are as favorable to us as the arrangements currently in effect. Our inability to renew the existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively transmit our IPG data to consumer electronics devices could have a material adverse effect on our CE IPG business.

Our IPG data to CE devices broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk in the United States, we have entered into agreements with many service providers to ensure that our IPG data to CE devices will not be deleted or modified by such systems. Additionally, cable companies in the United States are progressively moving their systems from an analog format to a digital format, which poses certain problems to the passage of our IPG data to consumer electronics devices carried in their signals. Solving such problems will require the cooperation of third parties such as the MSOs and hardware manufacturers, and may also require additional investment by us. Furthermore, in order for CE devices that incorporate our IPG to receive our data, such data must also be able to pass through any receivers through which such CE devices are receiving television programming signals. Even if our IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our IPG data to CE devices. Widespread impedance of our IPG data to CE devices in any of the manners set forth above could have a material adverse impact on our CE IPG business.

We are currently making significant investments in the United States, Europe and Japan to build the capability to provide our program listings information via digital broadcast signals to support the next generation of products from our manufacturing partners. This involves in some cases deploying equipment to aggregate and insert listings data, and securing bandwidth in digital broadcast streams to deliver that data. If we are unable to complete this digital delivery build-out in each of our regions in time to meet the planned deployment of the next generation of digital broadcast reliant CE devices, this could have a material adverse impact on our consumer electronics IPG business.

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

The effects of the continued global economic crisis may impact our business, operating results, financial condition or liquidity.

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the United States federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, these macroeconomic developments could negatively affect our business, operating results, financial condition or liquidity in a number of ways. For example, if the economic downturn makes it difficult for our customers and suppliers to accurately forecast and plan future business activities, they may cause them to delay, decrease or cancel purchases of our solutions or reduce production of their products. As many of our solutions are licensed on a per-unit fee basis, our customers’ decision to decrease production of their products or devices may decrease our licensing revenue and adversely impact our operating results.

Furthermore, as our customers face a weakening economy, they may not be able to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of this or any other economic downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including the timing and amount of any repurchases of our common stock or debt we may make in the future). Our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

Finally, like many other stocks, our stock price has been affected by the global economic uncertainties and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could further decrease.

If the recent worsening of credit market conditions continues or increases, it could adversely impact our investments and as a result, our liquidity.

Recent deterioration of the credit markets has led to liquidity issues and failed auctions in the auction rate securities market. The auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. We have recorded unrealized losses related to our available-for-sale auction rate securities to accumulated other comprehensive income due to temporary declines in fair value and reclassified all auction rate securities from short-term investments to long-term marketable investments on our balance sheet. If there are future unsuccessful auctions, the fair value of these auction rate securities may continue to decline. The decline in fair value of our available-for-sale auction rate securities may become other than temporary and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

We are exposed to risks associated with our changing technology base through strategic acquisitions, investments and divestitures.

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. In addition to the acquisition of Gemstar in May 2008, over the last two years we completed the divestitures of our TV Guide Magazine business (December 2008), our Software business (April 2008), our Games business (April 2008), our eMeta business (November 2008) and our TVG Network business (January 2009). We also completed the acquisitions of Mediabolic, Inc. (January 2007) and All Media Guide Holdings, Inc. (December 2007) and the acquisition of the assets of Cryptography Research, Inc. (November 2007). We are currently in the process of divesting our TV Guide Network and TV Guide Online businesses and expect to close the divestiture in the first quarter of 2009. We may not realize the anticipated benefits of these acquisitions and divestitures or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

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

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to identify or complete any acquisition or divestiture in the future, and our senior secured credit facility and the indenture related to the notes impose some restrictions on our ability to make and finance additional acquisitions or divestitures.

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

We currently hold minority equity interests in a few privately held companies. There is no active trading market for the securities of privately held companies and our investments in them are illiquid at best. We have written off substantially all of our investments in such privately held companies and we may never have an opportunity to realize any return on our investments in them.

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

In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests. In addition, we have historically had less debt with fewer covenants. If we fail to maintain effective internal controls to comply with these covenants, we may be in breach. A breach of any of these covenants could result in a default under our senior secured credit facility and/or our other indebtedness. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. A significant portion of our assets are subject to liens. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility and our other indebtedness. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our debt obligations.

We have a substantial amount of indebtedness. As of December 31, 2008, we had total debt from continuing operations of approximately $887.6 million, consisting of $100.0 million of senior notes, $547.3 million of borrowings under our senior secured credit facility, $0.3 million of capital lease obligations and $240.0 million of convertible notes. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

Macrovision Solutions Corporation’s subsidiaries, including Macrovision Corporation and Gemstar-TV Guide International, own a significant portion of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by the subsidiaries, including Macrovision Corporation and Gemstar-TV Guide International, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors or a co-issuer of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

Changes in, or interpretations of, tax rules and regulations, may adversely affect our effective tax rates.

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

In addition, federal, state, and foreign tax jurisdictions may examine our income tax returns, including income tax returns of acquired companies and acquired tax attributes included therein. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that the final determination from these examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from these examinations may have a material adverse effect on our business and operating results, which could cause the market price of our stock to decline.

We may fail to realize the anticipated benefits expected from the Gemstar acquisition.

Our success will depend, in part, on our ability to realize the anticipated revenue opportunities from combining the businesses of Macrovision and Gemstar. Our management believes that combining its and Gemstar’s assets will provide each company’s customers, including consumer electronics manufacturers, operators of cable and satellite programming distribution systems, direct satellite broadcasters and web portals, with new tools, services and technologies to allow their consumers to discover, acquire, manage and enjoy content and thus produce new revenue opportunities for our company. There can be no assurance, however, that the market will adopt our new tools, services and technologies, or that these revenue opportunities will be achieved. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. The combining of the two companies’ businesses, even if achieved in an efficient, effective and timely manner, may not result in better combined results of operations and financial condition than would have been achieved by each company independently.

The failure to integrate successfully Macrovision’s and Gemstar’s businesses and operations may adversely affect our future results.

Integrating the acquired business has been and will continue to be a complex, time-consuming and expensive process, and can impact the effectiveness of our internal controls. The integration process and other disruptions from the acquisition of Gemstar and divestitures of the TV Guide properties could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings or to achieve the anticipated benefits of the acquisition of Gemstar. Our management will continue to have to devote substantial resources and efforts to it, which could distract management from executing other strategic priorities of the combined company’s business.

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

We are involved in the business of protection and enablement of audio, video and software content on the Internet. There has been, and we believe that there will continue to be, an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices. As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively.

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located and Los Angeles where we have significant operations, and the high cost of living in these areas makes our recruiting and compensation costs higher. In particular, declines in technology market values and the resultant impact on our stock price have in the past and may in the future impair our ability to effectively use stock options as an incentive to hire and retain employees. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

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

In general, we are dependent on our customers and licensees—including producers and distributors of content for films and videos—to incorporate our technology into their products. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products. If our customers were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Furthermore, while we may be successful in obtaining mandatory status for our technology in one or more industry standards, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.

Our relationships with entertainment industry participants are particularly important to our businesses, and if we fail to maintain such relationships our business could be materially harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters and manufacturers of CE products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these entertainment industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.

The success of our entertainment business depends on the continued use by major movie studios of, and market demand for, our video content protection technology.

Historically, we have derived a large percentage of our net revenues and operating income from fees for the application of our patented video content protection technology to various video formats, including prerecorded videocassettes, DVDs, PPV and VOD, programs.

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

Any decline in demand for our video content protection technology, including a change of video content protection policy by the major motion picture studios, a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video content protection technology due to a shift from physical media distribution to digital distribution or otherwise, additional declines in our average unit royalties, as well as loss of demand due to consumers choosing to utilize peer-to peer services and not purchasing authentic packaged media or authorized DRM downloads, could adversely affect our business. If our customers are unable to prevent their content from becoming available through piracy sources, they may consider our technology to be less valuable, and if one or more of the motion picture studios were to withdraw its support for our content protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes, DVD or digital PPV/VOD programs, our business would be harmed.

As our entertainment technologies customers try to minimize costs, they may decrease their content protection usage or negotiate decreases in their usage fees, which may result in a substantial decline in our entertainment related revenues.

Studios face increased pressure to trim their DVD manufacturing expenses. This includes cutting back their content protection usage, as well as negotiated reductions in their usage fees. Diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video content protection technology in their products. As such, we have experienced a decline in our entertainment technologies’ revenue associated with DVDs in the last two years. In addition, some studios choose to copy protect selected titles, or choose to not use any copy protection, and their actions may influence other studios to do the same, which could harm our business.

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

Other factors that could affect our operating results include:

•	the acceptance of our technologies by system operators and consumer electronics manufacturers;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	the timing and ability of signing high-value licensing agreements during a specific period;

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

•

adverse changes in the level of economic activity in the United States or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the United States or its allies, or generally weak and uncertain economic and industry conditions

Our quarterly operating results may also fluctuate depending upon when we receive royalty reports from certain licensees. We recognize a portion of our license revenue only after we receive royalty reports from our licensees regarding the manufacture of their products that incorporate our technologies. As a result, the timing of our revenue is dependent upon the timing of our receipt of those reports, some of which are not delivered until late in the quarter or after the end of the quarter. This may put us in a position of not being able to anticipate a decline in revenues in any given quarter. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with our international business could have an adverse effect on our operating results.

We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our solutions.

To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the demand for our solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies. Such laws also may not be conducive to copyright protection of digital content, which may make our content protection technology less effective and reduce the demand for it.

Because we sell our products worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements;

•	changes in, or weakening of copyright and intellectual property (patent) laws;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	tariffs or taxes and other trade barriers and restrictions;

•	fluctuations in our net effective income tax rate driven by changes in the percentage of revenues that we derive from international sources;

•	changes in a specific country’s or region’s political or economic condition, including changes resulting from the threat of terrorism;

•	difficulty in staffing and managing foreign operations; and

•	fluctuations in foreign currency exchange rates.

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use by foreign system operators, CE manufacturers and PPV/VOD providers or if regulations governing our international businesses change. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

We have made and expect to make significant investments in infrastructure which, if ineffective, may adversely affect our business results.

We have made and expect to make significant investments in infrastructure, tools, systems, technologies and content, including initiatives relating to digital asset and rights management and data warehouses, aimed to create, assist in the development or operation of, or enhance our ability to deliver innovative products and services across multiple media, digital and emerging platforms. These investments may ultimately cost more than is anticipated, their implementation may take longer than expected and they may not meaningfully contribute to or result in successful new or enhanced products, services or technologies.

Some terms of our agreements with licensees could be interpreted in a manner that could adversely affect licensing revenue payable to us under those agreements.

Some of our license agreements contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensees. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to licensees, which could, if applied, result in lower revenues or otherwise adversely affect our business, financial condition, results of operations or prospects. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

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

Because customers rely on our products as used in their software and applications, defects or errors in our products may discourage customers from purchasing our products.

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multi-channel video programming distributors, or MVPDs, which are the primary customers for certain of our products and services. FCC regulations prohibit MVPDs (except DBS providers) from deploying after July 1, 2007 consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”). The FCC recently granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the FCC. Resolution of these petitions and other FCC action with respect to these issues could affect demand for IPGs incorporated into set-top boxes or consumer electronics devices.

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

Our Internet-based product and service offerings rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers. We do not have complete redundancy for all of our systems and we do not maintain real-time back-up of our data, so in the event of significant system disruption, particularly during peak periods, we could experience loss of data processing capabilities, which could cause us to lose customers and could harm our operating results. Notwithstanding our efforts to protect against “down time” for products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide our Internet-based products and services, we must protect the security of our systems, networks, databases and software.

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

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and NASDAQ. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to require significant legal and financial compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Announcements by satellite television operators, cable television operators, major content providers such as the MPAA or others regarding consumer electronics business combinations, evolving industry standards, consumer rights activists’ “wins” in government regulations or the courts, motion picture production or distribution or other developments could cause the market price of our common stock to fluctuate substantially.

There can be no assurance that our historic trading prices and price/earnings ratios, or those of technology companies in general, will be sustained. In the past, following periods of volatility in the market price of a company’s securities, some companies have been named in class action suits.

Further, the general stock market instability and economic uncertainty may adversely affect the global financial markets, which could cause the market price of our common stock to fluctuate substantially.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal locations.

Location	Approximate Square Footage		Lease Expiration
Santa Clara, California (Corporate Headquarters)	100,000	(1)	January 2017
Radnor, Pennsylvania	71,000	(2)	January 2015
Tulsa, Oklahoma	82,000		March 2009
Burbank, California	62,000		July 2019
New York, New York	50,000	(3)	December 2015
Ann Arbor, Michigan	34,000		January 2011
Los Angeles, California	27,000		April 2010
San Francisco, California	20,000		July 2013
Bedford, Massachusetts	16,000		December 2013

(1)	Net of 71,000 square feet which have been subleased.
(2)	Net of 16,000 square feet which have been subleased.
(3)	Net of 36,000 square feet which have been subleased.

Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

We also lease space for sales, marketing and technical staff in New York, New York, Schaumburg, Illinois, Maidenhead, United Kingdom; Fribourg, Switzerland; Tokyo, Japan; Seoul, Korea; Amsterdam, The Netherlands; Hong Kong; Hsinchu, Taiwan; Luxemburg and Ontario, Canada.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of Macrovision Solutions Corporation and its subsidiaries.

Patent Litigation

ODS Technologies, L.P. v. Magna Entertainment Corp., HRTV, Inc. and XpressBet, Inc., in the United States District Court for the Central District of California. On May 17, 2007, Gemstar’s subsidiary ODS Technologies, L.P. (“ODS”, which does business as TVG Network) filed a patent infringement complaint—and later, an amended complaint, against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe five of its patents related to interactive off-track wagering systems. ODS seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. In response, MEC, XpressBet and HRTV asserted that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable. On June 25, 2008, MEC and XpressBet filed a motion for summary judgment asserting that neither of them infringe the asserted claims of the ‘354 patent. The hearing date on that motion has been taken off calendar pending completion of discovery, which is ongoing. In connection with the divestiture of TVG Network, the purchaser agreed to assume liability for this matter.

Gemstar Acquisition Litigation

Martin Henkel v. Battista, et al., in the Court of Chancery of the State of Delaware. On December 17, 2007, a purported stockholder class action lawsuit was filed against Gemstar and members of its Board of Directors alleging that the then-pending acquisition of Gemstar was unfair to its stockholders. The complaint contained a cause of action for breach of fiduciary duty against Gemstar and members of its Board of Directors. On February 1, 2008, the plaintiff filed an amended complaint, adding News Corporation as a defendant and asserting a cause of action against News Corporation for aiding and abetting breach of fiduciary duty. On March 14, 2008, the parties executed a Memorandum of Understanding, agreeing to a full settlement of the matter in exchange for certain supplemental public disclosures related to the proposed acquisition and attorney fees not to exceed $1.25 million. The court has approved the settlement and the amount has been paid by the Company. The settlement documents have been finalized, and the class members will receive notification of the settlement.

Indemnifications

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case. Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics (“Thomson”), and Hughes Electronics (collectively, the “Defendants”) with respect to three patents (the “SuperGuide Patents”) owned by SuperGuide but licensed to GDC. After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. Pursuant to certain licensing and settlement agreements between GDC and EchoStar, the claims between GDC and EchoStar were dismissed with prejudice. During March 2007, the Court held a bench trial on the licensing issues in the case. On July 20, 2007, the Court ruled in favor of SuperGuide on those issues. In connection with that ruling, GDC’s counterclaims against SuperGuide for declaratory judgment and breach of contract were dismissed with prejudice. On October 20, 2008, SuperGuide’s claims against DirecTV and Thomson were dismissed with prejudice following a settlement between those parties. Both

DirecTV and Thomson had asserted purported indemnification rights against us during the course of the litigation, and following the settlement, both of those entities reiterated those rights and requested that we indemnify them for the amounts they paid in settlement, but we have not agreed to do so.

Thomson, Inc. v. Gemstar—TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with the SuperGuide Corp v. DirecTV Enterprises, Inc. et. al matter discussed above. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for claims regarding the patents at issue in the SuperGuide matter, compensatory damages, including fees and expenses paid by Thomson in connection with the SuperGuide matter, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.

In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The Company has not established a reserve with respect to this matter in its consolidated financial statements.

Comcast Cable Communications Corp., LLC v. Finisar Corporation, in the United States District Court for the Northern District of California. In support of a potential claim for indemnification, Comcast Cable Communications Corp., LLC (“Comcast”) put the Company on notice that it had received communications from Finisar Corporation (“Finisar”) asserting infringement of U.S. Patent 5, 404, 505 (the “‘505 patent”). On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule, among other things, that it does not infringe the ‘505 patent and/or that the patent is invalid. On May 15, 2008, Finisar entered into a covenant and stipulation with Comcast, filed with the California Court, that it would not assert any claim of the ‘505 patent against Comcast or certain related entities, other than claim 25. On July 11, 2008, the Court ruled on Comcast’s summary judgment motion, finding that claim 25 is invalid, and therefore finding that Comcast’s non-infringement motion is moot. Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned.

Other Litigation

Youbet.com, Inc. v. ODS Technologies, L.P. and ODS Properties, Inc., American Arbitration Association. In this matter, filed December 9, 2008, the plaintiff alleges that the defendants overcharged them in wagering fees at various horse tracks, and claims damages in excess of $11.0 million dollars. In connection with the divestiture of TVG Network, the purchaser agreed to assume liability for this matter.

In addition to the items listed above, Macrovision Solutions Corporation is party to various legal actions, claims and proceedings incidental to its business. Macrovision Solutions Corporation has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against Macrovision Solutions Corporation involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or Macrovision Solutions’ other litigation are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2008.

We currently anticipate the Company will hold its annual meeting of stockholders in July 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of Macrovision Solutions Corporation has been listed on the NASDAQ National Market under the symbol “MVSN” since May 2, 2008. As part of Macrovision Solution Corporations assumption of the ownership on May 2, 2008 of both Gemstar and Macrovision Corporation (See Note 1 to the Consolidated Financial Statements) Macrovision Corporation’s stock was delisted. The following table sets forth, for the periods indicated, the reported high and low closing prices for the common stock of Macrovision Solutions Corporation:

	High	Low
2008
Second Quarter (since May 2, 2008)	$17.55	$12.76
Third Quarter	$18.62	$13.78
Fourth Quarter	$15.59	$8.46

As of February 18, 2009, there were 302 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. We believe, based upon security positions listings, that there are approximately 49,549 beneficial owners of our common stock as of February 18, 2009. As of February 18, 2009, there were 100,970,031 shares of common stock outstanding.

Stock Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index (the “NASDAQ”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from May 2, 2008 through December 31, 2008. The graph assumes an investment of $100 in our common stock and in each of the market indices, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Macrovision Solutions Corporation	NASDAQ Composite Index	S&P 500	Russell 2000 Index
May 2, 2008	$100	$100	$100	$100
December 31, 2008	$76	$64	$64	$69

Dividend Policy

We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all earnings for use in our business operations and to pay down debt. Our Term Loan contains covenants limiting our ability to pay dividends. See “Liquidity and Capital Resources.”

Stock Repurchase Authorization

During the fourth quarter of 2008 the Company repurchased 2.3 million shares of common stock for approximately $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2008, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE FOURTH QUARTER OF 2008

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1-31, 2008	—	—	—	—
November 1-30, 2008	2,262,975	$11.08	2,262,975	—
December 1-31, 2008	—	—	—	—

Total	2,262,975	$11.08	2,262,975	$34,932,123

(a)	In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allowed the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. On May 5, 2008 the Board of Directors of Macrovision Solutions Corporation reconfirmed this stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information. The financial data does not purport to indicate results of operations as of any future date or for any future period. The financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. For further discussion of factors that could affect comparability of these consolidated financial statements, see the notes following the table.

On December 6, 2007, Macrovision Corporation and Gemstar entered into an agreement for Macrovision Corporation to acquire Gemstar in a cash and stock transaction. Upon consummation of this transaction on May 2, 2008, Macrovision Solutions Corporation, a Delaware corporation founded in 2007, assumed ownership of both Gemstar and Macrovision Corporation. The Company’s results of operations include the operations of Gemstar from May 2, 2008, forward.

On April 1, 2008, the Company closed the sale of its Software and Games businesses. In the fourth quarter of 2008, the Company closed the sale of its TV Guide Magazine and eMeta businesses. On January 27, 2009, the Company closed the sale of its TVG Network business. The Company currently expects to close the sale of its TV Guide Network and TV Guide Online businesses in the first quarter of 2009. The results of operations and cash flows of Software, Games, TV Guide Magazine TV Guide Network, TV Guide Online, TVG Network and eMeta have been classified as discontinued operations, for all periods presented (See Note 4 to the Consolidated Financial Statements).

	Year Ended December 31,
	2008	2007 (1)	2006 (1)(4)	2005 (1)	2004 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$330,045	$144,943	$111,569	$96,348	$106,129

Costs and expenses:
Cost of revenues	44,568	9,238	9,806	4,496	5,106
Research and development	67,714	13,204	14,565	9,269	11,883
Selling, general and administrative	114,614	55,316	48,027	41,070	34,471
Depreciation	13,832	5,090	5,288	3,602	2,364
Amortization	59,139	5,981	3,256	3,209	3,053
Restructuring and asset impairment charges (2)	—	4,546	—	1,030	—

Total costs and expenses	299,867	93,375	80,942	62,676	56,877

Operating income from continuing operations	30,178	51,568	30,627	33,672	49,252
Interest expense	(46,380)	(7,602)	(2,895)	—	—
Interest income and other, net	11,732	23,199	12,087	5,465	4,173
Gain on sale of strategic investments	5,238	—	—	—	1,220
Impairment losses on strategic investments	—	(5,000)	—	(5,822)	(5,478)

Income from continuing operations before income taxes	768	62,165	39,819	33,315	49,167
Income tax (benefit) expense	(20,157)	16,128	9,755	17,723	18,578

Income from continuing operations, net of tax	20,925	46,037	30,064	15,592	30,589
Discontinued operations, net of tax (1)	(129,783)	(14,537)	2,979	6,523	6,141

Net (loss) income	$(108,858)	$31,500	$33,043	$22,115	$36,730

	Year Ended December 31,
	2008	2007 (1)	2006 (1)(4)	2005 (1)	2004 (1)
	(in thousands, except per share data)
Basic earnings per share:
Basic income per share from continuing operations	$0.24	$0.86	$0.58	$0.31	$0.62
Basic (loss) income per share from discontinued operations	$(1.50)	$(0.27)	$0.06	$0.13	$0.12

Basic net earnings per share	$(1.26)	$0.59	$0.64	$0.44	$0.74

Shares used in computing basic net earnings per share	86,310	53,435	51,840	50,708	49,516

Diluted earnings per share:
Diluted income per share from continuing operations	$0.24	$0.85	$0.57	$0.30	$0.60
Diluted (loss) income per share from discontinued operations	$(1.50)	$(0.27)	$0.06	$0.13	$0.13

Diluted net earnings per share	$(1.26)	$0.58	$0.63	$0.43	$0.73

Shares used in computing diluted net earnings per share	86,399	54,218	52,731	51,373	50,619

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$362,057	$439,289	$456,390	$249,704	$241,670
Working capital	561,118	438,714	292,677	218,610	208,076
Total assets	2,641,060	937,158	819,615	497,925	452,473
Long-term liabilities (3)	966,744	297,462	243,559	959	979
Total stockholders’ equity	1,499,284	555,618	466,142	428,150	398,344

(1)	The information included in this five-year financial summary has been reclassified from amounts previously reported to present the results of discontinued operations which are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements.
(2)	In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of various business functions. We recorded a total charge of $2.5 million during 2005, of which $1.0 million related to continuing operations. During the year ended December 31, 2007, we recorded restructuring and asset impairment charges of $19.1 million, of which $4.5 million related to continuing operations. These restructuring actions included workforce reductions resulting from the cancellation of certain research and development programs, the re-organization of our segments in June 2007 and the exit from our Hawkeye anti-piracy service.
(3)	In August 2006, we issued $240.0 million in convertible senior notes which has been included in long-term liabilities. In May 2008, in connection with the Gemstar acquisition, we entered into a $550 million senior secured term loan credit facility and issued $100 million in senior notes.
(4)	On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified prospective method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.

Overview

The Company’s continuing operations provide a broad set of solutions that enable businesses to protect, enable and distribute their digital goods to consumers and allows consumers the ability to discover and manage digital media across multiple channels. With the Gemstar acquisition, our offerings now include IPGs. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. We group our revenue into the following categories – (i) CE manufacturers, (ii) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), and (iii) other. CE manufacturers deploy such Company products and services as Connected Platform, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, My TV Guide, G-Code, ShowView System, LASSO and Tapestry. Service providers deploy such Company products and service as Passport Echo, Passport DCT, Passport, Passport Applications, i-Guide, j-Guide, My TV Guide, TV Guide Mobile and G-Guide Mobile. Other includes our entertainment company content protection products and services such as ACP, RipGuard and BD+; AMG related web sites; and our business of licensing our extensive database of descriptive information about television, movie, music and game content.

On December 6, 2007, Macrovision Corporation and Gemstar entered into an agreement for Macrovision Corporation to acquire Gemstar in a cash and stock transaction. Upon consummation of this transaction on May 2, 2008, Macrovision Solutions Corporation, a Delaware corporation founded in 2007, assumed ownership of both Gemstar and Macrovision Corporation. The Company’s results of operations include the operations of Gemstar from May 2, 2008, forward.

On April 1, 2008, the Company closed the sale of its Software and Games businesses. In the fourth quarter of 2008, the Company closed the sale of its TV Guide Magazine and eMeta businesses. On January 27, 2009, the Company closed the sale of its TVG Network business. The Company currently expects to close the sale of its TV Guide Network and TV Guide Online businesses in the first quarter of 2009. The results of operations and cash flows of Software, Games, TV Guide Magazine TV Guide Network, TV Guide Online, TVG Network and eMeta have been classified as discontinued operations, for all periods presented.

Comparison of Years Ended December 31, 2008 and 2007 from continuing operations

The following tables present our 2008 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2008	2007	Change $	Change %
Revenues:
CE manufacturers	$159,342	$94,056	65,286	69%
Service providers	122,411	4,204	118,207	2812%
Other	48,292	46,683	1,609	3%

Total revenues	330,045	144,943	185,102	128%

Costs and expenses:
Cost of revenues	44,568	9,238	35,330	382%
Research and development	67,714	13,204	54,510	413%
Selling, general and administrative	114,614	55,316	59,298	107%
Depreciation	13,832	5,090	8,742	172%
Amortization	59,139	5,981	53,158	889%
Restructuring and asset impairment charges	—	4,546	(4,546)	-100%

Total operating expenses	299,867	93,375	206,492	221%

Operating income from continuing operations	30,178	51,568	(21,390)	-41%
Interest expense	(46,380)	(7,602)	(38,778)	510%
Gain on sale of strategic investment	5,238	—	5,238	NM
Impairment loss on strategic investment	—	(5,000)	5,000	-100%
Interest income and other, net	11,732	23,199	(11,467)	-49%

Income from continuing operations before taxes	768	62,165	(61,397)	-99%
Income tax (benefit) expense	(20,157)	16,128	(36,285)	-225%

Income from continuing operations, net of tax	20,925	46,037	(25,112)	-55%
Loss from discontinued operations, net of tax	(129,783)	(14,537)	(115,246)	793%

Net (loss) income	$(108,858)	$31,500	(140,358)	-446%

Net Revenue

CE Manufacturers

For the year ended December 31, 2008, revenue from the sale of our products and licensing of our patents to CE manufacturers increased significantly compared to the prior year. This was largely due to including revenue from products and services the Company obtained in the Gemstar acquisition. Legacy Gemstar products and patents contributed $74.5 million to revenue in 2008. We expect revenue from the licensing of our IPG products and patents to grow in the future primarily driven by new license agreements and increased sales of CE devices incorporating our products or patents. For the year ended December 31, 2008, legacy Macrovision revenue decreased by $9.2 million as compared to the prior year. This decrease was primarily due to the third quarter of 2007 including a significant set-top box licensing transaction.

Service Providers

For the year ended December 31, 2008, revenue from the sale of our products to service providers increased significantly compared to the prior year. This was largely due to including revenue from products and services the Company obtained in the Gemstar acquisition. Legacy Gemstar products and services contributed $118.1 million in revenues to 2008, primarily from the licensing of our IPG products and patents. We expect revenue from the licensing of our IPG products and patents to grow in the future as we continue to expand our licensing program internationally.

Other

Other consists primarily of the licensing of our content protection technologies to entertainment companies and the licensing of our underlying media content/metadata. Other increased compared to the prior year primarily due to the Gemstar and the All Media Guide Holding, Inc. (“AMG”) acquisitions. The AMG acquisition occurred in December 2007. The data businesses acquired from Gemstar and the data and online business acquired from AMG contributed revenues of $17.6 million in 2008. These increases were partially offset by a decrease in content protection revenues from entertainment studios of $15.7 million, primarily due to price declines in new agreements.

Cost of Revenues

For the year ended December 31, 2008, cost of revenues increased from the prior year, primarily due to additional costs associated with products and services acquired in the Gemstar acquisition. Also contributing to the increase are costs associated with AMG, which was acquired in December 2007.

Research and Development

For the year ended December 31, 2008, research and development expenses increased from the prior year primarily due to additional costs related to the Gemstar operations as well as AMG and BD+ research and development activities.

Selling, General and Administrative

For the year ended December 31, 2008, selling, general and administrative increased from the prior year, primarily due to additional costs associated with the Gemstar operations. Also contributing to the increase in general and administrative costs were costs associated with the integration of Gemstar and an increase in stock compensation expense. We expect selling, general and administrative expenses as a percentage of revenue to decline in the future as we realize a full year of synergies from the Gemstar acquisition.

Depreciation and amortization

Depreciation and amortization increased from the same periods in the prior year due to the depreciation and amortization of intangible assets from the acquisitions of Gemstar, AMG and BD+ technology.

Restructuring and asset impairment charges

During the year ended December 31, 2007, we implemented several restructuring programs. These programs included the termination of research and development programs, the abandonment of certain facilities, an organizational structure change and the termination of our Hawkeye anti-piracy service. As a result of such programs, we recorded an aggregate charge of $4.5 million for the year ended December 31, 2007 which included severance costs, asset impairment costs and contract cancellation costs.

Interest Expense

Interest expense increased compared to the same periods in the prior year due to the issuance of the $550 million Senior Secured Term Loan credit facility and the $100 million Senior Notes to finance the Gemstar acquisition.

Gain on Sale of Strategic Investment

During 2008, the Company sold its investment in Digimarc and recorded a gain of $5.2 million.

Impairment Loss on Strategic Investment

In 2006, the Company invested $5.0 million in a privately-held digital watermarking company. During the year ended December 31, 2007, the Company recorded a $5.0 million charge for other-than-temporary impairment losses related to such investment.

Interest Income and Other, Net

Interest income and other, net decreased as compared to the prior year due to lower prevailing interest rates and lower average cash and investment balances.

Income Taxes

We recorded an income tax benefit of $20.2 million and income tax expense of $16.1 million for continuing operations for 2008 and 2007, respectively. This decrease from 2007 to 2008 was primarily a result of fluctuation in the geographic source of profits between the years and the reversal of accrued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) liabilities.

Loss from Discontinued Operations

Discontinued operations in 2008 includes Software, Games, eMeta, TV Guide Magazine, TV Guide Network, TV Guide Online and TVG Network. Discontinued operations in 2007 includes Software, Games and eMeta. The increase in the loss from discontinued operations is primarily due to $208.3 million in goodwill and intangible asset impairment charges related to TV Guide Network, TV Guide Online and TVG Network being recorded in 2008. These impairments were partially offset by $153.3 million in pre-tax net gains from the sale of our Software, Games and eMeta businesses.

Comparison of Years Ended December 31, 2007 and 2006 from continuing operations

The following table present our 2007 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2007	2006	Change $	Change %
Revenues:
CE manufacturers	$94,056	$50,727	43,329	85%
Service providers	4,204	5,666	(1,462)	-26%
Other	46,683	55,176	(8,493)	-15%

Total revenues	144,943	111,569	33,374	30%

Costs and expenses:
Cost of revenues	9,238	9,806	(568)	-6%
Research and development	13,204	14,565	(1,361)	-9%
Selling, general and administrative	55,316	48,027	7,289	15%
Depreciation	5,090	5,288	(198)	-4%
Amortization	5,981	3,256	2,725	84%
Restructuring and asset impairment charges	4,546	—	4,546	NM

Total operating expenses	93,375	80,942	12,433	15%

Operating income from continuing operations	51,568	30,627	20,941	68%
Interest expense	(7,602)	(2,895)	(4,707)	163%
Impairment loss on strategic investment	(5,000)	—	(5,000)	NM
Interest income and other, net	23,199	12,087	11,112	92%

Income from continuing operations before taxes	62,165	39,819	22,346	56%
Income tax expense	16,128	9,755	6,373	65%

Income from continuing operations, net of tax	46,037	30,064	15,973	53%
Discontinued operations, net of tax	(14,537)	2,979	(17,516)	-588%

Net income	$31,500	$33,043	(1,543)	-5%

Net Revenues

CE Manufacturers

Our revenues from CE Manufacturers for 2007 increased compared to 2006, primarily due to an increase in digital set-top boxes and other CE devices using our technology, and the inclusion of Mediabolic since January 1, 2007.

Service Providers

Our revenues from service providers for 2007 decreased compared to 2006, primarily due to a decline in perpetual content protection licenses signed in 2007 versus 2006.

Other

Our other revenue decreased in 2007 compared to 2006, primarily due to a decrease in revenue from our entertainment content protection customers due to the loss of customers and lower pricing.

Cost of Revenues

Cost of revenues were consistent with the prior year and did not increase in proportion to the growth in revenue since the majority of the revenue growth is from the sale of ACP to CE manufacturers.

Amortization

Amortization of intangibles increased in 2007 as compared to 2006. The increase was primarily due to the amortization of intangibles from the acquisition of Mediabolic, SPDC and AMG, which we completed during the year ended December 31, 2007.

Research and Development

Research and development expenses in 2007 decreased, as compared to 2006, primarily due to the consolidation of research and development programs as a part of the 2007 restructuring programs and workforce reductions.

Selling, General and Administrative

Selling, general and administrative expenses in 2007 increased, as compared to 2006, primarily due to increased commissions commensurate with the increase in revenue and higher costs, in general, to support the growth of the business.

Restructuring and Asset Impairment charges

During 2007, we implemented several restructuring programs. These programs included the termination of research and development programs, the abandonment of certain facilities, an organizational structure change and the termination of our Hawkeye anti-piracy service. As a result, we recorded an aggregate charge of $4.5 million for severance costs, asset impairment costs and contract cancellation costs.

Interest expense

Interest expense increased due to a full year of interest expense for the $240 million 2.625% Convertible Senior Notes due 2011.

Impairment Loss on Strategic Investment

In 2006, the Company invested $5.0 million in a privately-held digital watermarking company. During the year ended December 31, 2007, the Company recorded a $5.0 million charge for other-than-temporary impairment losses related to such investment.

Interest Income and Other, Net

The increase was primarily due to higher invested balances and higher interest rates earned in our portfolio.

Income Taxes

We recorded income tax expense for continuing operations of $16.1 million and $9.8 million for 2007 and 2006, respectively. Income tax expense represents combined federal, foreign and state taxes at effective rates of 26% for 2007 and 24% for 2006. The rate increase from 2006 to 2007 was primarily a result of fluctuations in the geographic source of profits between years.

Loss from discontinued operations

Discontinued operations in 2007 and 2006 includes Software, Games and eMeta. Loss from discontinued operation in 2007, as compared to income from discontinued operations in 2006, was primarily due to increased research and development costs related to Games, $14.6 million in restructuring and related asset impairment charges and a $7 million legal settlement charge in 2007.

Costs and Expenses

Our cost of revenues consists primarily of service costs, replicator fees and patent prosecution, patent maintenance and patent litigation costs. Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies, our 49% share of the Guideworks joint venture and an allocation of overhead and facilities costs. We account for our 49% share of Guideworks as an operating expense in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 68, Research and Development Arrangements. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs. Included in expenses for the year ended December 31, 2008, were $9.2 million of costs related to the transition and integration of legacy Gemstar businesses, products and employees.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, equity-based compensation, goodwill and intangible assets, impairment of long lived assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our continuing business operations and the understanding of our results of operations.

Revenue Recognition

We recognize revenue in accordance with current U.S. generally accepted accounting principles and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 Revenue recognition in Financial Statements. We also recognize revenue on software products in accordance with Statements of Position (“SOP”) 97-2, Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenues from licensing video technology and trademarks are primarily generated from licensing agreements that generally pay a per-unit royalty fee for DVDs and digital set-top boxes. Licensees generally report replication activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on an as earned basis, provided amounts are fixed or determinable and collection is reasonably assured. The Company relies heavily on past experience and working relationships with these customers to reasonably and successfully estimate current period volume in order to calculate the period end revenue accrual. Any unusual or unanticipated replication volumes in a particular period can add significant fluctuations on the revenue reported. We have also entered into agreements with certain entertainment studios for which they have the right to ship an unlimited number of DVDs that utilize our ACP technology over a specified term for a flat fee. The Company records the revenue associated with these arrangements on a straight-line basis over the specified term.

The Company licenses its proprietary IPG technology to CE manufacturers and to service providers. The Company generally recognizes revenue from IPG product and patent licensing on a per-unit shipped model (with CE manufacturers) or a per subscriber model (with service providers). The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the licensee. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, certain IPG licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term.

Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition for our software products in our continuing operations continues to be one of our critical accounting policies because revenue recognition is based on complex rules which require us to make judgments and estimates. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element.

When licenses are sold together with consulting and/or implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Arrangements

that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

We provide consulting and training services to our customers. Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1. Professional services revenues are included in services revenue in the accompanying consolidated financial statements.

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. We specifically analyze accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation), and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Equity-Based Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The fair value of equity-based payment awards on the date of grant is determined by using an option-pricing model using a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock by using a combination of historical volatility and implied volatility in market traded options.

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our equity-based compensation. Consequently, there is a risk that our estimates of the fair values of our equity-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those equity-based payments in the future. Certain equity-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

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

As a result of recent adverse conditions in the financial markets, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. We have therefore had to hold these securities beyond their scheduled auction reset dates. The short-term liquidity of these securities is currently uncertain. As it is not possible to predict when auctions for the securities we hold will succeed in the future and because we have the ability and intent to hold our available-for-sale auction rate securities until the market recovers, we have reclassified our auction rate securities to long-term marketable securities on our Consolidated Balance Sheet as of December 31, 2008.

The Company owns auction rate securities it acquired through UBS AG with a Par value of $62.4 million. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In December 2008, the Company entered into an agreement (the “Agreement”) with UBS AG which provides (1) the Company the right (“Put Option”) to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, recorded income of approximately $10.4 million pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment loss of approximately $10.4 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no material impact to the Consolidated Statement of Operations for the year ended December 31, 2008. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statement of Operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. The Company’s auction rate securities which were not purchased from this investment firm continue to be classified as available-for-sale securities.

The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2008 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

Temporary declines in fair value for our available-for-sale auction rate securities, which we attribute to market liquidity issues rather than credit issues, are recorded in accumulated other comprehensive income. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment is other than temporary, we will record a charge to earnings as appropriate.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of assets of businesses acquired. We account for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit using the discounted cash flow approach and a market based approach. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Income Taxes

We account for income taxes using the asset and liability method of SFAS 109, Accounting for Income Taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We account for uncertainty in income taxes using the cumulative probability method under FIN 48. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amount provided for income taxes in our consolidated financial statements.

Liquidity and Capital Resources

We finance our operations primarily with cash generated by operations, principally from our IPG and content protection products. Our continuing operating activities provided net cash of $55.4 million, $67.1 million and $68.9 million in 2008, 2007 and 2006, respectively. Cash provided by continuing operating activities decreased $11.7 million in 2008 from 2007, primarily due to payment of severance related to the Gemstar acquisition (see Note 8 to the Consolidated Financial Statements). The availability of cash generated by our operations in the future could be affected by other business risks discussed in the “Risk Factors” section of this annual report.

Investing activities of continuing operations used net cash of $592.4 million, $128.5 million and $267.4 million in 2008, 2007 and 2006, respectively. The increase in cash used in 2008, as compared to 2007, was primarily due to the Gemstar acquisition, partially offset by the proceeds from the sale of Software and Games

(see Note 3 and Note 4 to the Consolidated Financial Statements). During 2007, we used $129.8 million in cash for acquisitions for our continuing operations, which was offset by the release of restricted cash of $12 million and net purchases of long- and short-term marketable securities.

Net cash provided by financing activities was $594.0 million, $15.7 million and $206.4 million in 2008, 2007 and 2006, respectively. The increase in net cash provided by financing activities in 2008 was primarily due to the receipt of $615 million in net debt proceeds to fund the Gemstar acquisition, partially offset by a $59.1 million decrease in proceeds from exercise of options and stock issued under the ESPP.

In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. On May 5, 2008, the Board of Directors of Macrovision Solutions Corporation reconfirmed this stock purchase program. During the fourth quarter of 2008 the Company repurchased 2.3 million shares of common stock for approximately $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2008, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million.

In connection with the Gemstar acquisition Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, entered into a $550 million five year senior secured term loan credit facility (“Term Loan”). As of December 31, 2008, $547.3 million was outstanding. The Term Loan is guaranteed by Company domestic subsidiaries, and the assets and shares of Company domestic subsidiaries are pledged as collateral against the Term Loan. The Company is required to use the proceeds from asset sales of $75 million or more to pay down the Term Loan; proceeds from assets sales of less than $75 million may be retained for investment in fixed or capital assets. The Company may elect to pay interest at a rate of (i) libor plus 3.75%, with a libor floor of 3.5% or (ii) the Term Loan administrative agent’s prime rate plus 2.75%. As of December 31, 2008, the interest rate is 6.0%. The Term Loan includes customary covenants, including total leverage ratio limits, fixed charge coverage minimums and restrictions on additional debt incurrance and dividend payments among others. The Company is required to make principal payments of $5.5 million each year with the remaining balance due May 2013. As of December 31, 2008, the Company was in compliance with the Term Loan debt covenants.

In the event (i) the Company’s leverage ratio is greater than 2.5 to 1.0, and (ii) more than $50 million in aggregate principal amount of the 2.625% convertible senior notes due 2011 (the “Convertible Notes”) is still outstanding, and (iii) the scheduled maturity of the Convertible Notes is more than 181 days in the future, then our Term Loan will become due on that 182nd day prior to the Convertible Notes’ maturity date.

In connection with the Gemstar acquisition Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, issued $100 million aggregate principal amount of 11% senior notes (“Senior Notes”) due 2013. The Senior Notes include customary covenants, including fixed charge coverage minimums and restrictions on acquisitions, additional debt incurrance and dividend payments among others. Interest is payable at 11% semiannually in arrears on November 15 and May 15. Provided that the Term Loan has been repaid, the Company may redeem some or all of the Senior Notes at any time on or after November 15, 2009 at a price equal to 100% of the principal amount of notes to be redeemed. In addition, provided that the Term Loan has been repaid, the Company may redeem the Senior Notes in whole or in part at any time before November 15, 2009 at a redemption price plus a “make-whole” premium. The Company must offer to purchase the Senior Notes if it experiences specific kinds of changes of control or sells assets under certain circumstances.

In August 2006, the Company issued, in a private offering, $240.0 million in 2.625% convertible senior notes due 2011at par (“Convertible Notes”) . The Convertible Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).

Prior to June 15, 2011, holders may convert their Convertible Notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their Convertible Notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the Convertible Notes converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each Convertible Note will be paid in: (i) cash equal to the lesser of the principal amount of the Convertible Note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the Convertible Note, a combination of common stock and cash. In addition, upon a fundamental change at any time, as defined, the holders may require the Company to repurchase for cash all or a portion of their Convertible Notes upon a “designated event” at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus accrued and unpaid interest, if any.

In January 2009 we closed the sale of our TVG Network business and we currently expect to close the sale of our TV Guide Network and TV Guide Online businesses in the first quarter of 2009. We will utilize net proceeds from these sales to pay down our Senior Secured Term Loan Credit Facility following their respective closings.

As of December 31, 2008, we had $199.2 million in cash and cash equivalents, $77.9 million in short-term investments, and $85.0 million in long-term marketable securities. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $15 million and $20 million in 2009.

As of December 31, 2008, we held auction rate securities with a fair value of $66.3 million and par value of $79.5 million. Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. These developments may result in an impairment charge to earnings if future auctions fail and credit ratings deteriorate as a result. We believe that based upon our current other cash and cash equivalent balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

Included in the above are auction rate securities acquired through UBS AG with a par value of $62.4 million. Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into discussions with governmental agencies to provide liquidity to owners of auction rate securities. In December 2008, the Company entered into an agreement with UBS which provides (1) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. (See Note 1 to the Consolidated Financial Statements).

We believe that cash flows generated from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Discontinued Operations

The collective results from all discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenue:
Software	$27,503	$112,914	$115,746
Games	1,633	9,177	10,516
eMeta	6,222	10,742	9,759
TV Guide Magazine	70,072	—	—
TVG Network	38,145	—	—
TV Guide Network / TV Guide Online	85,656	—	—
Pre-tax (loss) income
Software	$(7,187)	$11,701	$19,389
Games	(2,551)	(33,215)	(14,194)
eMeta	(11,630)	(3,396)	(1,709)
TV Guide Magazine	(13,422)	—	—
TVG Network	(67,859)	—	—
TV Guide Network / TV Guide Online	(126,610)	—	—
Pre-tax gain on disposal of business units	153,273	—	—
Income tax (expense) benefit	(53,797)	10,373	(507)

Income (loss) from discontinued operations, net of tax	$(129,783)	$(14,537)	$2,979

Software focused on independent software vendors and enterprise IT departments with solutions including the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools. The sale of Software closed on April 1, 2008.

Games focused on providing tools and services needed to facilitate the digital distribution of providers of digital goods. Games pre-tax loss in 2007 included $13.2 million of restructuring charges and asset impairment charges. The sale of Games closed on April 1, 2008.

eMeta provided software solutions that enable companies to manage and sell digital goods and services online. eMeta pre-tax loss in 2008 included $6.7 million in goodwill and intangible asset impairment charges. The sale of eMeta closed in November 2008.

TV Guide Magazine’s weekly publication was centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. The sale of TV Guide Magazine closed in December 2008.

TVG Network generated revenue primarily from wagering and licensing fees. TVG Network pre-tax loss in 2008 included $70.0 million in goodwill and intangible asset impairment charges. The sale of TVG Network closed in January 2009.

TV Guide Network and TV Guide Online generated revenue primarily from advertising and carriage fees. TV Guide Network and TV Guide Online pre-tax loss in 2008 included $138.3 million in goodwill and intangible asset impairment charges. The sale of TV Guide Network and TV Guide Online is expected to close in the first quarter of 2009.

Contractual Obligations

The following table summarizes Macrovision’s contractual obligations at December 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations	$887,250	$5,500	$251,000	$630,750	$—
Interest expense associated with long-term debt obligations	221,527	55,111	100,435	65,981	—
Capital lease obligations	347	347	—	—	—
Operating lease obligations	113,413	18,167	33,160	25,464	36,622

	$1,222,537	$79,125	$384,595	$722,195	$36,622

Operating leases in the above table have been included on a gross basis. The Company has agreements to receive approximately $24.4 million under operating subleases. Excluded from the table above is a capital lease for a satellite transponder used by the Company’s TV Guide Network business, which is included in assets held for sale on the December 31, 2008 Consolidated Balance Sheet. Payments under this lease are $1.6 million each year through 2019.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $324.8 million as of December 31, 2008. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of recent adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At December 31, 2008, the fair value of our auction rate securities portfolio totaled approximately $66.3 million. Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. If there are future unsuccessful auctions, it may result in us having to hold these securities beyond their scheduled auction reset dates, limiting the short-term liquidity of these securities. In addition, the credit ratings of these investments may deteriorate and as a result the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

Included in the above are auction rate securities acquired through UBS AG with a par value of $62.4 million. Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into discussions with governmental agencies to provide liquidity to owners of auction rate securities. In December 2008, the Company entered into an agreement with UBS which provides (1) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $0.1 million decrease in the fair value of our fixed income available-for-sale securities as of December 31, 2008.

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

Indebtedness. The Company has three debt instruments outstanding: a $550 million Senior Credit Facility Term Loan (current balance outstanding $547.3 million), a $100 million Senior Note and $240 million Senior Convertible Notes. The terms of these debt instruments are more fully described in Note 6 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted in a separate section of this report beginning on F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2008. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Macrovision maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

All internal control systems, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected, even with respect to those systems of internal control that are determined to be effective. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the “accountants”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Personal and Business Conduct and Ethics), and the nature, extent, and results of internal and external audits. Our accountants have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Macrovision Solutions Corporation

We have audited Macrovision Solutions Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Macrovision Solutions Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Macrovision Solutions Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Macrovision Solutions Corporation as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 of Macrovision Solutions Corporation and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors currently consists of seven members, all of whom except for our chief executive officer are “independent” under applicable rules of the Securities and Exchange Commission (“SEC”). Our bylaws provide that our board of directors shall have not less than five members, with the exact number of directors to be fixed from time to time by the board of directors. There are no family relationships among our executive officers and directors.

Information About Our Board of Directors

The names of the current directors, their ages as of February 15, 2009 and other information about them are shown below.

Name of Director Nominee	Age	Director Since		Position
Alfred J. Amoroso	58	2005	*	Director
Andrew K. Ludwick	63	2006	*	Chairman of the Board; Independent Director
Alan L. Earhart	65	2008		Independent Director
Robert J. Majteles	44	2006	*	Independent Director
James E. Meyer	54	1997	**	Independent Director
James P. O’Shaughnessy	61	2004	**	Independent Director
Ruthann Quindlen	54	2004	**	Independent Director

*	Former director of Macrovision Corporation who became a member of Macrovision Solutions Corporation Board of Directors in May 2008.
**	Former director of Gemstar-TVGuide International, Inc. who became a member of Macrovision Solutions Corporation Board of Directors in May 2008.

The “Director Since” column above denotes the year in which such member joined as a director of Macrovision Solutions Corporation or one of its subsidiaries, Macrovision Corporation or Gemstar-TV Guide International, Inc.

Alfred J. Amoroso. Mr. Amoroso joined Macrovision as our President and Chief Executive Officer and member of the Board of Directors in July 2005. From September 2004 to June 2005, Mr. Amoroso served as an advisor to Warburg Pincus, an investment firm. From July 2002 to August 2004, Mr. Amoroso served as the President, Chief Executive Officer and Vice Chairman of META Group, an information technology research and advisory firm. From October 1999 until its merger with IBM in January 2002, Mr. Amoroso served as President, Chief Executive Officer and a director of CrossWorlds Software, Inc. Mr. Amoroso holds a B.S. in systems engineering and M.S. in operations research from Polytechnic Institute of Brooklyn.

Andrew K. Ludwick. Mr. Ludwick has served as our Chairman of the Board since May 2008. Mr. Ludwick has been a private investor since November 1997. Mr. Ludwick served as Chief Executive Officer of Bay Networks, a networking company, from September 1995 to October 1997. From July 1985 to September 1995, Mr. Ludwick was founder, President and Chief Executive Officer of SynOptics, an internetworking company. Mr. Ludwick holds a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Ludwick serves on the board of directors of Zebra Technologies Corporation, a provider of on-demand printing solutions.

Alan L. Earhart. Mr. Earhart retired as partner of PricewaterhouseCoopers LLP in 2001. From 1970 to 2001, Mr. Earhart held a variety of positions with Coopers & Lybrand and its successor entity, PricewaterhouseCoopers LLP, an accounting and consulting firm, including most recently as the Managing Partner for PricewaterhouseCoopers’ Silicon Valley office. Mr. Earhart holds a B.S. degree in accounting from the University of Oregon. Mr. Earhart serves on the board of directors of Monolithic Power Systems, Inc., a semiconductor company, NetApp, a computer storage and data management company, and Brocade Communications Systems Inc., a data center networking solutions company.

Robert J. Majteles. Mr. Majteles has been the managing partner of Treehouse Capital LLC, an investment firm, since 2001. In addition, Mr. Majteles is a lecturer at both the graduate and undergraduate levels at U.C. Berkeley. Mr. Majteles holds a B.A. from Columbia University and a J.D. from Stanford University. Mr. Majteles serves on the boards of directors of Adept Technology, Inc., Comarco, Inc.; Merriman, Curhan & Ford; Unify Corporation and U.S. Auto Parts Network, Inc.

James E. Meyer. Mr. Meyer has been at Sirius Satellite Radio as President of Operations and Sales since April 2004. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson Multimedia, Inc. (“Thomson”). From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as Chief Operating Officer for Thomson Consumer Electronics. Mr. Meyer holds a B.S. in economics and an MBA from St. Bonaventure University.

James P. O’Shaughnessy. Mr. O’Shaughnessy has conducted a consulting practice in the field of intangible asset management since 2004. From 1996 to 2004, Mr. O’Shaughnessy served as Vice President and Chief Intellectual Property Counsel at Rockwell Automation. Mr. O’Shaughnessy holds a B.S. in materials engineering from Rensselaer Polytechnic Institute and a J.D. from Georgetown University Law Center.

Ruthann Quindlen. Ms. Quindlen has been a general partner or managing member of Funds VI-VIII with Institutional Venture Partners (IVP), a Silicon Valley investment firm, since September 1993. At IVP, Ms. Quindlen works with her partners to evaluate ongoing investments in IVP portfolio companies. Ms. Quindlen holds a B.S. in Foreign Service from Georgetown University and an MBA from the Wharton School of the University of Pennsylvania.

Information About Our Executive Officers

The names of our current executive officers, their ages as of February 15, 2009, and their positions are shown below. Biographical summaries of each of our executive officers who are not also members of our board of directors are included below.

Name	Age	Positions
Alfred J. Amoroso	58	President and Chief Executive Officer
James Budge	42	Chief Financial Officer
Thomas Carson	49	Executive Vice President, Worldwide Sales & Services
Stephen Yu	43	Executive Vice President, General Counsel and Corporate Secretary

For a biography of Alfred J. Amoroso, please see above in “Information About Our Board of Directors.”

James Budge. Mr. Budge has served as our Chief Financial Officer since September 2005. Mr. Budge served as Chief Financial Officer of Trados, Inc., an enterprise management software provider, from January 2004 until its merger with SDL International in August 2005. From August 2002 until joining Trados, Mr. Budge served as Chief Financial Officer of Sendmail, Inc., a secure email provider, and from April 1999 until its merger with IBM in January 2002, Mr. Budge served as Chief Financial Officer of CrossWorlds Software, Inc., a provider of business infrastructure software. Mr. Budge holds a B.S. in Accounting from Brigham Young University and is a Certified Public Accountant.

Thomas Carson. Mr. Carson has served as our Executive Vice President, Worldwide Sales & Services since May 2008 when the acquisition of Gemstar-TV Guide International by Macrovision was completed. From April 2006 to May 2008, Mr. Carson served in various capacities at Gemstar, including President of the North American IPG business and President for North American CE business. From February 2005 to April 2006, Mr. Carson served as Executive Vice President of Operational Efficiency programs at Thomson Multimedia Corporation and from February 2004 to February 2005, he served as Executive Vice President, Global Sales and Services at Thomson. Mr. Carson holds a B.S in business administration and an MBA from Villanova University.

Stephen Yu. Mr. Yu has served as our Executive Vice President, General Counsel and Corporate Secretary since May 2006. He served as Vice President, General Counsel and Secretary of Aspect Communications Corporation, a provider of contact center solutions, from April 2003 until its acquisition by Concerto Software, Inc. in September 2005. From June 2002 to January 2003, Mr. Yu served as Vice President, General Counsel and Secretary of Riverstone Networks, Inc., a provider of ethernet network solutions, and from September 1999 to May 2002, he served as Vice President, General Counsel and Secretary of Palm, Inc., a provider of mobile computing solutions. Mr. Yu holds a B.S. in electrical engineering from Purdue University and a J.D. cum laude from Georgetown University Law Center. Mr. Yu is a member of the California State Bar.

Section 16(a) Beneficial Ownership Reporting Compliance

In accordance with Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission, our directors, executive officers and holders of more than 10% of our common stock are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq and to furnish us with copies of all of the reports they file.

To the best of our knowledge, based solely on a review of the copies of such forms and certifications furnished to us from the reporting persons, we believe that all filing requirements applicable to our directors and executive officers were timely met.

Corporate Governance Materials

Code of Conduct. In February 2004, we adopted our Code of Personal and Business Conduct and Ethics (the “Code of Conduct”) as required by applicable securities laws, rules of the SEC and the listing standards of Nasdaq. The Code of Conduct applies to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of such code of conduct and ethics was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003. If we make any substantive amendments to the code of conduct and ethics or grant any waiver, including implicit waiver, from a provision of the code of conduct and ethics to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at www.macrovision.com or in a current report on Form 8-K that will be publicly filed.

Corporate Governance Guidelines and Committee Charters. In February 2009, we adopted our Corporate Governance Guidelines to assist the Board in following corporate practices that serve the best interest of the company and its stockholders. Our Corporate Governance Guidelines and the charters of each of our audit committee, compensation committee and corporate governance and nominating committee are available at our website at www.macrovision.com.

Meetings of the Board and Committees

Board of Directors

Our board of directors held seven meetings in 2008 and acted by unanimous written consent nine times. Except for Mr. Meyer, each director attended at least 75% of (i) the meetings of our board of directors that were held during the time he or she was a director in 2008 and (ii) the meetings of the committees of our board of directors that were held during the time he or she was a member of such committee during 2008. As part of each regularly scheduled board meeting, the independent members of our board of directors hold a separate meeting that employee and affiliated directors and other members of management do not attend. Our board of directors has an audit committee, a compensation committee and a corporate governance and nominating committee.

Although we do not have a formal policy regarding attendance by members of the board of directors at the annual meeting, we encourage directors to attend and historically all have done so.

Audit Committee

The members of the audit committee are Alan Earhart, Robert J. Majteles, James Meyer and Ruthann Quindlen, each of whom meets the independence and other requirements to serve on our audit committee under SEC rules and the listing standards of Nasdaq. Mr. Earhart is the chair of the audit committee. Our board of directors has determined that Mr. Earhart is an “audit committee financial expert” as defined by the rules of the SEC and also meets Nasdaq’s professional experience requirements. The audit committee met five times and acted by unanimous written consent two times in 2008.

Our board of directors has adopted a charter governing the duties and responsibilities of the audit committee. A copy of the audit committee charter is available on our website at www.macrovision.com. The principal function of the audit committee is to assist our board of directors in its oversight responsibilities relating to our financial accounting, reporting and controls. The audit committee monitors and evaluates periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our financial and senior management and our independent registered public accounting firm; is responsible for the appointment, compensation and monitoring of the work of our independent registered public accounting firm; reviews and evaluates the qualifications, independence and performance of our independent registered public accounting firm; monitors our compliance with legal and regulatory requirements; monitors the performance of our internal audit function; and facilitates communication among our independent registered public accounting firm, our financial and senior management and our board of directors.

Compensation Committee

The members of the compensation committee are Robert J. Majteles, James O’Shaughnessy and Ruthann Quindlen, each of whom meets the independence and other requirements to serve on our compensation committee under SEC rules and the listing standards of Nasdaq. Mr. O’Shaughnessy is the chair of the compensation committee. The compensation committee met six times in 2008 and acted by unanimous written consent two times in 2008.

Our board of directors has adopted a charter governing the duties and responsibilities of the compensation committee. Our compensation committee charter is available on our website at www.macrovision.com. The principal functions of the compensation committee are to review and approve our incentive compensation programs for all executive-level direct reports of the chief executive officer and review and recommend the annual compensation for the chief executive officer to the board of directors for approval. The compensation committee reviews and approves all compensation (including the adjustment of base salary each year) and all bonus and other incentive compensation programs for our executive-level officers (other than our chief executive officer), and authorizes all awards to our executive-level officers under those programs. The compensation committee also approves any employment severance or termination arrangement with any executive-level officer (other than our chief executive officer). All decisions regarding the compensation of our chief executive officer are reviewed by the compensation committee, which then recommends such compensation to the full board of directors for approval. The chief executive officer abstains from voting on approval of his own compensation and such approval is made by the remaining members of the board of directors, all of whom are “independent” under applicable rules of the SEC.

The compensation committee meets with our chief executive officer and executive vice president of human resources at the beginning of each fiscal year to discuss the incentive compensation programs to be effective for that fiscal year. The agenda for each compensation committee meeting is determined by the chairman of our compensation committee with the assistance of our chief executive officer, general counsel and executive vice president of human resources. The compensation committee may delegate to subcommittees any power and authority of the compensation committee, and such subcommittees have the sole authority to assist the compensation committee in carrying out its responsibilities, including the sole authority to approve any consultant fees.

Corporate Governance and Nominating Committee

The members of the corporate governance and nominating committee are Andrew K. Ludwick and Robert J. Majteles, each of whom meets the independence and other requirements to serve on our corporate governance and nominating committee under SEC rules and the listing standards of Nasdaq. Mr. Ludwick is the chair of the corporate governance and nominating committee. The corporate governance and nominating committee met three times in 2008.

Our board of directors has adopted a charter governing the duties and responsibilities of the corporate governance and nominating committee. Our corporate governance and nominating committee charter is available on our website at www.macrovision.com. The principal functions of the corporate governance and nominating committee are to advise and make recommendations to our board of directors on matters concerning corporate governance, review potential or actual conflicts of interest involving members of our board of directors, help identify, evaluate and recruit candidates to fill vacancies on our board of directors, identify the nominees for election to our board of directors at the annual meeting of stockholders and oversee the evaluation of members of our board of directors.

Director Nomination Process

Director Qualifications. The corporate governance and nominating committee reviews, evaluates and proposes prospective candidates for our board of directors. Each member of our board of directors must have broad experience and business acumen, a record of professional accomplishment in his or her field, and demonstrated honesty and integrity consistent with our values. In evaluating director nominees, the corporate governance and nominating committee considers a variety of factors, including the appropriate size of the board of directors, our needs with respect to the particular talents and experience of the directors, the nominee’s experience and understanding of our business and industry, familiarity with national and international business matters, strategic thinking and willingness to share ideas, network of contacts, experience with accounting rules and practices, and diversity of professional expertise and experience beneficial to the achievement of our strategic goals. The corporate governance and nominating committee may also consider such other factors as it may deem are in the best interests of our company and our stockholders. The corporate governance and nominating committee understands that it is necessary for at least one, and preferably for several, members of the board to meet the criteria for an “audit committee financial expert” as defined by SEC rules and for a majority of the members of the board to meet the definition of “independent director” under the listing standards of Nasdaq.

Identifying Nominees. The corporate governance and nominating committee identifies nominees by first identifying the desired skills and experience of a new nominee based on the qualifications discussed above. The corporate governance and nominating committee may identify potential nominees based upon suggestions by non-employee members of the board, senior level executives, individuals personally known to the members of the board, third-party search firms and/or stockholders, and evaluate those persons on its own. The corporate governance and nominating committee does not evaluate proposed nominees differently depending upon who has made the proposal. In 2008, we did not pay any fees or expenses to any third party to assist in this process.

Stockholder Nominations. In identifying nominees for our board of directors, the corporate governance and nominating committee will consider any stockholder recommendations for candidates to serve on the board. If a stockholder wishes to nominate a candidate to serve on our board, the stockholder should follow the procedures as set forth in our bylaws. Any notice of director nomination must meet all the requirements contained in our bylaws and include other information required pursuant to Regulation 14A under the Securities Exchange Act of 1934, including the nominee’s consent to serve as a director and evidence of the nominating stockholder’s ownership of our stock. If a stockholder wishes to suggest a candidate for consideration by the corporate governance and nominating committee, the stockholder should provide comparable information to the corporate governance and nominating committee with a request that the committee consider the candidate for nomination. To assure time for meaningful consideration by the corporate governance and nominating committee, any such notice should be sent to the attention of Corporate Secretary, 2830 De La Cruz Boulevard, Santa Clara, California 95050 on or before the date on which stockholder proposals to be included in the proxy statement for a given stockholder meeting must be received by us.

Communications with the Board

Stockholders may send communications to the board of directors or individual members of the board by submitting a letter or letters in a sealed envelope(s) labeled with the name(s) of the desired recipient(s). This letter should be placed in a larger envelope and mailed to Macrovision Solutions Corporation, Attention: Corporate Secretary, 2830 De La Cruz Boulevard, Santa Clara, California 95050. The Corporate Secretary will forward the sealed envelope(s) to the designated recipient. Comments or complaints relating to accounting or auditing matters may be submitted directly to the chair of the audit committee through the same address listed above.

ITEM 11. EXECUTIVE	COMPENSATION

Compensation Discussion and Analysis

We have adopted a basic philosophy and practice of offering market competitive compensation that is designed to attract, retain and motivate a highly qualified executive management team. With respect to our chief executive officer, chief financial officer, and the other two executive officers (collectively referred to as the “Named Executives”), this Compensation Analysis and Discussion describes our compensation philosophy and objectives, the methodologies used for establishing the compensation programs for the Named Executives, and the policies and practices to administer such programs.

Compensation Philosophy and Objectives

The compensation committee is comprised entirely of non-employee directors. In addition to offering market competitive compensation programs, we place significant emphasis on pay for performance, where the primary aim is to motivate executive management to achieve the business and strategic objectives that drive stockholder value. Our executive compensation programs have been designed, and are maintained by the compensation committee, to achieve the following objectives:

•	To attract and retain talented and experienced executives by offering market competitive compensation programs;

•	To support a pay-for-performance policy that differentiates bonus amounts among the Named Executives on both their individual performance and the performance of the Company;

•	To align the interests of executives with the long-term interests of the stockholders through awards whose value over time depends upon the market value of the Company’s common stock;

•	To motivate key executives to achieve strategic business initiatives and to reward them for their achievements.

In pursuit of these objectives, the compensation committee believes that the compensation packages provided to the Named Executives should include both cash and stock-based compensation, with an emphasis on pay for performance.

Methodologies for Establishing Compensation

In determining the appropriate compensation levels for our chief executive officer, the compensation committee meets outside the presence of all our executive officers. With respect to the compensation levels of all other Named Executives, the compensation committee meets outside the presence of all executive officers except our chief executive officer. Mr. Amoroso, our chief executive officer, annually reviews each other Named Executive’s performance with the compensation committee.

The compensation committee has the authority to retain outside consultants or advisors to assist the committee in fulfilling its duties. In 2008, the compensation committee engaged Croner Associates, an independent outside compensation consultant, to advise the compensation committee on matters related to the compensation of the Named Executives and the Board of Directors.

With the input of our human resources department, the chief executive officer makes recommendations to the compensation committee regarding base salary levels, target incentive awards, performance goals, special bonuses, and equity incentive awards for Named Executives other than the chief executive officer. In conjunction with the annual performance review of each Named Executive in February of each year, the compensation committee carefully considers the recommendations of the chief executive officer when making decisions on setting base salary, bonus payments under the prior year’s annual incentive plan, target amounts and performance criteria for the current year’s annual incentive plan, and special bonuses for prior year accomplishments. In February, the compensation committee makes such determinations with respect to the chief executive officer as well. The compensation committee similarly determines equity incentive awards for each Named Executive on an annual basis. At these times and other times throughout the year, the compensation committee reviews the analyses and supporting materials provided by our chief executive officer, the human resources department and the compensation consultant regarding compensation of all Named Executives. In making compensation determinations, the compensation committee acts on the recommendations of the chief executive officer with modifications as deemed appropriate by the compensation committee for Named Executives other than the chief executive officer. The compensation committee reviews and recommends to the board of directors for approval each element of compensation for the chief executive officer.

We seek to attract and retain executives by offering total compensation competitive with the market in which we compete for executive talent. To determine market competitive pay levels for the Named Executives, the human resources department and the independent compensation consultant conduct analyses of market practices based on published survey data and on the disclosed compensation practices of publicly-traded companies comparable to Macrovision Solutions Corporation (“Compensation Peer Group”). The companies included in the Compensation Peer Group are technology companies that are similar in annual revenues and market capitalization to us and companies that may compete with our product offerings or with whom we believe we compete in the market for executive talent. Each element of the compensation mix is compared against the market data as well as the total direct compensation value provided. The Compensation Peer Group is periodically reviewed by the compensation committee. The following companies comprised the Compensation Peer Group for fiscal 2008: Akamai Technologies, ChoicePoint, CNET Networks, Dolby Laboratories, Epicor Software Corporation, Factset Research Systems, HLTH Corporation, HIS, Inc., Informatica, Interactive Data Corporation, Mentor Graphics, National Instruments, NDS Group, Nuance Communications, Open Text, Progress Software, Quest Software, Real Networks, Red Hat, Salesforce.com, Tibco Software, United Online, Inc. and ValueClick, Inc.

Because we compete aggressively with both large and middle market companies in the market for executive talent, the compensation committee generally targets total direct compensation (i.e., base salary, annual cash incentives and value of long-term equity incentives) for the Named Executives in the approximate range of the 60th to 75th percentile of the Compensation Peer Group and published market data. The allocation between cash and non-cash compensation is based on the compensation committee’s determination of the appropriate mix among base pay, annual cash incentives and long-term equity incentives to encourage retention and performance. For the fiscal year ended December 31, 2008, the elements of the compensation mix include:

•	Base salary,

•	Annual discretionary cash bonuses,

•	Equity-based compensation,

•	Change in control agreements, and

•	Broad-based benefits programs.

Base Salary

We establish the base salary of each Named Executive based on consideration of approximately the 50th percentile pay levels of the Compensation Peer Group and published survey data and on other internal factors, such as the individual’s performance and experience, company performance and internal equity. The market analysis performed by our human resources department and the compensation surveys are reviewed by our chief executive officer and compensation committee. The compensation committee considers the recommendations of our chief executive officer and human resources department and the data provided by the compensation surveys in determining the appropriate base salary levels for the Named Executives. Base salary increases for Named Executives (other than the chief executive officer) are at the discretion of the compensation committee. Base salary increases for the chief executive officer are at the discretion of the members of board of directors other than our chief executive officer, all of whom are independent directors. In general, base salary increases have been in the range of three to five percent per year; however, in 2008, in light of the completion of the Gemstar-TV Guide acquisition in May 2008, the compensation committee approved substantial increases to the 2008 base salary of certain Named Executives, some of which were in excess of 15% of the Named Executive’s prior year base salary. In making the adjustments, the compensation committee considered the substantial changes to the size and the business model of the Company and the goals associated therewith. The compensation committee also received advice and recommendations from its compensation consultant and compared each of the executive’s compensation to the compensation received by competitive positions in the Company’s peer group established by the compensation committee. Although the compensation committee believes that competitive base salaries are necessary to attract and retain a highly qualified executive team, it feels that a significant portion of executive compensation should be based on pay for performance.

During 2008, the Named Executives were awarded increases to their base salaries on March 1, 2008 and June 1, 2008 as follows:

	Base Salary
Name and Title	2007	At 3/1/08	At 6/1/08
Alfred J. Amoroso	$500,000	$525,000	$550,000
President, Chief Executive Officer and Director
James Budge	$305,000	$340,000	$350,000
Chief Financial Officer
Thomas Carson	$447,352	$447,352	$447,352
Executive Vice President, Worldwide Sales and Services
Stephen Yu	$260,000	$275,000	$300,000
Executive Vice President & General Counsel

Annual Discretionary Cash Bonuses

For our Named Executives, annual cash incentive payments are based upon the attainment of specified revenue and operating income targets by the Company and upon the achievement of individual goals. In setting the target bonus amounts for each of the Named Executives, we consider bonus levels at approximately the 60th percentile of the Compensation Peer Group and published market data. The amount of bonuses paid to the Named Executives, however, is subject to the discretion of the compensation committee based on its assessment of the participant’s contribution to the organization and general and industry-specific conditions existing during the applicable period. For 2008, the compensation committee approved bonus payments for our senior executives earned under our 2008 Senior Executive Company Incentive Plan (the “Executive Plan”), as applicable, as set forth in our Summary Compensation Table. Annual bonus amounts have varied historically based on the achievement of the targets set and individual goal attainment. The Company does not disclose the specific thresholds for the economic performance component because such information constitutes confidential and sensitive financial information. If this information were publicly disclosed, it would cause competitive harm by alerting our competitors to certain of our important internal financial performance targets which would in turn provide them with valuable insight into our views on the state of the markets in which we operate and our internal benchmarks. The compensation committee also uses the annual discretionary cash bonuses to reward exemplary performance of certain senior officers and to recognize achievement of strategic or above and beyond the ordinary course projects that have a material beneficial impact to the Company. In 2008, our total bonus payout to (i) our Chief Executive Officer was 107% of his bonus potential publicly disclosed in February 2008 when we announced the Executive Plan; and (ii) our other Named Executives was 118% of their bonus potential. In determining these bonus payments, the compensation committee factored in the extraordinary achievement of the senior executives in 2008 with respect to completing the acquisition and integration of Gemstar, the divestitures of the software, games and eMeta businesses and the divestitures of the TV Guide media properties. We expect bonus attainment for our Named Executives to continue to vary in the future based on target and goal attainment. The discretionary annual bonus for performance in 2009 will be paid pursuant to the terms of the 2009 Senior Executive Company Incentive Plan, which was publicly disclosed in February 2009, and participants will again be evaluated based on both an individual performance component and a company performance component.

In addition to the cash bonuses payable under the Executive Plan, to reward extraordinary performance and achievements special bonuses may be awarded to the Named Executives from time to time in a variety of forms, including additional cash bonuses and/or special equity grants. These extraordinary bonus payments are based on the recommendation of the chief executive officer and subject to the approval of the compensation committee. With respect to certain of the Named Executives, the compensation committee awarded discretionary bonuses to reward extraordinary performance in 2008 related to the achievement of strategic objectives regarding the acquisition of Gemstar-TV Guide International, Inc., as set forth in our Summary Compensation Table.

Equity-Based Compensation

The third component of executive compensation is equity grants which may come in the form of stock options and restricted stock. These grants are designed to provide long-term incentives to executive officers and to better align interests of executives with the interests of stockholders. Such equity compensation provides an incentive that focuses the individual’s attention on managing the Company from the perspective of an owner with an equity stake in the business. The value of stock options is tied to the future performance of the Company’s common stock, and the recipient will benefit only when the price of the Company’s common stock increases above the option exercise price. Stock options reward management for long-term strategic planning and execution through the resulting enhancement of share price. The Company believes that a compensation structure that includes the periodic granting of long-term incentives such as stock options helps to attract and retain senior managers with long-term management perspectives.

Historically, the compensation committee has emphasized equity-based compensation in the form of stock option grants. However, as a result of Financial Accounting Standard No. 123R (“FAS 123(R)”) and our adoption of a policy limiting the aggregate number of shares granted under our equity plans in order to help reduce dilution to our stockholders, the compensation committee decided to alter its equity-compensation practices by awarding a mix of stock options and restricted stock. The compensation committee determined that this mix would be less dilutive to our current stockholders than its traditional option award practices and would reduce the amount of compensation expense that would be recognized in our statements of income, which in turn would result in higher reported net income.

The equity-based compensation awarded to the Named Executives are set by the compensation committee based on the practices of the Compensation Peer Group, published survey data and the recommendation of the chief executive officer. In addition, the compensation committee also considered the executive’s replacement value, individual performance and achievements.

In June 2008, the Named Executives received option grants under the Macrovision 2000 Equity Incentive Plan or the 2007 Long-Term Incentive Plan at exercise prices equal to the fair market value of our common stock on the grant dates. These options vest over a three-year period after the grant date, subject to the Named Executive’s continued employment with the Company, and expire five years from the grant date, unless the participant’s employment with the Company terminates before the end of such five-year period.

Our chief executive officer also received restricted stock grants in 2008 in accordance with the terms of his amended employment agreement, which vest over a four-year period after the grant date subject to his continued employment with the Company. In consideration for the waiver of restricted stock grants to which our chief executive was entitled pursuant to his employment agreement, as amended, our chief executive officer also received stock options in September 2008, which vest over a four-year period after the grant date (subject to his continued employment with the Company) and expire seven years from the grant date.

Executive Severance and Arbitration Agreements

Each of the Named Executives, except for Mr. Carson, has entered into an executive severance and arbitration agreement with the Company. With the exception of the chief executive officer, all executive severance and arbitration agreements of the Named Executives are substantially the same, providing cash severance of twelve months base pay, accelerated vesting of equity-based compensation and continuation of benefits coverage only upon termination of employment in connection with a “change in control” of the Company. The executive severance and arbitration agreement of the chief executive officer provides for the similar cash severance, accelerated vesting and benefit coverage as the other Named Executives in the event of a “change in control,” but differs from the other Named Executives’ agreements in that the chief executive officer’s executive severance and arbitration agreement provides him (i) certain of such severance benefits upon termination of his employment by the Company without “cause” or his voluntary termination with “good reason” unrelated to any “change in control” of the Company or by reason of death, and (ii) an additional tax “gross-up” payment if the payment of severance, accelerated vesting and continuation of benefits upon a “change in control” results in excise tax under Code Section 4999 of the Internal Revenue Code of 1986, as amended. All severance benefits provided to the Named Executives, including the chief executive officer, as the result of a “change in control” are “double trigger” benefits, which means that the payment of cash severance, accelerated vesting of equity-based compensation and continuation of benefits requires both (1) a “change in control” of Macrovision, and (2) the Named Executive’s termination of employment by the Company without “cause” or by the Named Executive with “good reason.” The terms “change in control,” “cause” and “good reason” are defined in the executive severance and arbitration agreements.

Enhanced Severance Benefits. As part of the acquisition of Gemstar, we agreed to honor the retention program that Gemstar adopted in August 2007. Pursuant to the retention program, Mr. Carson will be eligible to receive a severance payout amount equal to 1.0 times annual compensation (base salary plus target bonus) and will be eligible for reimbursement of the cost of continued health insurance benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 for twelve months, in the event of a termination by the Company without cause (as defined in the retention program), or by the executive for good reason, prior to May 3, 2009. Receipt of these enhanced severance benefits is subject to the executive providing a release of claims to the Company. In no event shall Mr. Carson receive severance payments under both the retention program and his employment agreement.

Broad-Based Benefits Programs

In 2008, these benefits included health, dental, vision, disability and life insurance, healthcare savings accounts, health club membership reimbursement, paid vacation time and company contributions to a 401(k) profit sharing retirement plan. Benefits are provided to all employees in accordance with practices within the marketplace and are a necessary element of compensation in attracting and retaining employees.

Compensation Policies and Practices

In administering the compensation programs of the Named Executives, the compensation committee meets at least four times a year in conjunction with regularly scheduled Board of Director meetings. The compensation committee also meets telephonically to discuss extraordinary items. The compensation committee members regularly confer with our chief executive officer and human resources department on matters regarding the compensation of the Named Executives, other senior officers reporting directly to the chief executive officer, and certain other Company personnel in extraordinary performance situations.

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. The exercise price of stock option grants is set at fair market value on grant date. Under our existing equity incentive plans, the Company may not grant stock options at a discount to fair market value or reduce the exercise price of outstanding stock options except in the case of a stock split or other similar event. The Company does not grant stock options with a so-called “reload” feature, nor does it loan funds to employees to enable them to exercise stock options. The Company’s long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation of the Company’s stock price. The Company does not backdate options or grant options retroactively. In addition, we do not intentionally coordinate grants of options so that they are made before the announcement of favorable information, or after announcement of unfavorable information. The Company’s options are granted at fair market value on a fixed date with all required approvals obtained in advance of or on the actual grant date. All grants require the approval of the compensation committee (or the independent members of our board of directors in the case of grants to our chief executive officer), or the chief executive officer for specific circumstances acting under delegated authority from the compensation committee.

Timing of Grants of Options and Restricted Stock

In 2008, the grants of restricted stock and stock options to our chief executive officer were made on March 1, 2008 and September 1, 2008 in accordance with his employment agreement entered into with the Company in 2005, as amended, which provided for such grants.

In May 2008, we granted stock options to our Named Executives (including our chief executive officer) at a meeting of our compensation committee meeting. In accordance with the procedures described below, these grants had an effective date of June 1, 2008, which was the date used for purposes of establishing the exercise price of options awarded to the Named Executives.

For fiscal year 2008, the Company utilized the following procedures for granting stock options to all executive officers, which includes the Named Executives. The procedures apply to both “new-hire” grants, annual “refresher” grants and other “continuing” grants. They do not apply to grants made to executive officers at such time, if any, as they may become new-hire employees of the Company in connection with the Company’s acquisition of another business. The procedures included the following:

New-hire grants.

Stock Options. Subject always to prior compensation committee authorization of the particular stock option grant, grants for all newly hired executive officers (other than those employed in connection with a business acquisition) shall occur on the first day of the month next following the new employee’s start date (except for

January, which would be January 2, due to the perpetual January 1 holiday). For example, if the compensation committee authorized a grant to a new-hire executive officer on January 10 and the executive officer started employment on January 20, the grant date would be February 1. If the new-hire executive officer started employment on January 20 but the compensation committee did not authorize the grant until February 2, the grant date would be March 1.

Restricted Stock. Restricted stock may be granted upon the following dates each calendar year: January 2, March 1, May 1, July 1, September 1 and November 1 (the “restricted stock grant dates”). Subject always to prior compensation committee authorization of the particular grant of restricted stock, grants for all newly hired executive officers (other than those employed in connection with a business acquisition) shall occur on the restricted stock grant date next following the new employee’s start date. For example, if the compensation committee authorized a grant to a new-hire executive officer on February 10 and the executive officer started employment on February 20, the grant date would be March 1. If the new-hire executive officer started employment on February 20 but the compensation committee did not authorize the grant until March 2, the grant date would be May 1.

Annual refresher grants. If the compensation committee determines to authorize regularly scheduled “refresher” grants of restricted stock or stock options, such grants will be made on the first day of the month next following approval of the grant by the compensation committee for grants of stock options or at such later time as the compensation committee shall designate; provided such later time is on the first day of a calendar month. For example, refresher grants to the Named Executives that were approved in May 2008 were made on June 1, 2008. The compensation committee can also designate multiple future dates for such refresher grants. For example, the compensation committee could authorize a refresher grant to Named Executives in February with grant dates of March 1 and September 1 of that year.

Continuing Grants. In addition to the regularly scheduled “refresher” grants of stock options or restricted stock, the Company may grant stock options or restricted stock to existing employees for retention, promotion or special bonus reasons. Continuing grants for executive officers shall occur: (i) on the first day of the month next following approval of the grant by the compensation committee for grants of stock options; and (ii) on the next restricted stock grant date following the date of approval of the grant by the compensation committee for grants of restricted stock.

Exercise Price of Stock Options. In all instances, the exercise price for stock options will be set as the closing price of the Company’s common stock on the grant date, or the closing price on the last day of trading prior to that date if the grant date falls on a weekend or holiday.

Stock Ownership Guidelines

Stock ownership guidelines have not been implemented by the compensation committee for our Named Executives. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines.

Tax Deductibility and Executive Compensation

Section 162(m) of the Internal Revenue Code generally limits the corporate deduction by a public company for compensation paid to its chief executive officer and other Named Executives during any single year to $1 million per individual, unless certain requirements are met which qualify that compensation as performance-based under these tax rules. Our compensation committee considers the impact of this deduction limitation rule in establishing and implementing compensation policies and practices. The committee intends to qualify compensation as performance-based for these purposes in appropriate circumstances, but has not established a policy whereby all compensation paid to our Named Executives must be fully deductible. Rather, the deductibility of such compensation is one of the factors it considers in establishing and implementing our executive compensation programs, along with the need to design compensation programs that appropriately motivate our senior management and our need to attract and retain key executives by remaining competitive in our pay practices.

Under the 2000 Equity Incentive Plan and 2008 Equity Incentive Plan, award of stock options and performance stock are designed generally to satisfy the deductibility requirements of Section 162(m). However, the compensation committee has deemed it desirable to retain the flexibility in rewarding senior management for extraordinary contributions that cannot properly be recognized under a predetermined quantitative plan, and, therefore, our annual cash incentive bonus programs have not to date been structured to qualify as performance-based compensation under the Section 162(m) rules and so are not fully deductible by us in all circumstances. Except for our chief executive officer and our chief financial officer, no Named Executive received compensation in excess of $1 million in 2008. We have determined that the non-deductible compensation paid in 2008 to our chief executive officer was $1,511,749. The non-deductible compensation was attributed primarily to the non-deductibility of his bonus pursuant to the 2008 Executive Plan and the non-deductibility of restricted stock awards.

Report of the Compensation Committee1

The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Members of the Compensation Committee

James P. O’Shaughnessy (Chair)

Robert J. Majteles

Ruthann Quindlen

Compensation Committee Interlocks and Insider Participation

James P. O’Shaughnessy, Robert J. Majteles and Ruthann Quindlen served as members of our compensation committee since May 2008. None of the members of the compensation committee during 2008 had any interlocking relationship as defined by the SEC.

[1]

The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the Commission and is not deemed to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, other than the Company’s Annual Report on Form 10-K, where it shall be deemed to be “furnished,” whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Macrovision in all capacities for the fiscal years ended December 31, 2008, 2007 and 2006 by our Named Executives. This information includes the dollar value of base salaries, commissions and bonus awards, the number of shares underlying stock options granted and certain other compensation, whether paid or deferred. We have not granted stock appreciation rights and have not provided long-term compensation benefits other than stock options and restricted stock.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)		Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(1)(e)	Option Awards ($)(2)(f)	Non-Equity Incentive Plan Compen- sation ($)(3)(g)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(h)	All Other Compen- sation ($)(4)(i)	Total ($)(j)
Alfred J. Amoroso	2008		$535,417	—	$2,746,147	$1,066,271	$588,500	—	$7,506	$4,943,841
President and Chief Executive Officer	2007		$500,000	—	$1,610,373	$1,342,145	$548,750	—	$9,850	$4,011,118
	2006		$500,000	—	$203,966	$1,706,241	$555,000	—	$7,466	$2,972,673

James Budge	2008		$340,000	—	$671,379	$390,161	$267,881	—	$45,746	$1,715,167
Chief Financial Officer	2007		$302,500	—	$483,112	$473,117	$212,280	—	$1,744	$1,472,753
	2006		$287,500	—	$61,190	$544,879	$175,740	—	$721	$1,070,030

Thomas Carson,	2008		$452,447	—	—	$142,343	$263,378	—	$26,335	$884,503
Executive Vice President, Worldwide Sales and Services	2007	(5)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2006	(5)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Stephen Yu,	2008		$287,083	—	$181,294	$427,016	$176,625	—	$32,112	$1,104,130
Executive Vice President & General Counsel	2007		$258,333	—	$85,687	$283,895	$138,645	—	$3,833	$770,393
	2006	(5)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Amounts disclosed under “Stock Awards” represent the dollar amount recognized for financial statement reporting purposes. Restricted stock was granted to Mr. Amoroso on March 1, 2008 and September 1, 2008 and the closing price per share was $15.29 and $15.52 on such grant dates, respectively. Restricted stock was granted to Mr. Amoroso and Mr. Budge on September 1, 2006, March 1, 2007 and September 1, 2007 and the closing price per share was $23.18, $24.56 and $23.73 on such grant dates, respectively. Restricted stock was granted to Mr. Yu on September 1, 2007 and the closing price per share was $23.73 on such date. All such shares of restricted stock vest in equal annual installments over 4 years beginning on the grant date and are eligible to receive dividends. To date, the Company has never provided dividends to its stockholders. See Note 10 to the Company’s consolidated financial statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123(R).
(2)	Amounts disclosed under “Option Awards” represent the dollar amount recognized for financial statement reporting purposes pursuant to FAS 123(R). See Note 10 to the Company’s consolidated financial statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123(R).
(3)	Amounts disclosed under “Non-Equity Incentive Plan Compensation” represent bonuses and commissions paid pursuant to the Company’s Executive Plan for services rendered in 2006, 2007 and 2008. Such bonuses and commissions for services rendered in 2006 were paid in 2007, such bonuses and commissions for services rendered in 2007 were paid in 2008 and such bonuses and commissions for services rendered in 2008 were paid in 2009.
(4)	Amounts disclosed under “All Other Compensation” consist of (i) the matching contributions we made on behalf of the Named Executives to our 401(k) plan; (ii) the contributions we made on behalf of the Named Executives to their healthcare reimbursement accounts; and (iii) employer paid premiums for life insurance coverage. Also includes a car allowance for Mr. Carson in the amount of $9,600. For 2008, also includes the taxable value of the Company’s President Club meeting in the following amounts: Mr. Budge—$7,984; Mr. Carson—$7,535; and Mr. Yu—$7,084. For 2008, also includes the taxable value of an award granted in recognition of their contribution to the Gemstar acquisition transaction in the following amounts: Mr. Budge—$35,714 and Mr. Yu—$21,074. For 2007, also includes the taxable value of the Company’s President Club meeting in the following amounts: Mr. Amoroso—$2,750; Mr. Budge—$1,170.
(5)	Mr. Carson was not a Macrovision Named Executive for either 2007 or 2006. Mr. Yu was not a Macrovision Named Executive for 2006.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2008 to the Named Executives.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2008

Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Numbers of Shares of Stock or Units (#)(i)	All Other Option Awards: Number of Securities Underlying Options (#)(j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (2) (l)
		Threshold ($)(c)	Target ($)(3)(d)	Maximum ($)(e)	Threshold (#)(f)	Target ($)(g)	Maximum ($)(h)
Alfred J. Amoroso	3/1/08	—	—	—	—	—	—	125,000	—	$15.29	$1,911,250
President and Chief Executive Officer	9/1/08	—	—	—	—	—	—	85,000	—	$15.52	$1,319,200
	6/1/08	—	—	—	—	—	—	—	575,000	$13.53	$2,475,088
	9/1/08	—	—	—	—	—	—	—	80,000	$15.52	$502,656
	N/A	—	550,000	—	—	—	—	—	—	N/A	—

James Budge	6/1/08	—	—	—	—	—	—	—	200,000	$13.53	$860,900
Chief Financial Officer	N/A	—	227,500	—	—	—	—	—	—	N/A	—

Thomas Carson,	6/1/08	—	—	—	—	—	—	—	170,000	$13.53	$731,765
Executive Vice President, Worldwide Sales and Services	N/A	—	223,700	—	—	—	—	—	—	N/A	—

Stephen Yu,	6/1/08	—	—	—	—	—	—	—	170,000	$13.53	$731,765
Executive Vice President & General Counsel	N/A	—	150,000	—	—	—	—	—	—	N/A	—

(1)	We award cash bonuses pursuant to our Executive Plan. The Executive Plan provides for the award of annual cash bonuses based upon the attainment of specified revenue and operating income and also individual performance. The actual amount paid to each of the Named Executives for fiscal year ended December 31, 2008 is set forth in the Summary Compensation Table under the column Non-Equity Incentive Plan Compensation.
(2)	Represents the full grant date fair value of each award as determined pursuant to FAS 123(R).
(3)	Represents the target payout under the 2008 Executive Plan assuming 100% achievement of target.

Discussion of Summary Compensation and Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our continuing compensation plans and arrangements is set forth below.

Employment Agreements with Named Executives

Mr. Amoroso. In June 2005, we entered into an employment agreement with Mr. Amoroso. Under the employment agreement, Mr. Amoroso was entitled to an initial annual base salary of $500,000, and was eligible to participate in Macrovision’s Executive Plan with a cash bonus target equal to 100% of his base salary. On February 7, 2007, the Compensation Committee approved the amendment to Mr. Amoroso’s employment arrangement such that for calendar year 2007 and subsequent years, Mr. Amoroso’s bonus payout is based 100% upon the Company’s performance, which is determined based upon the Company meeting its annual revenue and operating profit targets.

We granted Mr. Amoroso, on his first day of employment, options to purchase 500,000 shares of Company common stock, having a term of five years and vesting over three years in accordance with the terms and conditions of the Company’s 2000 Equity Incentive Plan. Pursuant to the employment agreement, Mr. Amoroso was guaranteed additional options to purchase 250,000 shares of Company common stock in each of 2006, 2007 and 2008. Each additional grant was made in two equal installments on March 1 and September 1 of each applicable year. All options were granted with an exercise price at the fair market value of the Company’s common stock on the grant date, with a term of five years and vesting over a three-year period from the date of grant. On July 28, 2006, our compensation committee approved an amendment to Mr. Amoroso’s employment arrangement whereby Mr. Amoroso was granted 125,000 shares of restricted stock on September 1, 2006 instead of the stock option grant that he would have otherwise been entitled to receive. In addition, the compensation committee further approved the amendment to Mr. Amoroso’s offer agreement to grant him restricted stock instead of stock options for the future semiannual grants in 2007 and March 2008. The restricted stock was granted at a price per share of the par value of the stock, which is $0.001 per share, and has a four year vesting schedule. These shares vest in accordance with the terms and conditions of the 2000 Equity Incentive Plan, as amended, as follows: 25% of the restricted stock vests on each annual anniversary date of the grant date, subject to his continuing employment with the Company or its subsidiaries, through the applicable vesting date.

On July 31, 2008, our compensation committee approved an amendment to Mr. Amoroso’s employment arrangement whereby Mr. Amoroso was granted a combination of 85,000 shares of restricted stock and options to purchase 80,000 shares of our common stock on September 1, 2008 instead of the restricted stock grant of 125,000 shares that he would have otherwise been entitled to receive on September 1, 2008. The restricted stock was granted at a price per share of the par value of the stock, which is $0.001 per share, and has a four year vesting schedule as outlined above. The stock options were granted with an exercise price at the fair market value of the Company’s common stock on the grant date, with a term of seven years. The options vest as to one-fourth of the total shares on the first anniversary of the date of grant, and an additional one-forty-eighth (1/48th) of the option shares available for exercise each month thereafter through the fourth anniversary of the grant date, in each case provided that Mr. Amoroso remains in employment with the Company through the applicable vesting date.

Mr. Budge. In September 2005, we entered into an employment agreement with Mr. Budge. Under the employment agreement, Mr. Budge was entitled to an initial annual base salary of $275,000, with a cash payout at 100% achievement of targets equal to 50% of his prorated base salary earned during 2005, of which 80% payment for 2005 was guaranteed. We granted Mr. Budge, on his first day of employment, options to purchase 200,000 shares of Company common stock, having a term of five years and vesting over three years in accordance with the terms and conditions of the 2000 Equity Incentive Plan. Pursuant to his employment agreement, Mr. Budge was guaranteed additional options to purchase 75,000 shares of Company common stock in each of 2006 and 2007. Each additional grant was made in two equal installments on March 1 and September 1 of each applicable year. All options were granted with an exercise price at the fair market value of the Company’s common stock on the grant date, with a term of five years and vesting over a three-year period from the date of grant. On July 28, 2006, our compensation committee approved an amendment to Mr. Budge’s employment agreement whereby Mr. Budge was granted 37,500 shares of restricted stock on September 1, 2006 instead of the stock option grant that he would have otherwise been entitled to receive. In addition, the compensation committee further approved the amendment to Mr. Budge’s employment agreement to grant him restricted stock instead of stock options for the future semiannual grants in 2007. The restricted stock was granted at a price per share of the par value of the stock, which is $0.001 per share, and has a four year vesting schedule. These shares vest in accordance with the terms and conditions of the 2000 Equity Incentive Plan, as amended, as follows: 25% of the restricted stock vests on each annual anniversary date of the grant date, subject to his continuing employment with the Company or its subsidiaries, through the applicable vesting date.

Mr. Carson. In April 2006, Gemstar-TV Guide International, Inc. entered into an employment agreement with Mr. Carson, which was subsequently amended in October 2006. Macrovision Solutions Corporation assumed the employment agreement, as amended, with Mr. Carson upon the close of the acquisition of Gemstar-TV Guide in May 2008. Mr. Carson’s employment agreement continues through March 15, 2010. Pursuant to the employment agreement, Mr. Carson is entitled to having his base salary adjusted on an annual basis for the percentage increase, if any, in the consumer price index. Mr. Carson is also provided a car allowance of eight hundred dollars per month. If the Company terminates Mr. Carson’s employment for any reason other than for cause (as defined in his employment agreement), death or disability or if Mr. Carson terminates his employment for a good reason (as defined in his employment agreement), Mr. Carson will be placed on contract payout status under which he may elect either to (i) remain employed by the Company and continue to receive compensation until the earlier to occur of the expiration of the term of his employment agreement and the date on which he obtains alternate employment (with a duty to actively seek alternate employment), or (ii) receive a negotiated lump-sum payment. If Mr. Carson’s employment terminates due to his death or disability, he would be entitled to his base salary through the date of termination to the extent not already paid. Mr. Carson is eligible for the retention program and may receive enhanced severance benefits under such program in the event of termination of employment other than for Cause or if Mr. Carson terminates his employment for Good Reason. However, Mr. Carson shall either receive amounts payable pursuant to the retention program or his employment agreement, but in no event shall Mr. Carson receive payments under both the retention program and his employment agreement.

2000 Equity Incentive Plan

As set forth in the Summary Compensation table and the Grants of Plan-Based Awards table, a certain number of our executives received options and restricted stock under our 2000 Equity Incentive Plan and the 2007 Long-Term Incentive Plan. On July 15, 2008, the stockholders of the Company approved the new 2008 Equity Incentive Plan and accordingly, after such date, the Company will no longer award any grants under the 2007 Long-Term Incentive Plan. The following description of the 2000 Equity Incentive Plan is a summary and therefore is qualified by reference to the complete text of the 2000 Equity Incentive Plan, a complete copy of which is filed with the SEC.

Eligibility. On July 15, 2008, the stockholders of the Company approved the new 2008 Equity Incentive Plan and accordingly, after such date, the Company will only use the 2000 Equity Plan to award grants to the Company’s chief executive officer.

No one person participating in the 2000 Equity Incentive Plan may receive options, stock appreciation rights, restricted stock, restricted stock units or performance shares for more than 1,500,000 shares of common stock in any single calendar year.

Should an option under the 2000 Equity Incentive Plan expire or terminate for any reason prior to exercise in full, the shares subject to the unexercised portion of the option will be available for subsequent awards under the 2000 Equity Incentive Plan. If restricted shares, shares subject to restricted stock units, performance shares or shares issued upon exercise of options are forfeited and if stock appreciation rights are forfeited or terminate before exercise, such shares will be available for subsequent awards under the 2000 Equity Incentive Plan. If stock appreciation rights are settled in shares, the number of shares available for future awards under the 2000 Equity Incentive Plan will be reduced by the number of shares of common stock that were subject to the rights exercised.

Option Grants: Price and Exercisability. The 2000 Equity Incentive Plan authorizes the plan administrator to grant nonstatutory stock options with an exercise price per share not be less than 100% of the fair market value of the common stock on the grant date. For purposes of establishing the exercise price and for all other valuation purposes under the 2000 Equity Incentive Plan, the fair market value of a share of common stock on any relevant date will be the closing price per share of common stock on that date, as reported on Nasdaq.

Awards granted under the 2000 Equity Incentive Plan in the form of options may be exercised in whole or in part and the purchase price may be paid in cash, other shares of our common stock, through a same day sale program, through a margin commitment program, or any combination of the foregoing. Options granted under the 2000 Equity Incentive Plan become exercisable at such time or times as the compensation committee may determine and provide in the option grant agreement. Awards granted in the form of options under the 2000 Equity Incentive Plan must be exercised within a period fixed by the compensation committee, which period currently is set as not exceeding five years from the date of the grant of the option. Options may expire before the end of the option period if the optionee’s service with Macrovision ceases for any reason, including death, disability, retirement or termination. No optionee will have any stockholder rights with respect to the option shares until the optionee has exercised the option, paid the exercise price and become a holder of record of the shares.

Termination of Service. Any option held by the optionee upon termination of service will cease to be exercisable three months following termination of service, unless otherwise provided in such person’s option agreement. Each such option will normally be exercisable only as to shares of common stock in which the optionee is vested at the time of termination. The compensation committee has complete discretion to accelerate the exercisability of such options in whole or in part (except with respect to the chief executive officer, in which case such discretion remains with the full board of directors). This discretion may be exercised at any time while the options remain outstanding.

In the event of a corporate transaction (such as dissolution or liquidation, merger with and into another entity, or sale of all or substantially all of our assets), the 2000 Equity Incentive Plan and any option or other award or portion thereof not exercised will terminate unless the 2000 Equity Incentive Plan and the options and other awards thereunder are assumed by the surviving corporation or new options or other awards in the successor corporation are substituted for Macrovision options or other awards. If the surviving corporation does not assume all outstanding stock option awards or make such substitutions, each optionee will have the right to exercise all of his or her options as of the date of the corporate transaction, regardless of their vesting schedule.

Summary of the 2008 Equity Plan

General. The following description of the 2008 Equity Incentive Plan (the “2008 Equity Plan”) is a summary and therefore is qualified by reference to the complete text of the 2008 Equity Plan, a complete copy of which is filed with the SEC. The purpose of the 2008 Equity Plan is to provide equity ownership incentives to current and prospective management, employees, non-employee directors and other service providers in order to incent and reward superior performance in achieving the Company’s long-term objectives, with the attendant rewards aligning with increased shareholder value as expressed in higher share prices.

Eligibility. The Company’s employees, consultants, independent contractors and non-employee directors, and those of the Company’s subsidiaries, are eligible to receive awards under the 2008 Equity Plan. The Company’s chief executive officer is not eligible to receive awards under the 2008 Equity Plan.

Terms and Conditions of Options. Each option is evidenced by a stock option agreement between the Company and the optionee and is subject to the following additional terms and conditions:

Exercise Price. The exercise price per share in the case of any option granted under the 2008 Equity Plan may not be less than 100% of the fair market value of the common stock on the grant date. For purposes of establishing the exercise price and for all other valuation purposes under the 2008 Equity Plan, the fair market value of a share of common stock on any relevant date will be the closing selling price per share of common stock on that date, as reported on Nasdaq. Except for adjustments upon changes in capitalization, stock split or dividend, merger or similar event, the 2008 Equity Plan prohibits the Company from decreasing the exercise price or purchase price of any outstanding award (including by means of cancellation or re-grant) without stockholder approval.

Exercise of Option; Form of Consideration. Awards granted under the 2008 Equity Plan in the form of options may be exercised in whole or in part and the purchase price may be paid in cash, other shares of the Company’s common stock, through a same day sale program, through a margin commitment program, or any combination of the foregoing. Options granted under the 2008 Equity Plan become exercisable at such time or times as the compensation committee may determine and provide in the option grant agreement. The compensation committee may accelerate the vesting and exercisability of all or any portion of an option at any time, including but not limited to options held by officers and non-employee directors upon the happening of certain events such as a merger.

No optionee will have any stockholder rights with respect to the option shares until the optionee has exercised the option, paid the exercise price and become a holder of record of the shares. During the optionee’s lifetime, the option may be exercised only by the optionee and options are not assignable or transferable other than by will or the laws of descent and distribution. However, the compensation committee may allow an optionee to transfer, for no consideration, non-statutory options to members of the optionee’s immediate family or to trusts or partnerships for the exclusive benefit of members of the optionee’s immediate family.

Term of Option. Awards granted in the form of options under the 2008 Equity Plan must be exercised within a period fixed by the compensation committee, which period currently is set as not exceeding seven years from the date of the grant of the option. Options may expire before the end of the option period if the optionee’s service with the Company ceases for any reason, including death, disability, retirement or termination.

Termination of Service. Any option held by the optionee upon termination of service will cease to be exercisable 3 months following termination of service (12 months in the case of options granted to non-employee directors), unless otherwise provided in such person’s option agreement. Each such option will normally be exercisable only as to shares of common stock in which the optionee is vested at the time of termination. The compensation committee has complete discretion to accelerate the exercisability of such options in whole or in part or to extend the period in which optionees may exercise vested equity awards after termination of service. This discretion may be exercised at any time while the options remain outstanding. If an optionee’s service terminates for cause (as defined in the 2008 Equity Plan), any option held by the optionee shall immediately terminate and be of no further force and effect, unless otherwise provided by the Administrator.

Generally, if an optionee’s employment terminates as a result of optionee’s retirement, disability or death, all outstanding options that were vested and exercisable as of the optionee’s termination date may be exercised for twelve months following the optionee’s termination date but in no event after the expiration date. The compensation committee has the authority to extend the period of time for which an award is to remain exercisable following an optionee’s termination (taking into account limitations and consequences under the Code) but not beyond the expiration of the term of the award.

Terms and Conditions of Stock Awards.

Restricted Stock Awards. The 2008 Equity Plan authorizes the compensation committee to grant restricted stock awards. A restricted stock award is an award entitling the recipient to receive shares of our common stock or to receive the economic equivalent of shares of our common stock subject to such restrictions and conditions as the compensation committee may determine, at a purchase price and for such consideration as the compensation committee may determine. Such restricted stock awards may, at the discretion of the compensation committee, be based on continuing employment (or other business relationship) with the Company and its subsidiaries or the achievement of pre-established performance goals and objectives.

Performance Shares. The 2008 Equity Plan also authorizes the compensation committee to grant performance shares, entitling the recipient to receive a prescribed number of shares of the Company’s common stock, upon the achievement of performance goals and objectives as determined by the compensation committee based upon criteria set forth in the 2008 Equity Plan. The 2008 Equity Plan is designed to permit the Company to provide compensation in shares of stock that qualifies as performance-based compensation under Section 162(m) of the Code. Each performance share will have an initial value equal to the fair market value of the underlying shares of common stock on the grant date.

The performance criteria set forth in the 2008 Equity Plan that may be used by the compensation committee in establishing the performance goals and objectives for vesting of performance shares and other types of awards are net earnings (either before or after interest, taxes, depreciation and amortization, and other non-cash or nonrecurring items), net losses, sales or revenue, operating income, operating cash flow, return on net assets, return on stockholders’ equity, return on assets, return on capital, stockholder returns, gross or net profit margin, earnings per share, price per share of our common stock, and market share, any of which may be measured either in absolute terms or as compared to any incremental increase or as compared to results of a peer group.

Nontransferability. Generally, stock options and stock appreciation rights granted under the 2008 Equity Plan are not transferable other than by will or the laws of descent and distribution or to a designated beneficiary upon the awardee’s death. The compensation committee may in its discretion make a stock option or stock appreciation right transferable (other than for value) to an awardee’s family member or any other person or entity as it deems appropriate.

Adjustments upon Changes in Capitalization, Dissolution, Merger or Asset Sale. If any change of common stock occurs (through a recapitalization, stock dividend, stock split, reorganization, merger or similar change affecting our common stock), the Company will make appropriate adjustments in the number and kind of shares covered by each outstanding option or other award granted under the 2008 Equity Plan, the maximum number of shares reserved for issuance under the 2008 Equity Plan, the number of equity awards that can be granted to any one individual participant in a single calendar year, and the exercise price per share in respect of each outstanding option or other award in order to prevent dilution or enlargement of benefits thereunder.

In the event of a corporate transaction (such as dissolution or liquidation, merger with and into another entity, or sale of all or substantially all of our assets), the compensation committee, in its discretion, may provide for the assumption or substitution of each outstanding award, may accelerate the exercise date of options, may terminate any restrictions or performance conditions on stock awards, and may cancel awards that have not been exercised or are not vested, including for a cash payment to the optionee. Additionally, the compensation committee may accelerate the vesting and exercisability of all or any portion of an option upon the happening of such events.

Section 162(m) Limitations. Section 162(m) of the Code generally disallows a tax deduction to a public company for compensation in excess of $1 million paid in a year to the Company’s chief executive officer or any of the three other most highly compensated officers, not including the chief financial officer. Stock options and other stock awards may qualify as performance-based compensation if the Company satisfies certain requirements in connection with the plan under which the awards are granted. Among other requirements, the plan must be stockholder-approved and must contain a limit on the number of shares that may be granted to any one individual under the plan during a specified period. Accordingly, the 2008 Equity Plan provides that no awardee may be granted equity awards covering more than 1,500,000 shares in any calendar year.

Additional requirements apply to certain forms of compensation, such as stock awards other than stock options and stock appreciation rights, in order for them to qualify as performance-based compensation, including a requirement that payment of the value of the awards be contingent upon achievement of performance goals that are established in a manner specified under Section 162(m) of the Code.

Although the Company sought stockholder approval of the 2008 Equity Plan in a manner that will allow awards granted thereunder to qualify as performance-based compensation under Section 162(m), it does not guarantee that awards granted hereunder will so qualify and the Company from time to time may choose to grant awards that cannot so qualify. To continue to comply with Section 162(m), the Company will be required to seek stockholder approval of the qualifying performance criteria again in 2013.

Amendment and Termination of the 2008 Equity Plan. The 2008 Equity Plan does not have an expiration date. The Company’s board of directors may, at any time, amend or discontinue the 2008 Equity Plan, and the compensation committee may amend or cancel any option for any lawful purpose, but no action can adversely affect rights under any outstanding option without the optionee’s consent. Except for adjustments upon changes in capitalization, stock split or dividend, merger or similar event, the 2008 Equity Plan prohibits the Company from decreasing the exercise price or purchase price of any outstanding award (including by means of cancellation or re-grant) without stockholder approval. Without further stockholder approval, no incentive stock option may be granted after July 15, 2018.

Outstanding Equity Awards at 2008 Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards for the fiscal year ended December 31, 2008 to the Named Executives.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares of Stock That Have Not Vested (#)(g)		Market Value of Shares of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Alfred J. Amoroso	500,000	—		—	$22.95	7/5/10	460,000	(9)	$5,819,000	—	—
President and Chief Executive Officer	109,375	15,625	(1)	—	$20.90	3/1/11
	—	575,000	(2)	—	$13.53	6/1/13
	—	80,000	(3)	—	$15.52	9/1/15

James Budge	97,229	—		—	$18.57	9/6/10	75,000	(10)	$948,750	—	—
Chief Financial Officer	20,316	4,688	(4)	—	$20.90	3/1/11
	—	200,000	(5)	—	$13.53	6/1/13

Thomas Carson,	—	170,000	(6)	—	$13.53	6/1/13	—		—	—	—
Executive Vice President, Worldwide Sales and Services

Stephen Yu,	76,166	20,834	(7)	—	$22.76	5/1/11	21,750	(11)	$275,138	—	—
Executive Vice President & General Counsel	5,312	2,188	(8)	—	$20.56	7/28/11
	—	170,000	(6)	—	$13.53	6/1/13

During 2008, the Named Executives (other than Mr. Carson) received option grants under the 2000 Equity Incentive Plan and Mr. Carson received option grants under the 2007 Long-Term Incentive Plan. All such option grants were at exercise prices equal to the fair market value of our common stock on the grant dates. Except for the September 1, 2008 grant to Mr. Amoroso, these options vest over a three-year period after grant, subject to the Named Executive’s continued employment with the Company. All options granted to the Named Executives in 2008 expire five years from the grant date, unless the participant’s employment with the Company terminates before the end of such five-year period. With respect to the September 1, 2008 grant to Mr. Amoroso, those options vest over a four-year period after grant, subject to Mr. Amoroso’s continued employment with the Company, and expire seven years from the grant date, unless Mr. Amoroso’s employment with the Company terminates before the end of such seven-year period. Mr. Amoroso also received restricted stock grants in 2008, which vest over a four-year period after the grant date subject to his continued employment with the Company.

Market value of shares of restricted stock that have not vested is calculated by multiplying the number of shares of stock that have not vested by the closing market price of our common stock at December 31, 2008, which was $12.65.

(1)	Of the shares underlying unvested options, approximately 5,209 will vest on the 1st of each month through March 1, 2009.

(2)	Of the shares underlying unvested options, 95,836 will vest on June 1, 2009, approximately 15,972 will vest on the 1st of each month commencing on July 1, 2009 through June 1, 2010 and approximately 23,958 will vest on the 1st of each month thereafter through June 1, 2011.

(3)	Of the shares underlying unvested options, 20,000 will vest on September 1, 2009 and approximately 1,667 will vest on the 1st of each month thereafter through September 1, 2011.

(4)	Of the shares underlying unvested options, approximately 1,562 options will vest on the 1st of each month through March 1, 2009.

(5)	Of the shares underlying unvested options, 33,335 will vest on June 1, 2009, approximately 5,555 will vest on the 1st of each month commencing on July 1, 2009 through June 1, 2010 and approximately 8,333 will vest on the 1st of each month thereafter through June 1, 2011.

(6)	Of the shares underlying unvested options, 28,334 will vest on June 1, 2009, approximately 4,722 will vest on the 1st of each month commencing on July 1, 2009 through June 1, 2010 and approximately 7,803 will vest on the 1st of each month thereafter through June 1, 2011.

(7)	Of the shares underlying unvested options, approximately 4,166 will vest on the 1st of each month through May 1, 2009.

(8)	Of the shares underlying unvested options, approximately 312 will vest on the 28th of each month through July 28, 2009.

(9)	These shares vest as follows: 2009 – 146,250 shares; 2010 – 146,250 shares; 2011 – 115,000 shares; and 2012 – 52,500 shares.

(10)	These shares vest as follows: 2009 – 28,125 shares; 2010 – 28,125 shares and 2011 – 18,750 shares.

(11)	These shares vest as follows: 2009 – 7,875 shares; 2010 – 7,875 shares and 2011 – 6,000 shares.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to option exercises and stock awards acquired on vesting during the fiscal year ended December 31, 2008 to the Named Executives.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise (1) ($)(c)	Number of Shares Acquired on Vesting (2)(#)(d)	Value Realized on Vesting (3) ($)(e)
Alfred J. Amoroso President and Chief Executive Officer	—	—	93,750	$1,447,719
James Budge Chief Financial Officer	—	—	28,125	$434,316
Thomas Carson, Executive Vice President, Worldwide Sales and Services	—	—	—	—
Stephen Yu, Executive Vice President & General Counsel	—	—	7,875	$121,668

(1)	Calculated based upon the closing market price of our common stock on the date of exercise less the exercise price of such shares.
(2)	Represents the vesting of restricted stock.
(3)	The value realized is calculated by multiplying the number of shares of restricted stock vested by the closing market price of our common stock on the vesting date, less the par value of the stock issued.

Potential Payments Upon Termination or Change of Control

We entered into executive severance and arbitration agreements with: Mr. Budge in September 2005 and Mr. Yu in May 2006, each in connection with his employment with Macrovision. We amended the agreements of Mr. Budge and Mr. Yu in August 2007 to reflect new tax regulations. Under the agreements, in the event of a change in control of Macrovision, each of these executives is entitled to receive minimum severance payments in the form of twelve months of salary continuation calculated on base salary (excluding bonus) upon termination of employment for any reason other than cause. In addition, upon such event all unvested stock awards held by these executives shall become immediately vested. The only severance payments payable to these executives are those that require (1) a “change in control” of Macrovision and (2) the executive’s termination of employment by the Company without cause or by the executive with “good reason.” The executives are also entitled to receive all welfare benefits we have provided to them immediately prior to a “change in control” during the period we are obligated to make their severance payments, or if sooner, until the executive is entitled to welfare benefits from any entity employing the executive after the executive’s employment with the Company terminates. The executive’s right to receive benefits under these agreements, including the executive’s right to exercise any options that have accelerated under these agreements, will cease if the executive accepts employment with one of our competitors. In addition, the executive agrees not to solicit, for one year following termination any employee of ours to work for another business.

We entered into an executive severance and arbitration agreement with Mr. Amoroso in July 2005 in connection with his employment with Macrovision. We amended the agreement with Mr. Amoroso in August 2007 to reflect new tax regulations. Under the agreement, in the event the Company terminates Mr. Amoroso’s employment for any reason other than cause or he terminates his employment with “good reason” during the period beginning four months prior to a change in control of the Company and ending twelve months following the change in control, Mr. Amoroso is entitled to receive minimum severance payments in the form of twelve months of salary continuation calculated on base salary (excluding bonus) in effect four months before the change of control or at the time of termination of employment, whichever is greater. In such event, all of Mr. Amoroso’s unvested stock awards will immediately vest, and Mr. Amoroso would be entitled to an additional tax “gross-up” payment if the payment of severance, accelerated vesting and continuation of benefits result in him incurring an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. In the event that Mr. Amoroso’s employment is terminated by the Company without cause or Mr. Amoroso voluntarily terminates his employment with good reason, but not within the period surrounding a change in control of the Company specified above, Mr. Amoroso is entitled to receive a lump sum severance payment equal to 12 months of regular base salary in effect at the time of the termination of his employment, and the vesting of stock awards held by Mr. Amoroso accelerate such that the number of stock options that would have vested and become exercisable within 12 months following the termination date become vested and exercisable as of the termination date and the number of shares of restricted stock that would have vested within 12 months following the termination date become vested as of the termination date. In either situation, Mr. Amoroso is also entitled to receive all welfare benefits we have provided to him immediately prior to his termination during the period we are obligated to make his severance payments, or if sooner, until he is entitled to welfare benefits from any entity employing him after his termination by the Company. In addition, he has agreed not to solicit, for one year following termination, any employee of ours to work for another business.

Mr. Amoroso is not entitled to any payments from the Company in the event his employment by the Company terminates as a result of his voluntary termination, other than for “good reason” or his involuntary termination by the Company for “cause.” In the event that the Company had terminated Mr. Amoroso’s employment without “cause” or he had voluntarily terminated with “good reason” on December 31, 2008, in each case not occurring in connection with a “change in control” of the Company, Mr. Amoroso would be entitled to a lump sum severance payment of $550,000, accelerated vesting of stock options having no value, accelerated vesting of restricted stock having a value of $1,849,916, and healthcare benefit continuation having a value of $28,444, for a total value of $2,428,360. In the event that the Company had terminated Mr. Amoroso’s employment without “cause” or he had voluntarily terminated with “good reason” on December 31, 2008, and this was within four months prior or 12 months following a “change in control” of the Company, then

Mr. Amoroso would be entitled to a lump sum severance payment of $550,000, accelerated vesting of stock options having no value, accelerated vesting of restricted stock having a value of $5,818,540, healthcare benefit continuation having a value of $28,444, for a total value of $6,396,984.

Mr. Carson is not entitled to any payments from the Company in the event his employment by the Company terminates as a result of his voluntary resignation, other than for “good reason” or his involuntary termination by the Company for “cause.” In the event that the Company had terminated Mr. Carson’s employment without “cause” or he had voluntarily terminated with “good reason” on December 31, 2008, Mr. Carson would have been placed on contract payout status under which he may elect either to (i) remain employed by the Company and continue to receive compensation until the earlier to occur of March 15, 2010 (the expiration of the term of his employment agreement) and the date on which he obtains alternate employment (with a duty to actively seek alternate employment), or (ii) receive a negotiated lump-sum payment.

None of our Named Executives other than Mr. Amoroso and Mr. Carson is entitled to any payments from the Company in the event his or her employment by the Company terminates as a result of death or disability, or as the result of the voluntary or involuntary termination of his or her employment not in connection with a “change in control” of the Company.

In the event that the Company had terminated the employment of Messrs. Budge or Yu without “cause” or he had voluntarily terminated with “good reason” on December 31, 2008, and this was within four months prior or 12 months following a “change in control” of the Company, then such Named Executives would be entitled to the following payments: Mr. Budge would be entitled to a lump sum severance payment of $350,000, accelerated vesting of stock options having no value, accelerated vesting of restricted stock having a value of $948,675, and healthcare benefit continuation having a value of $45,401, for a total value of $1,344,076. Mr. Yu would be entitled to a lump sum severance payment of $300,000, accelerated vesting of stock options having no value, accelerated vesting of restricted stock having a value of $275,116, and healthcare benefit continuation having a value of $45,401, for a total value of $620,517.

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation for Fiscal 2008

Cash Compensation. Each of the Company’s non-employee directors, except for the chairman of the board, received an annual cash retainer of $35,000, and the chairman of the board received an annual cash retainer of $55,000. In addition, each of the Company’s non-employee directors received a one-time “Startup Year Fixed Meeting Fee Retainer” in the amount of $15,000 per director, which is intended to be a retainer for services rendered for the period running from May 2, 2008 through May 2, 2009.

Additionally, each director serving on the committees of the Company’s board of directors also received annual cash retainers in the following amounts: the chairs of the audit and compensation committee each received $20,000; the other members of each of the audit and compensation committees each received $10,000; the chair of the corporate governance and nominating committee received $10,000; and the other members of the corporate governance and nominating committee each received $5,000.

Each of above-mentioned cash retainers is paid in four equal quarterly installments on the first day of January, April, July and October to those directors who are serving on the board of directors on such payment dates. Non-employee directors are also reimbursed for customary and usual travel expenses incurred attending Company meetings.

Options. In addition to the compensation set forth above, each non-employee director received options granted under the 2008 Equity Plan. Under the 2008 Equity Plan, each director received an automatic initial option grant to purchase 60,000 shares of common stock on the date on which such person first becomes a non-employee director. The initial option grants to the Company’s current non-employee directors were granted on July 15, 2008. The initial option grants vest monthly over a three-year period. Employee directors who terminate employment and continue as non-employee directors are not eligible to receive this initial grant. On the date of the Company’s annual stockholders’ meeting each year beginning with the meeting to be held in 2009, each non-employee director, if he or she continues serving as a member of the Company’s board of directors, will receive an automatic annual option grant to purchase 30,000 shares of common stock. These annual option grants vest monthly over a one-year period.

The table below summarizes the compensation paid by the Company to our Directors, other than Mr. Amoroso, for the fiscal year ended December 31, 2008.

Name (a)	Fees earned or paid in cash ($)(b)		Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)
Alan L. Earhart	$52,500	*	—	$40,152	—	—	$5,457	$98,109
Andrew K. Ludwick	$67,500		—	$203,532	—	—	$6,296	$277,328
Robert J. Majteles	$67,000		—	$220,980	—	—	—	$287,980
James E. Meyer	$45,000	*	—	$40,152	—	—	$2,448	$87,600
James P. O’Shaughnessy	$52,500	*	—	$40,152	—	—	$14,257	$106,909
Ruthann Quindlen	$52,500	*	—	$40,152	—	—	$20,488	$113,140

*	Amounts reflect payments made since May 2, 2008, the date on which such person became a member of the Macrovision Solutions Corporation Board of Directors.

Amounts disclosed under “Fees earned or paid in cash” for Mr. Ludwick and Mr. Majteles include fees paid for serving on the board of directors of Macrovision Corporation prior to May 2, 2008 in the following amounts: Mr. Ludwick—$7,500 (quarterly retainer fee) and Mr. Majteles—$10,250 (quarterly retainer fee plus per meeting fees for committees of the board). Amounts disclosed under “All Other Compensation” consist of (i) expense reimbursement for attending meetings of the board of directors and its committees and (ii) the taxable value of attending the Company’s President Club meeting in the following amounts: Mr. Earhart—$5,457; Mr. Ludwick—$6,296; Mr. O’Shaughnessy—$4,797; and Ms. Quindlen—$19,578.

Amounts disclosed under “Option Awards” is computed in accordance with FAS 123(R). Each of Messrs. Earhart, Ludwick, Majteles, Meyer and O’Shaughnessy and Ms. Quindlen was granted options to purchase 60,000 shares on July 15, 2008 at an exercise price of $14.29 per share. In addition, Mr. Majteles was granted options to purchase 15,000 shares on February 9, 2008 at an exercise price of $16.50 per share pursuant to Macrovision Corporation’s director compensation in effect prior to the acquisition of Gemstar. During 2008, none of the directors exercised any options.

As of December 31, 2008, the following directors held the following aggregate number of options outstanding: Mr. Earhart – 60,000 shares, of which 6,250 shares are exercisable; Mr. Ludwick—115,000 shares, of which 53,472 shares are exercisable; Mr. Majteles—135,000 shares, of which 75,416 shares are exercisable; Mr. Meyer—60,000 shares, of which 6,250 shares are exercisable; Mr. O’Shaughnessy—60,000 shares, of which 6,250 shares are exercisable; and Ms. Quindlen—60,000 shares, of which 6,250 shares are exercisable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows how much of our common stock was beneficially owned as of February 18, 2009 by each director, each executive officer named in the summary compensation table, all executive officers and directors as a group, and by each holder of 5% or more of our common stock. To our knowledge and except as set forth in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o Macrovision Solutions Corporation, 2830 De La Cruz Boulevard, Santa Clara, CA 95050.

The option column below reflects shares of common stock that are subject to options that are currently exercisable or are exercisable within 60 days of February 18, 2009. Those shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options, but are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. Percentage ownership is based on 100,970,031 shares outstanding on February 18, 2009. Certain options listed below may have exercise prices in excess of the current fair market value of our common stock.

Beneficial Owner	Shares	Options	Total	Percent of Class
OZ Management, LP (1)	9,743,841	0	9,743,841	9.65%
Glenview Capital Management, LLC (2)	5,949,033	0	5,949,033	5.89%
Barclays Global Investors, NA (3)	5,272,179	0	5,272,179	5.22%
Alfred J. Amoroso (4)	573,174	625,007	1,198,181	1.19%
James Budge (5)	94,903	122,233	217,136	*
Stephen Yu (6)	28,283	99,082	127,365	*
Robert J. Majteles	0	86,250	86,250	*
Andrew K. Ludwick	0	61,805	61,805	*
Alan L. Earhart	0	11,250	11,250	*
James E. Meyer	4,824	11,250	16,074	*
James P. O’Shaugnessy	0	11,250	11,250	*
Ruthann Quindlen	3,247	11,250	14,497	*
Thomas Carson	0	0	0	*
All executive officers and directors as a group (10 persons)	704,431	1,039,377	1,743,808	1.73%

*	Less than one percent
(1)

Based solely on, and in reliance upon, and without independent investigation of, information provided by OZ Management, LP in a Schedule 13G/A filed with the SEC on February 17, 2009. OZ Management, LP has sole investment and voting power with respect to all of the shares. The address of OZ Management, LP is 9 West 57th Street, 39th Floor, New York, New York 10019.

(2)	Based solely on, and in reliance upon, and without independent investigation of, information provided by Glenview Capital Management, LLC in a Schedule 13G/A filed with the SEC on February 17, 2009. Glenview Capital Management, LLC has sole investment and voting power with respect to all of the shares. The address of Glenview Capital Management, LLC is 767 Fifth Avenue, 44th Floor, New York, New York 10153.
(3)	Based solely on, and in reliance upon, and without independent investigation of, information provided by Barclays Global Investors, NA in a Form 13G filed with the SEC on February 5, 2009. Barclays Global Investors, NA has sole voting power with respect to 1,715,991 of the shares and sole investment power with respect to 2,053,179 of the shares. Barclays Global Fund Advisors has sole voting power with respect to 2,686,449 of the shares and sole investment power with respect to 3,157,618 of the shares. Barclays Global Investors, Ltd. has sole voting power with respect to 4,481 of the shares and sole investment power with respect to 61,382 of the shares. The address of Barclays is 400 Howard Street, San Francisco, California 94105.
(4)	Shares beneficially owned include 460,000 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning September 1, 2006. The restrictions lapse as follows: 146,250 shares released in 2009, 146,250 shares released in 2010, 115,000 shares released in 2011, and 52,500 shares released in 2012. Also includes 49,000 shares held of record by a trust of which Mr. Amoroso is the trustee and 5,000 shares held of record by Mr. Amoroso in a personal IRA account. Excludes 6,000 shares held of record by an unrelated trustee in three trusts established by Mr. Amoroso for his children.

(5)	Shares beneficially owned include 75,000 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning September 1, 2006. The restrictions lapse as follows: 28,125 shares released in 2009, 28,125 shares released in 2010, and 18,750 shares released in 2011.
(6)	Shares beneficially owned include 21,750 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning July 28, 2006. The restrictions lapse as follows: 7,875 shares released in 2009, 7,875 shares released in 2010, and 6,000 shares released in 2011.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2008. Our 2008 Equity Incentive Plan, 2008 Employee Stock Purchase Plan, 2000 Equity Incentive Plan, as amended, 2007 Long Term Incentive Plan and 1996 Equity Incentive Plan were all approved by our stockholders. We do not have any non-stockholder approved equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	8,133,235	(1)	$17.05	23,328,337	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	8,133,235		$17.05	23,328,337

(1)	Excludes purchase rights accruing under the 2008 Employee Stock Purchase Plan. Under these plans, each eligible employee may purchase shares of common stock with accumulated payroll deductions on the last business day in January and July of each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of our common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing market price per share on the semi-annual purchase date. As of December 31, 2008, the number of securities to be issued upon exercise of outstanding options, warrants and rights had a weighted average contractual remaining life of 4.1 years.
(2)	Includes 3,314,962 shares that remain available under the 2000 Equity Incentive Plan, 12,513,375 shares that remain available under the 2008 Equity Incentive Plan and 7,500,000 shares that remain available under the 2008 Employee Stock Purchase Plan. No shares remain available under the 1996 Equity Incentive Plan or the 2007 Long Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From January 1, 2008 to the date of this report, there have not been any transactions, and there are currently no proposed transactions, in which the amount involved exceeded $120,000 to which we or any of our subsidiaries were or are to be a party and in which any executive officer, director, nominee for director, 5% beneficial owner of our common stock or member of their immediate family had or will have a direct or indirect material interest, except as described above under “Executive Compensation.” There are no business relationships between us and any entity of which a director of Macrovision is an executive officer or of which a director of Macrovision owns an equity interest in excess of 10%, involving indebtedness in excess of 5% of our total consolidated assets for 2008 or involving payments for property or services in excess of 5% of our (or the other entity’s) consolidated gross revenues for 2008.

Procedures for Approval of Related Party Transactions

We have a number of policies, procedures and practices that relate to the identification, review and approval of related party transactions. In accordance with our Corporate Governance Guidelines, our Board reviews the relationships that each director has with the Company and shall endeavor to have a majority of directors that are “independent directors” as defined by the SEC and Nasdaq rules. As part of the review process, the Company distributes and collects questionnaires that solicit information about any direct or indirect transactions with Macrovision from each of our directors and officers and legal counsel reviews the responses to these questionnaires and reports the any related party transactions to the Audit Committee. We may enter into arrangements in the ordinary course of our business that involve Macrovision receiving or providing goods or services on a non-exclusive basis and at arms-length negotiated rates or in accordance with regulated price schedules with corporations and other organization in which a Macrovision director, executive officer or nominee for director may also be a director, trustee or investor, or have some other direct or indirect relationship.

Our Code of Personal and Business Conduct and Ethics requires all directors, officers and employees to avoid any situation that involves an actual or apparent conflict of interest in personal and professional relationships or with their duty to, or with any interest of, Macrovision. Depending on the nature of the potential conflict, such related party transactions involving an employee require approval by our Ethics Compliance Officer, Chief Financial Officer or Chief Executive Officer. If such transaction is determined to be material to the Company by our Ethics Compliance Officer, Chief Financial Officer or Chief Executive Officer, our Audit Committee must review and approve in writing in advance such related party transactions. All related party transactions involving the Company’s directors or executive officers or members of their immediate families must be reviewed and approved in writing in advance by the Company’s Audit Committee.

Independence of Directors

As required by the Nasdaq Global Select Market’s (“Nasdaq”) listing standards, a majority of the members of our board must qualify as “independent,” as affirmatively determined by our board. Our board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and Macrovision, our executive officers and our independent registered public accounting firm, the board has affirmatively determined that a majority of our board is comprised of independent directors. Our independent directors as of December 31, 2008 were Messrs. Earhart, Ludwick, Majteles, Meyer and O’Shaughnessy and Ms. Quindlen.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Macrovision Solutions Corporation’s annual financial statements for 2008, and fees billed for other services rendered by Ernst & Young LLP during 2008. Ernst & Young LLP was selected as the Company’s principal accountant on June 5, 2008. KPMG LLP was the principal accountant for Macrovision Corporation in 2007 and Ernst & Young LLP was the principal accountant for Gemstar-TV Guide International, Inc. in 2007. KPMG LLP and Ernst & Young LLP’s fees were disclosed in each respective company’s 2007 10-K.

Type of Fees	Fee Amounts Fiscal 2008
Audit Fees (1)	$2,110,000
Audit-Related Fees (2)	253,000
Tax Fees (3)	25,000
All Other Fees	—

Total Fees	$2,388,000

(1)	Audit Fees consist of fees for: professional services rendered for the audit of our consolidated financial statements included in our annual report and the review of our interim financial statements included in our quarterly reports; statutory audits of our subsidiaries; services provided in connection with the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002; and services that are normally provided by Ernst & Young LLP in connection with regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for services in connection with carve-out financial statements of the media properties and the audit of the Gemstar employee benefit plan.
(3)	Tax Fees consist of fees for tax compliance and tax advice.

The audit committee must pre-approve all audit, review or attest services and, except as provided below, all non-audit services provided by our independent registered public accounting firm. However, for de minimis nonaudit services, the audit committee may approve such services after the fact if the following conditions are met:

•

the aggregate amount of all such services provided constitutes no more than 5% of the total amount of revenues paid by us to our accounting firm during the fiscal year in which the services are provided;

•	such services were not recognized by us at the time of engagement as being non-audit services; and

•	such services are promptly brought to the attention of the audit committee and approved by the audit committee prior to completion of the audit.

During 2008, all such services were pre-approved by the audit committee in accordance with the audit committee pre-approval policy that is attached as an exhibit to our audit committee charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

All schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

3.	Exhibits

Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.01	Agreement and Plan of Merger dated November 5, 2007 by and among Macrovision Corporation, Aspen Acquisition Corp., All Media Guide Holdings, Inc., Digital On-Demand, Inc. (a Delaware corporation), and Digital On-Demand, Inc. (a California corporation) as Representative	8-K	11/9/07	10.1

2.02	Asset Purchase Agreement dated November 17, 2007 by and among Macrovision Corporation, Macrovision International Holding Limited Partnership and Cryptography Research, Inc.	8-K/A	12/18/07	10.1

2.03	Agreement and Plan of Mergers, dated as of December 6, 2007, among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub, Inc. and Gemstar-TV Guide International, Inc	8-K	5/5/08	2.1

2.04	Company Voting and Support & Registration Rights Agreement, dated as of December 6, 2007, among News Corporation, Saturn Holding Corp and Macrovision Corporation	425	12/7/07	2.02

2.05	Asset Purchase Agreement dated February 13, 2008 by and among Macrovision Corporation and Flexco Holding Company, Inc. (a Delaware corporation later renamed Acresso Software Inc.).	8-K	2/21/08	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.06	Asset Purchase Agreement dated October 10, 2008 by and among TV Guide Magazine Group, Inc., Sample Media, LLC, and, solely with respect to Sections 2.7, 6.2 and 6.3, Macrovision Solutions Corporation	8-K	10/14/08	10.1

2.07	Equity Purchase Agreement dated December 17, 2008 by and among Gemstar-TV Guide International, Inc., UV Corporation, TV Guide Entertainment Group, Inc., TVGN Holdings, LLC and solely with respect to Sections 9.5, 9.7, 9.8 and 9.9 and Articles XI and XIII, Macrovision Solutions Corporation (agreement subsequently terminated)				X

2.08	Equity Purchase Agreement dated January 5, 2009, by and among Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation, Macrovision Solutions Corporation, and Lions Gate Entertainment, Inc.	8-K	1/9/09	10.1

3.01	Certificate of Incorporation of Macrovision Solutions Corporation dated December 4, 2007, as amended on January 11, 2008	424B3	4/1/08	Annex F

3.02	Bylaws of Macrovision Solutions Corporation	424B3	4/1/08	Annex G

4.01	Indenture, dated August 23, 2006 among Macrovision Corporation and The Bank of New York Trust Company, N.A.	8-K	8/23/06	4.1

4.02	Global Note representing the Macrovision Corporation 2.625% Convertible Senior Notes due 2011	8-K	8/23/06	4.2

4.03	Call Option Transaction Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.4

4.04	Warrant Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.5

4.05	Form of Common Stock Certificate	S-3	7/15/08	4.1

4.06	Non-Contingent Warrant to Purchase Macrovision Common Stock with Cryptography Research, Inc.	10-K/A	2/29/08	4.06

4.07	Contingent Warrant to Purchase Macrovision Common Stock (Studio Warrant) with Cryptography Research, Inc.	10-K/A	2/29/08	4.07

4.08	Contingent Warrant to Purchase Macrovision Common Stock (Unit Warrant) with Cryptography Research, Inc.	10-K/A	2/29/08	4.08

4.09	Indenture, dated May 2, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Guarantors listed on the signature pages thereto, and The Bank of New York Trust Company, N.A.	8-K	5/5/08	4.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

4.10	Form of Global Note representing the Macrovision Solutions Corporation and Macrovision Corporation 11% Senior Notes due 2013.	8-K	5/5/08	4.2

4.11	Supplemental Indenture No. 1 to Indenture, dated May 1, 2008, among Macrovision Solutions Corporation, Macrovision Corporation and the Bank of New York Trust Company, N.A.	8-K	5/5/08	4.3

10.01	Purchase Agreement, dated April 29, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Initial Guarantors listed therein, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	5/5/08	10.1

10.02	Credit Agreement, dated May 2, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Guarantors party thereto, the Lenders party thereto, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A.	8-K	5/5/08	10.2

10.03	Registration Rights Agreement, dated August 23, 2006, among Macrovision Corporation, J.P. Morgan Securities Inc. and Cowen and Company, LLC	8-K	8/23/06	10.1

10.04	Macrovision Solutions Corporation 2008 Equity Incentive Plan **	S-8	7/23/08	10.01

10.05	Macrovision Solutions Corporation 2008 Employee Stock Purchase Plan **	S-8	7/23/08	10.02

10.06	Macrovision Corporation 2000 Equity Incentive Plan **	DEF14A	3/16/06	Annex A

10.07	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (U.S.) pursuant to Macrovision Solutions Corporation 2008 Equity Incentive Plan	10-Q	11/6/08	10.04

10.08	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (Director grant form) pursuant to Macrovision Solutions Corporation 2008 Equity Incentive Plan	10-Q	11/6/08	10.05

10.09	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (U.S.) pursuant to Macrovision Solutions Corporation 2008 Equity Incentive Plan	10-Q	11/6/08	10.06

10.10	2009 Senior Executive Company Incentive Plan **	8-K	2/11/09	10.01

10.11	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39

10.12	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.13	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10

10.14	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11

10.15	Form of Indemnification Agreement entered into by Macrovision Corporation with each of its directors and executive officers				X

10.16	Executive Severance and Arbitration Agreement with Alfred J. Amoroso dated August 6, 2007 **	8-K	8/7/07	10.1

10.17	Executive Severance and Arbitration Agreement with James Budge dated August 6, 2007 **	10-Q	8/8/07	10.06

10.18	Form of Executive Severance and Arbitration Agreement **	10-Q	8/8/07	10.05

10.19	Employment Agreement with Thomas Carson dated January 27, 2006, as amended on October 12, 2006 **				X

10.20	Charter of the Audit Committee of the Board of Directors				X

10.21	Summary of Director Compensation **				X

14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01

21.01	List of subsidiaries				X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

23.02	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification				X

32.02	Section 1350 Certification				X

**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of February, 2009.

MACROVISION SOLUTIONS CORPORATION

By:	/s/ ALFRED J. AMOROSO
Alfred J. Amoroso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ ALFRED J. AMOROSO Alfred J. Amoroso	President, Chief Executive Officer and Director	February 28, 2009

Principal Financial Officer:

/s/ JAMES BUDGE James Budge	Chief Financial Officer	February 28, 2009

Principal Accounting Officer:

/s/ PETER C. HALT Peter C. Halt	Chief Accounting Officer	February 28, 2009

Additional Directors:

/s/ ANDREW K. LUDWICK Andrew K. Ludwick	Chairman of the Board of Directors	February 28, 2009

/s/ ALAN L. EARHART Alan L. Earhart	Director	February 28, 2009

/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	February 28, 2009

/s/ JAMES E. MEYER James E. Meyer	Director	February 28, 2009

/s/ JAMES P. O’SHAUGHNESSY James P. O’Shaughnessy	Director	February 28, 2009

/s/ RUTHANN QUINDLEN Ruthann Quindlen	Director	February 28, 2009

MACROVISION SOLUTIONS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Macrovision Solutions Corporation

We have audited the accompanying consolidated balance sheet of Macrovision Solutions Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Macrovision Solutions Corporation and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macrovision Solution Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Macrovision Solutions Corporation:

We have audited the accompanying consolidated balance sheet of Macrovision Solutions Corporation and subsidiaries (the Company), successor registrant to Macrovision Corporation, as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Solutions Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified-prospective method.

/s/ KPMG LLP

Mountain View, California

February 26, 2008

(Except as to Note 4 which is as of February 27, 2009)

MACROVISION SOLUTIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$199,188	$134,070
Short-term investments	77,914	248,194
Trade accounts receivable, net	87,625	44,327
Deferred tax assets, net	29,342	4,563
Prepaid expenses and other current assets	12,559	12,135
Assets held for sale	329,522	79,503

Total current assets	736,150	522,792
Long-term marketable securities	84,955	57,025
Deferred tax assets, net	236	57,850
Property and equipment, net	45,352	10,011
Finite-lived intangible assets, net	895,071	78,801
Other assets	51,111	11,470
Goodwill	828,185	199,209

	$2,641,060	$937,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,486	$6,157
Accrued expenses	82,200	39,625
Taxes payable	8,996	1,355
Deferred revenue	18,487	7,494
Current portion of debt and capital lease obligations	5,842	1,488
Liabilities held for sale	56,021	27,959

Total current liabilities	175,032	84,078
Taxes payable, less current portion	73,009	57,026
Long-term debt and capital lease obligations, less current portion	881,750	240,400
Deferred revenue, less current portion	4,909	—
Other non current liabilities	7,076	36

	1,141,776	381,540
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value, 250,000,000 shares authorized; 102,972,546 shares issued and 100,709,571 outstanding as of December 31, 2008, and 61,247,443 shares issued and 53,812,924 outstanding as of December 31, 2007, at cost	103	61
Treasury stock, 2,262,975 shares at December 31, 2008 and 7,434,519 shares at December 31, 2007, at cost	(25,068)	(138,448)
Additional paid-in capital	1,573,787	478,951
Accumulated other comprehensive (loss) income	(4,879)	12,407
(Accumulated deficit) retained earnings	(44,659)	202,647

Total stockholders’ equity	1,499,284	555,618

	$2,641,060	$937,158

See accompanying notes to consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenues	$330,045	$144,943	$111,569
Costs and expenses:
Cost of revenues	44,568	9,238	9,806
Research and development	67,714	13,204	14,565
Selling, general and adminstrative	114,614	55,316	48,027
Depreciation	13,832	5,090	5,288
Amortization	59,139	5,981	3,256
Restructuring and asset impairment charges	—	4,546	—

Total costs and expenses	299,867	93,375	80,942

Operating income from continuing operations	30,178	51,568	30,627
Interest expense	(46,380)	(7,602)	(2,895)
Interest income and other, net	11,732	23,199	12,087
Gain on sale of strategic investments	5,238	—	—
Impairment losses on strategic investments	—	(5,000)	—

Income from continuing operations before income taxes	768	62,165	39,819
Income tax (benefit) expense	(20,157)	16,128	9,755

Income from continuing operations, net of tax	20,925	46,037	30,064
Discontinued operations, net of tax	(129,783)	(14,537)	2,979

Net (loss) income	$(108,858)	$31,500	$33,043

Basic earnings per share:
Basic income per share from continuing operations	$0.24	$0.86	$0.58
Basic (loss) income per share from discontinued operations	$(1.50)	$(0.27)	$0.06

Basic net earnings per share	$(1.26)	$0.59	$0.64

Shares used in computing basic net earnings per share	86,310	53,435	51,840

Diluted earnings per share:
Diluted income per share from continuing operations	$0.24	$0.85	$0.57
Diluted (loss) income per share from discontinued operations	$(1.50)	$(0.27)	$0.06

Diluted net earnings per share	$(1.26)	$0.58	$0.63

Shares used in computing diluted net earnings per share	86,399	54,218	52,731

See accompanying notes to consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Retained earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2005	54,368,379	$54	(3,000,000)	$(38,450)	$330,912	$(5,101)	$2,631	$138,104	$428,150

Comprehensive income:
Net income								33,043	33,043
Foreign currency translation adjustment, net of tax							4,909		4,909
Unrealized gains in investments, net of tax							3,434		3,434

Total comprehensive income									41,386
Issuance of common stock upon exercise of options	1,890,915	2			33,759				33,761
Issuance of common stock under employee stock purchase plan	353,768	1			5,643				5,644
Issuance of restricted stock	398,075								—
Equity-based compensation					22,165				22,165
Stock repurchase			(2,315,800)	(49,998)					(49,998)
Amortization of deferred stock-based compensation					(5,101)	5,101			—
Excess tax benefit associated with stock plans					836				836
Purchase of convertible bond call option					(46,149)				(46,149)
Proceeds from issuance of warrants					30,347				30,347

Balances as of December 31, 2006	57,011,137	$57	(5,315,800)	$(88,448)	$372,412	$—	$10,974	$171,147	466,142
Comprehensive income:
Net income								31,500	31,500
Foreign currency translation adjustment, net of tax							1,151		1,151
Unrealized gains in investments, net of tax							282		282

Total comprehensive income									32,933
Issuance of common stock upon exercise of options	3,081,440	3			59,954				59,957
Issuance of common stock under employee stock purchase plan	429,133				7,065				7,065
Issuance of restricted stock	725,733	1			(1)				—
Equity-based compensation					16,158				16,158
Stock repurchase			(2,118,719)	(50,000)					(50,000)
Cumulative effect from adoption of FIN 48					14,975				14,975
Issuance of warrants					8,388				8,388

Balances as of December 31, 2007	61,247,443	$61	(7,434,519)	$(138,448)	$478,951	$—	$12,407	$202,647	555,618
Comprehensive loss:
Net loss								(108,858)	(108,858)
Foreign currency translation adjustment, net of tax							(11,440)		(11,440)
Unrealized losses in investments, net of tax							(5,846)		(5,846)

Total comprehensive loss									(126,144)
Issuance of common stock upon exercise of options	223,987				3,138				3,138
Issuance of common stock under employee stock purchase plan	347,866				4,825				4,825
Issuance of restricted stock	220,000								—
Restricted stock forfeitures	(283,104)								—
Equity-based compensation					15,500				15,500
Issuance of common stock in connection with the Gemstar acquisition	48,650,873	49			1,072,427				1,072,476
Cancellation of treasury stock	(7,434,519)	(7)	7,434,519	138,448	7			(138,448)	—
Excess tax benefit associated with stock plans					(1,061)				(1,061)
Stock repurchase			(2,262,975)	(25,068)					(25,068)

Balances as of December 31, 2008	102,972,546	$103	(2,262,975)	$(25,068)	$1,573,787	$—	$(4,879)	$(44,659)	$1,499,284

See accompanying notes to consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(108,858)	$31,500	$33,043
Adjustments to reconcile net (loss) income to net cash provided by operations:
Loss (Income) from discontinued operations	209,468	14,537	(2,979)
Net gain on sale of Software, Games and eMeta	(153,273)	—	—
Depreciation and amortization	72,971	11,071	8,544
Amortization of note issuance costs	5,707	1,442	533
Equity-based compensation	13,610	9,793	12,928
Impairment losses on strategic investments	—	5,000	—
Asset impairment charges	—	2,044	—
Deferred taxes	38,284	(5,242)	(5,496)
Tax benefit from equity based compensation	—	—	836
Excess tax benefits from equity-based compensation	—	—	(836)
Gain on sale of strategic investment	(5,238)	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(10,216)	(5,020)	(8,065)
Deferred revenue	13,342	290	3,069
Prepaid expenses, other current assets and other assets	16,816	(23,584)	(15,164)
Accounts payable, accrued expenses, and other long-term liabilities	(37,188)	25,260	42,507

Net cash provided by operating activities of continuing operations	55,425	67,091	68,920
Net cash provided by operating activities of discontinued operations	12,649	24,629	21,137

Net cash provided by operating activities	68,074	91,720	90,057

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(112,741)	(1,156,590)	(744,519)
Sales or maturities of long and short term marketable investments	254,463	1,148,583	567,580
Acquisition of Gemstar, net of cash acquired	(911,164)	—	—
Proceeds from sale of Software, Games and eMeta	195,860	—	—
Loan made in conjunction with TV Guide Magazine Sale	(7,403)	—	—
Payments for other acquisitions, net of cash acquired	—	(129,813)	(75,430)
Purchases of property and equipment	(10,381)	(1,136)	(8,395)
Other investing activities	(1,023)	(1,518)	(6,611)
Decrease in restricted cash	—	12,000	—

Net cash used in investing activities of continuing operations	(592,389)	(128,474)	(267,375)
Net cash used in investing activities of discontinued operations	(1,576)	(5,033)	(5,806)

Net cash used in investing activities	(593,965)	(133,507)	(273,181)

Cash flows from financing activities:
Purchase of treasury stock	(25,068)	(50,000)	(49,998)
Purchase of convertible bond call option	—	—	(46,149)
Principal payment under capital lease and debt obligations	(4,299)	(1,355)	(884)
Proceeds from issuance of debt, net of issuance costs	615,353	—	232,846
Proceeds from exercise of options and other financing activities	3,138	59,957	33,761
Proceeds from issuance of warrants	—	—	30,347
Excess tax benefits from equity-based compensation	—	—	836
Proceeds from stock issued under employee stock purchase plan	4,825	7,065	5,644

Net cash provided by financing activities of continuing operations	593,949	15,667	206,403
Net cash used by financing activities of discontinued operations	(442)	—	—

Net cash provided by financing activities	593,507	15,667	206,403
Effect of exchange rate changes on cash	(2,498)	524	762

Net increase (decrease) in cash and cash equivalents	65,118	(25,596)	24,041
Cash and cash equivalents at beginning of year	134,070	159,666	135,625

Cash and cash equivalents at end of year	$199,188	$134,070	$159,666

Cash paid during the year:
Income taxes	$6,764	$1,266	$4,359

Interest	$34,188	$6,329	$157

Supplemental schedule of non-cash transactions:
Issuance of warrants for business acquisition	$—	$8,388	$—

See accompanying notes to consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Macrovision Solutions Corporation (the “Company”) was formed in 2007. On May 2, 2008, Macrovision Corporation acquired Gemstar-TV Guide International, Inc. (“Gemstar”). Upon consummation of this transaction, Macrovision Solutions Corporation, a Delaware corporation, assumed ownership of both Gemstar and Macrovision Corporation. The common stock of Macrovision Corporation and Gemstar were de-registered and Macrovision Corporation stockholders were provided one share in Macrovision Solutions Corporation (the “Company”) for each share of Macrovision Corporation common stock owned as of the closing. In addition, all treasury stock held by Macrovision Corporation was cancelled. Macrovision Corporation is the predecessor registrant to Macrovision Solutions Corporation and has been determined to be the predecessor for accounting purposes; therefore, for periods prior to May 2, 2008, the consolidated financial statements reflect the financial position and results of operations and cash flows of Macrovision Corporation. The Company’s results of operations include the operations of Gemstar from May 2, 2008, forward.

The Company’s continuing operations provide a broad set of solutions that enable businesses to protect, enable and distribute their digital goods to consumers and allows consumers the ability to discover and manage digital media across multiple channels. Our offerings include interactive program guides (“IPGs”), anti-piracy and content protection technologies and services, embedded licensing technologies, media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music and game content. Our solutions are deployed by companies in the entertainment, consumer electronics, cable and satellite, and online distribution markets.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Macrovision Solutions Corporation and its wholly and majority owned subsidiaries after elimination of intercompany accounts and transactions.

On April 1, 2008, the Company closed the sale of its software and games businesses (hereafter referred to as “Software” and “Games”, respectively). As of December 31, 2007, the Company reported the assets and liabilities of Software and Games as held for sale. In November 2008, the Company closed the sale of its RightCommerce (also known as “eMeta”) business and in December 2008, the Company closed the sale of its TV Guide Magazine business. In addition, in 2008 the Company determined it was probable that it would divest its TVG Network, TV Guide Network and TV Guide Online businesses. As of December 31, 2008, the Company has reported the assets and liabilities of TV Guide Network, TV Guide Online and TVG Network as held for sale. The results of operations and cash flows of Software, Games, TV Guide Magazine, TV Guide Network, TV Guide Online, TVG Network and eMeta have been classified as discontinued operations for all periods presented (See Note 4). With the inclusion of these businesses in discontinued operations, the Company now has one reportable business segment.

Reclassifications

Certain financial statement items for prior periods have been reclassified to conform to the 2008 presentation. These reclassifications include (i) recording depreciation expense in its own line item on the consolidated statements of operations and (ii) recording amortization of intangible assets as its own line item on the consolidated statements of operations. In addition, the Company reclassified finite-life intangible assets totaling $70 million from Other Intangibles from Acquisitions and patents in the amount of $9 million from Patents and Other Assets into a single line item on the consolidated balance sheet at December 31, 2007.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, equity-based compensation, goodwill and other intangible assets, long-lived assets and income taxes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued FASB staff position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. The Company has completed a preliminary analysis of the impact of FSP 14-1. The Company anticipates that the adoption of FSP 14-1 will result in an increase in interest expense of approximately $8.5 million, $7.8 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company anticipates the adoption of SFAS 161 will not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for the Company for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The Company anticipates the adoption of SFAS 161 will not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). The fundamental requirements of using the acquisition method of accounting (which SFAS 141 called the purchase method) for all business combinations, identifying an acquirer for each business combination, and identifying and recognizing intangible assets separately from goodwill remain unchanged by the standard. The new requirements of the standard include: recognizing assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; recognizing the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree in a step acquisition at the full amounts of their fair values; recognizing acquisition-related and restructuring costs separately from the acquisition itself; and recognizing a gain by the acquirer when total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) is effective for the Company for transactions consummated during annual periods beginning after December 15, 2008. Earlier adoption is prohibited. SFAS 141 (R) also amends FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), such that the effects of changes to deferred tax asset valuation allowances established in purchase price allocations are reported directly as a reduction of income tax expense. After SFAS 141(R) is adopted, all changes to tax uncertainties and deferred tax asset valuation allowances established in purchase accounting, should be recognized in accordance with the amended requirements of SFAS 109, even if the combination occurred prior to the effective date of SFAS 141 (R).

In April 2008, the FASB issued FSP No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.

Cash, Cash Equivalents and Investments

The Company considers investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments in 2008 consist primarily of U.S. and municipal securities, commercial paper and corporate debt. Short-term investments in 2007 also included auction rate securities. All marketable securities with maturities over one year or those for which the Company’s intent is to retain for more than twelve months are classified as long-term marketable investment securities. As of December 31, 2008, all auction rate securities are included in long-term marketable securities.

The Company accounts for its publicly traded investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and complies with the disclosure provisions of Emerging Issues Task Force (EITF) 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income, as a separate component of stockholders’ equity. Trading securities are carried at fair value, with changes in fair value reported as part of interest and other income in the consolidated statements of operations.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale and trading are included in interest and other income.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value (“SFAS 157”), except as it applies to those non-financial assets and non-financial liabilities as noted in FSP SFAS 157-2, Effective Date of FASB

Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2, issued by the FASB in February 2008, defers the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 primarily affected disclosure requirements and did not impact the Company’s financial position or operating results.

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

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. On the date of adoption the Company did not elect to measure any assets or liabilities it currently held at fair value, and thus, the adoption did not impact the Company’s financial position or operating results.

The Company owns auction rate securities it acquired through UBS AG with a par value of $62.4 million. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In December 2008, the Company entered into an agreement (the “Agreement”) with UBS AG which provides (1) the Company the right (“Put Option”) to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, recorded income of approximately $10.4 million pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment loss of approximately $10.4 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no material impact to the Consolidated Statement of Operations for the year ended December 31, 2008. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statement of Operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. The Company’s auction rate securities which were not purchased from this investment firm continue to be classified as available-for-sale securities.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivables by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, the Company provides reserves based on historical bad debt loss experience.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Computer equipment and software are depreciated over three years. Furniture and fixtures are depreciated over five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

Joint Ventures and Other Investments

The Company accounts for its 49% share of the operations of the Guideworks, LLC joint venture with Comcast Corporation as research and development expense in accordance with SFAS No. 68, Research and Development Arrangements. Other investments of 50% or less in entities in which the Company has the ability to exercise significant influence over operations are accounted for using the equity method.

Deferred Revenue

Deferred revenue represents cash amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed.

Comprehensive Income

Comprehensive income includes net (loss) income, foreign currency translation adjustments and unrealized gains and losses, net of related taxes, on marketable investment securities that have been excluded from the determination of net (loss) income. The Company has reported the components of comprehensive income on its consolidated statements of stockholders’ equity. The change in unrealized gains and losses on investments during the year ended December 31, 2008 includes the reduction of $3.2 million, net of taxes, of unrealized gains related to Digimarc Corporation. These unrealized gains became realized when the Company sold this investment (See Note 9). Foreign currency translation adjustments during the year ended December 31, 2008 includes a reduction of $5.0 million due to the sale of Software.

Revenue Recognition

The Company’s revenue from continuing operations consists of license fees for IPG products and patents, royalty fees on copy-protected products, licenses for its content protection technologies and certain software products. The Company follows the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Under this guidance, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

The Company licenses its proprietary IPG technology to consumer electronics (“CE”) manufacturers and to service providers. The Company generally recognizes revenue from IPG product and patent licensing on a per-unit shipped model (with CE manufacturers) or a per subscriber model (with service providers). The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the manufacturer. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, certain IPG licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term.

Royalty revenue from the replication of videocassettes, DVDs, and CDs and pay per view (“PPV”) products is recognized when realized or realizable and earned. The Company relies on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. In the Company’s DVD, videocassette and PPV product lines, the Company has established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis.

Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers, digital PPV, cable and satellite system operators and digital set-top decoder manufacturers, is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable.

The Company continues to sell certain software products and solutions through its direct sales force. The Company recognizes revenue on continuing and discontinued software products in accordance with American Institute Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9 Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. Resellers are offered the limited right of return on packaged products under certain policies and programs. The Company estimates and records reserves for product returns as an offset to revenue. The Company considers arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. The Company assesses collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

The Company provides consulting and training services to its software customers. Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Professional services revenues are included in services revenue in the accompanying statements of income.

Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year).

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period.

For multiple-element arrangements the Company follows the guidance contained in EITF 00-21 and SAB 104. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting where the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered item. Consideration is allocated among the separate units of accounting based on their relative fair values.

Cost of Revenues

Cost of revenues consists primarily of service costs, replicator fees and patent prosecution, patent maintenance and patent litigation costs. The Company has agreements with certain licensed duplicators, DVD replicators and DVD authoring facilities utilized by customers of the Company’s video copy protection technologies. The Company has agreed to pay these licensees on a specified fixed service fee or on a per unit basis when utilizing the Company’s copy protection technologies to help offset the cost of operating the Company’s copy protection equipment and reporting requirements of their contracts. Such amounts are charged to cost of revenues when incurred.

Equity-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of, and accounts for equity-based compensation in accordance with, SFAS No. 123—revised 2004, Share-Based Payment (“SFAS 123(R)”) which replaced SFAS 123, Accounting for Stock-Based Compensations. In accordance with SFAS 123(R), equity-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation costs for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award. The Company elected the modified-prospective method. Under this transition method, equity-based compensation includes the amortized value of vesting equity-based payments granted prior to January 1, 2006 based on the grant date fair value as determined under SFAS 123 and those granted subsequently in accordance with SFAS 123(R). Results for prior periods have not been restated.

Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not evaluated to be more likely than not.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption, the Company applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of additional paid-in-capital in the consolidated balance sheet as of the beginning of 2007.

Taxes Collected from Customers

The Company adopted the provisions of EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), effective January 1, 2007. EITF No. 06-03 allows companies to choose either the gross basis or net basis of income statement presentation for taxes collected from customers and remitted to governmental authorities and requires companies to disclose such policy. The Company applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the applicable local currency. The translation of foreign currency denominated financial statements into United States Dollar is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate for the respective periods. Adjustments resulting from such translation are included in comprehensive income. Gains or losses resulting from foreign currency transactions included in the consolidated statements of operations were not material in any of the periods presented. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on cash, receivables and payables denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not designate its foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and, accordingly, adjusts these instruments to fair value through operations.

Business and Concentration of Credit Risk and Fair Value of Financial Instruments

The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East. In 2008, 2007, and 2006, 5%, 20%, and 35%, respectively, of the Company’s continuing revenue was attributed to the licensing of its video content protection technology through Motion Picture Association of America movie studios. The Company also licenses its digital PPV video content protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality institutions.

The Company performs ongoing credit evaluations of its customers as necessary. As a percentage of net revenues from continuing operations, the Company had no customers that were equal to or greater than 10% of net revenue for the years ended December 31, 2008, and 2006. In 2007, the Company generated revenue from one customer which exceeded 10% of its net revenue from continuing operations. As a percentage of trade accounts receivable, net from continuing operations, the Company had one customer that was equal to or greater than 10% as of December 31, 2008 and two customers that were equal to or greater than 10% as of December 31, 2007.

Earnings Per Share

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of loss from continuing operations for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and restricted stock using the treasury stock method.

	December 31,
	2008	2007	2006
	(In thousands)
Basic EPS—weighted average number of common shares outstanding	86,310	53,435	51,840
Effect of dilutive common equivalent shares	89	783	891

Diluted EPS—weighted average number of common shares and common share equivalents outstanding	86,399	54,218	52,731

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	December 31,
	2008	2007	2006
	(In thousands)
Stock options	6,332	2,141	5,208
Restricted stock	671	—	2
Warrants	7,955	7,955	2,964
Convertible senior notes	8,486	8,486	3,162

Total weighted average potential common shares excluded from diluted net earnings per share	23,444	18,582	11,336

Goodwill and Other Intangibles from Acquisitions

In accordance with SFAS 142, goodwill is reviewed for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

In accordance with SFAS 142, intangible assets with definite lives are amortized over their estimated useful life, generally three to twenty years, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

Effective October 1, 2008, the Company performed its annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, the Company determined no indicators of impairment existed for its continuing operations. See Note 4 for discontinued operations.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, Excluding Goodwill and Indefinite-Lived Intangible Assets

Under SFAS 144, which excludes goodwill and other indefinite-lived intangible assets from its scope, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If required, the impairment recognized is the difference between the fair value of the asset and its carrying amount.

Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or when alternative future use exists. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and have not been capitalized.

Research and Development

Expenditures for research and development are expensed as incurred. The Company had no capitalized research and development costs as of December 31, 2008 or 2007.

Advertising Expenses

The Company expenses all advertising costs as incurred and for its continuing operations classifies these costs under selling, general and administrative expense.

(2) Financial Statement Details

Property and Equipment, Net (in thousands):

	December 31,
	2008	2007
Computer software and equipment	$59,609	$23,025
Software under capital lease	347	1,347
Leasehold improvements	12,317	7,139
Furniture and fixtures	5,378	4,567

	77,651	36,078
Less accumulated depreciation and amortization	(32,299)	(26,067)

Property and equipment, net	$45,352	$10,011

Depreciation expense for our continuing operations for the years ended December 31, 2008, 2007, and 2006 were $13.8 million, $5.1 million, and $5.3 million, respectively.

Accrued Expenses (in thousands):

	December 31,
	2008	2007
Accrued compensation	$28,499	$19,245
Legal settlements payable	—	7,000
Interest payable	8,661	2,363
Other accrued liabilities	45,040	11,017

Accrued expenses	$82,200	$39,625

Interest Income and Other, Net (in thousands):

	Year ended December 31,
	2008	2007	2006
Interest income	$10,461	$21,134	$12,200
Foreign currency gains (losses)	1,299	2,029	161
Other (expense) income	(28)	36	(274)

Interest income and other, net	$11,732	$23,199	$12,087

Allowance for Doubtful Accounts (in thousands):

Continuing Operations

	Balance at Beginning of Period	Additions	Deductions	Other	Balance at End of Period
2008	$447	$2,125	$199	$506	$2,879
2007	$974	$469	$996	$—	$447
2006	$2,976	$128	$2,130	$—	$974

(3) Business Combinations

Gemstar Acquisition

On May 2, 2008, the Company acquired Gemstar in a cash and stock transaction. Gemstar was a technology, media and entertainment company that developed, licensed, marketed and distributed products and services targeted at the video guidance and entertainment needs of consumers worldwide.

The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of SFAS No. 141, Business Combinations. The total purchase price for Gemstar was approximately $2.65 billion and was comprised of the following (in thousands):

Fair value of Macrovision Solutions Corporation stock issued	$1,072,476
Cash consideration paid to Gemstar stockholders	1,516,309
Cash consideration paid for employee options and restricted stock units	30,374
Acquisition related transaction costs	32,801

Total purchase price	$2,651,960

Upon closing, each share of Gemstar stock was converted, based upon each individual stockholder’s election, into $6.35 in cash or 0.2548 of a share of common stock in Macrovision Solutions Corporation. Cash elections were prorated such that, in the aggregate, Gemstar security holders received cash consideration of approximately $1.5 billion. The Company issued approximately 48.7 million shares to Gemstar stockholders as part of the transaction. The fair value of Macrovision Solutions Corporation’s shares issued in the transaction was based on a price of $22.04 per share, which represents the average closing price of Macrovision Corporation shares for the five trading days beginning two trading days before and ending two trading days after December 7, 2007, the date on which the acquisition was announced. Gemstar stock options and restricted stock units outstanding immediately prior to the closing were cancelled and the holders were paid cash per share in an amount equal to the $6.35 in cash per share less the exercise price. Acquisition related costs include legal, investment banking, accounting fees and other external costs directly related to the acquisition.

The Company, based upon estimated fair values as of May 2, 2008, made an allocation of the purchase price to the net tangible and intangible assets acquired. The excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets has been recorded as goodwill. The Company acquired Gemstar to increase its product offerings and believes the combined Company’s complementary solutions will lead to increased market opportunity and an expanded customer base. The combination of the Company and Gemstar also provides the opportunity for cost savings. The Company believes these factors support the amount of goodwill recorded. The goodwill from this transaction is not tax deductible. The allocation of purchase price is subject to change based on additional information analyzed within the purchase price allocation period.

The Company’s purchase price allocation is as follows (in thousands):

	Weighted Average Estimated Useful Life
Cash and cash equivalents			$663,618
Trade accounts receivable			74,848
Property and equipment			73,043
Goodwill			926,949
Identifiable intangible assets:
Developed technology and patents	13	774,080
Trademarks/Tradenames	20	141,630
Customer relationships	14	184,050
Content database	15	18,810

Total identifiable intangible assets			1,118,570
Other assets			56,465
Accounts payable and other liabilities			(136,117)
Restructuring charge (See note 8)			(21,162)
Deferred tax liabilities, net			(6,895)
Deferred revenue			(85,461)
Capital lease obligations			(11,898)

Total purchase price			$2,651,960

Developed technology and patents relate to Gemstar’s products that are technologically feasible and Gemstar’s patents. Trademarks/Tradenames are primarily related to Gemstar’s brands and tradenames acquired. Customer relationships represent existing contracts that relate primarily to underlying customer relationships. Content represents the database of program listings and descriptions gathered over time. Identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives. Included in deferred tax liabilities, net is a $378 million deferred tax asset (See Note 12).

2007 Acquisitions

All Media Guide Holdings, Inc.

In December 2007, the Company acquired All Media Guide Holdings, Inc. (“AMG”), a privately-held company based in Michigan, for a total of $82.3 million of purchase consideration, in a taxable transaction. AMG was one of the world’s largest providers of information databases and metadata for entertainment products (music, movies, and games) as well as solutions that support the recognition, discovery and management of digital media.

Self Protecting Digital Content (“SPDC”) Technology

In November 2007, the Company acquired SPDC from a privately held business in a taxable transaction, for $45.2 million, plus warrants exercisable for 0.9 million shares of Macrovision stock valued at $8.4 million. SPDC created the BD+ technology.

Mediabolic

On January 1, 2007, the Company acquired Mediabolic, Inc. (“Mediabolic”), a privately held company based in San Mateo, California, for $43.6 million. Mediabolic was a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented below (in thousands) assumes the acquisition of Gemstar, AMG, and SPDC had occurred on January 1, 2007. The unaudited pro forma financial information does not include the results of Software, Games, TV Guide Magazine, TV Guide Network, TV Guide Online, TVG Network and eMeta as these businesses have been classified as discontinued operations. The unaudited pro forma financial information assumes $275 million of net proceeds from the sale of these businesses was used to reduce the amount of debt outstanding as of January 1, 2007. The unaudited pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The unaudited pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

	Year Ended December 31,
	2008 (1)	2007 (2)
Net revenue	$432,046	$398,328
Operating income	$71,436	$7,661
Income (loss) from continuing operations	$51,799	$(32,455)
Basic earnings (loss) per share from continuing operations	$0.51	$(0.32)
Diluted earnings (loss) per share from continuing operations	$0.50	$(0.32)

(1)	The year ended December 31, 2008, includes a $32.5 million pre-tax benefit from a Gemstar insurance settlement.
(2)	The year ended December 31, 2007, includes a $10.7 million pre-tax benefit from the resolution of matters related to a former Gemstar CEO.

(4) Discontinued Operations and Assets Held for Sale

TV Guide Network and TV Guide Online

The assets and liabilities attributable to the Company’s TV Guide Network and TV Guide Online business classified in the Consolidated Balance Sheet as held for sale consist of the following (in thousands):

December 31, 2008
Trade accounts receivable, net	$17,320
Property and equipment, net	22,914
Other assets	4,893
Goodwill and intangible assets	223,595
Accounts payable and other liabilities	(11,749)
Capital lease	(11,456)
Deferred revenue	(8,574)

Total net assets held for sale	$236,943

The Company evaluated the potential impairment of both the intangible assets and goodwill related to the TV Guide Network and TV Guide Online business in accordance with SFAS 144 and 142. The Company estimated the fair value of the TV Guide Network and TV Guide Online business based on the proceeds the Company expects to receive from the disposition of the business (See Note 16). Based on this analysis the Company concluded there was an impairment charge of $127.2 million related to the goodwill and $11.1 million related to the intangible assets of this business in the fourth quarter of 2008.

TVG Network

The assets and liabilities attributable to the Company’s TVG Network business classified in Consolidated Balance Sheet as held for sale consist of the following (in thousands):

December 31, 2008
Trade accounts receivable, net	$5,255
Property and equipment, net	3,927
Other assets	1,499
Goodwill and intangible assets	50,119
Accounts payable and other liabilities	(24,242)

Total net assets held for sale	$36,558

The Company evaluated the potential impairment of both the intangible assets and goodwill related to the TVG Network business in accordance with SFAS 144 and 142. The Company estimated the fair value of TVG Network based on the proceeds the Company received from the disposition of TVG Network (See Note 16). Based on this analysis the Company concluded there was an impairment charge of $49.5 million related to the goodwill and $20.5 million related to the intangible assets of this business in the fourth quarter of 2008.

TV Guide Magazine

On December 1, 2008, an affiliated company of OpenGate Capital, LLC (Buyer), purchased the assets and assumed the liabilities of the TV Guide Magazine business for a cash purchase price of less than $0.1 million. In connection with the transaction, Buyer assumed certain liabilities of the TV Guide Magazine business, and the Company loaned the Buyer $7.4 million.

eMeta

In November 2008, the Company sold its eMeta business for $0.8 million. In the third quarter of 2008, based on the offers the company received to acquire the eMeta business, the Company conducted an analysis to estimate the fair value of eMeta’s goodwill and intangible assets. As a result, the Company recorded impairment charges totaling $5.3 million for goodwill and $1.4 million for the intangible assets of eMeta. The Company’s 2007 and 2006 results of operations, cash flows and disclosures on discontinued businesses have been revised to include eMeta.

Software

On April 1, 2008, the Company sold its Software business unit for $191 million in cash.

The assets and liabilities attributable to the Software business classified in the Consolidated Balance Sheet as held for sale consist of the following (in thousands):

December 31, 2007
Trade accounts receivable, net	$25,361
Property and equipment, net	1,735
Other assets	1,260
Intangible assets	7,634
Goodwill	39,355
Deferred revenue	(27,959)

Total net assets held for sale	$47,386

Games

On April 1, 2008, the Company sold its Games business for $4 million in cash. The assets attributable to the Games business classified in the Consolidated Balance Sheet as assets held for sale consist of the following (in thousands):

December 31, 2007
Property and equipment, net	$702
Identifiable intangibles	999
Goodwill	2,457

Total net assets held for sale	$4,158

The Company evaluated the potential impairment of both the intangible assets and goodwill related to the Games business in accordance with SFAS 144 and 142. Based on this analysis the Company concluded there was an impairment of intangible assets related to the Games business and recorded an impairment charge of $4.7 million related to this business during the fourth quarter of 2007. Of the $4.7 million, $1.9 million relates to fixed assets and $2.8 million relates to identifiable intangibles.

All Discontinued Operations

The results of operations of the Company’s discontinued businesses through the date of disposition consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenue:
Software	$27,503	$112,914	$115,746
Games	1,633	9,177	10,516
eMeta	6,222	10,742	9,759
TV Guide Magazine	70,072	—	—
TV Guide Network / TV Guide Online	85,656	—	—
TVG Network	38,145	—	—

Pre-tax (loss) income
Software (1)	$(7,187)	$11,701	$19,389
Games (2)	(2,551)	(33,215)	(14,194)
eMeta (3)	(11,630)	(3,396)	(1,709)
TV Guide Magazine	(13,422)	—	—
TV Guide Network / TV Guide Online (4)	(126,610)	—	—
TVG Network (5)	(67,859)	—	—
Pre-tax gain on disposal of business units	153,273	—	—
Income tax (expense) benefit	(53,797)	10,373	(507)

Income (loss) from discontinued operations, net of tax	$(129,783)	$(14,537)	$2,979

(1)	Software pre-tax income in 2007 included $8.3 million of restructuring and asset impairment charges and $7.0 million in legal settlement charges.
(2)	Games pre-tax loss in 2007 included $13.2 million of restructuring charges and asset impairment charges.
(3)	eMeta pre-tax loss in 2008 included $6.7 million in goodwill and intangible asset impairment charges.
(4)	TV Guide Network / TV Guide Online pre-tax loss in 2008 included $138.3 million in goodwill and intangible asset impairment charges.
(5)	TVG Network pre-tax loss in 2008 included $70.0 million in goodwill and intangible asset impairment charges.

(5) Goodwill and Other Intangibles

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determined the fair value of each reporting unit based on discounted expected cash flows and compared it to the carrying amount of the reporting unit at the balance sheet date. There were no impairment charges related to continuing operations for any of the reported periods since the value of each reporting unit exceeded the carrying amount. See Note 4 regarding impairment charges for discontinued operations.

Goodwill information is as follows for continuing operations (in thousands):

	Balance at Beginning of Period	Goodwill Acquired	Assets Held for Sale	Foreign Currency Translation	Balance at End of Period
2008	$199,209	$927,330	$(295,305)	$(3,049)	$828,185
2007	$136,049	$104,411	$(41,812)	$561	$199,209

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of December 31, 2008 and 2007 (in thousands)

	December 31, 2008
	Gross Costs	Accumulated Amortization	Net
Developed technology and patents	$826,968	$(61,438)	$765,530
Existing contracts and customer relationships	43,635	(6,800)	36,835
Content databases	44,652	(4,690)	39,962
Trademarks / Tradenames	55,047	(2,303)	52,744

	$970,302	$(75,231)	$895,071

	December 31, 2007
	Gross Costs	Accumulated Amortization	Net
Developed technology and patents	$61,797	$(18,812)	$42,985
Existing contracts and customer relationships	10,740	(4,359)	6,381
Content database	25,574	(167)	25,407
Trademarks / Tradenames	4,403	(375)	4,028

	$102,514	$(23,713)	$78,801

The following table summarizes the Company’s estimated amortization expense through the year 2013 and thereafter (in thousands):

Amortization Expense
Year ending
2009	$81,020
2010	78,517
2011	75,527
2012	74,972
2013	72,924
Thereafter	512,111

Total amortization expense	$895,071

(6) Debt

Senior Secured Term Loan

In connection with the Gemstar acquisition Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, entered into a $550 million five year senior secured term loan credit facility (“Term Loan”). As of December 31, 2008, $547.3 million was outstanding. The Term Loan is guaranteed by Company domestic subsidiaries, and the assets and shares of Company domestic subsidiaries are pledged as collateral against the Term Loan. The Company is required to use the proceeds from asset sales of $75 million or more to pay down the Term Loan; proceeds from assets sales of less than $75 million may be retained for investment in fixed or capital assets. The Company may elect to pay interest at a rate of (i) libor plus 3.75%, with a libor floor of 3.5% or (ii) the Term Loan administrative agent’s prime rate plus 2.75%. As of December 31, 2008, the interest rate is 6.0%. The Term Loan includes customary covenants, including total leverage ratio limits, fixed charge coverage minimums and restrictions on additional debt incurrance and dividend payments among others. The Company is required to make principal payments of $5.5 million each year with the remaining balance due May 2013. As of December 31, 2008, the Company was in compliance with the Term Loan debt covenants.

In the event (i) the Company’s leverage ratio is greater than 2.5 to 1.0, and (ii) more than $50 million in aggregate principal amount of the 2.625% convertible senior notes due 2011 (the “Convertible Notes”) is still outstanding, and (iii) the scheduled maturity of the Convertible Notes is more than 181 days in the future, then our Term Loan will become due on that 182nd day prior to the Convertible Notes’ maturity date.

Note issuance costs of approximately $27.7 million related to the Term Loan are being amortized to interest expense over the term of the Term Loan and have been included in “Other Assets” on the consolidated balance sheet. The fair value of the Term Loan is approximately $504 million as of December 31, 2008.

11% Senior Notes

In connection with the Gemstar acquisition Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, issued $100 million aggregate principal amount of 11% senior notes (“Senior Notes”) due 2013. The Senior Notes include customary covenants, including fixed charge coverage minimums and restrictions on acquisitions, additional debt incurrance and dividend payments among others. Interest is payable at 11% semiannually in arrears on November 15 and May 15. Provided that the Term Loan has been repaid, the Company may redeem some or all of the Senior Notes at any time on or after November 15, 2009 at a price equal to 100% of the principal amount of notes to be redeemed. In addition, provided that the Term Loan has been repaid, the Company may redeem the Senior Notes in whole or in part at any time before November 15, 2009 at a redemption price plus a “make-whole” premium. The Company must offer to purchase the Senior Notes if it experiences specific kinds of changes of control or sells assets under certain circumstances.

Note issuance costs of approximately $6.8 million related to the Senior Notes are being amortized to interest expense over the term of the Senior Notes and have been included in “Other Assets” on the consolidated balance sheet. The fair value of the Senior Notes is approximately $100 million as of December 31, 2008.

Convertible Senior Notes

In August 2006, the Company issued, in a private offering, $240.0 million in 2.625% convertible senior notes (Convertible Notes) due 2011 at par . The Convertible Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).

Prior to June 15, 2011, holders may convert their Convertible Notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their Convertible Notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the Convertible Notes converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each Convertible Note will be paid in: (i) cash equal to the lesser of the principal amount of the Convertible Note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the Convertible Note, a combination of common stock and cash. In addition, upon a fundamental change at any time, as defined, the holders may require the Company to repurchase for cash all or a portion of their Convertible Notes upon a “designated event” at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus accrued and unpaid interest, if any.

The Company pays cash interest at an annual rate of 2.625%, semi-annually on February 15 and August 15 of each year. Note issuance costs of approximately $7.2 million are being amortized to interest expense over the term of the Convertible Notes and have been included in “Other Assets” on the consolidated balance sheet. The fair value of the Convertible Notes on December 31, 2008 was approximately $176 million.

Concurrently with the issuance of the Convertible Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the Convertible Notes, of the Company’s common stock at a price of approximately $28.28 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to stockholders’ equity in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”.)

In addition, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants which have been recorded as an increase to stockholders’ equity in accordance with EITF 00-19.

The aggregate amount of long-term debt payments due in each of the next five years is as follows (in thousands):

2009	$5,500
2010	5,500
2011	245,500
2012	5,500
2013	625,250

Total	$887,250

(7) Cash, Cash Equivalents and Investments

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2008:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$37,271	$—	$—	$37,271
Cash Equivalents—money markets	154,842			154,842
Cash Equivalents—0-90 day investments	7,072	4	(1)	7,075

Total cash and cash equivalents	$199,185	$4	$(1)	$199,188

Available-for-sale investments:
Auction rate securities	$17,100	—	$(2,758)	$14,342
Commercial paper	22,066	24	(21)	22,069
Corporate debt securities	24,184	188	(37)	24,335
Treasury/Agencies	32,329	43	(25)	32,347
US and municipal securities	7,381	20	—	7,401

Total available-for-sale investments	$103,060	$275	(2,841)	$100,494

Auction rate securities classified as trading				$52,005
Put Option				$10,370

Total cash, cash equivalents and investments				$362,057

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2007:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$103,392	—	—	$103,392
Cash Equivalents—money markets	30,678	—	—	30,678

Total cash and cash equivalents	$134,070	—	—	$134,070

Available-for-sale investments:
Auction rate securities	$89,600	—	—	$89,600
Commercial paper	77,129	32	(1)	77,160
Corporate debt securities	75,488	77	(22)	75,543
Equity securities	12,389	5,379	—	17,768
Treasury/Agencies	14,500	6	—	14,506
US and municipal securities	30,638	62	(58)	30,642

Total available-for-sale investments	$299,744	5,556	(81)	$305,219

Total cash, cash equivalents and investments				$439,289

In 2008 the Company recognized $10.4 million in other-than-temporary impairments due to the transfer of certain auction rate securities from available-for-sale to trading (See Note 1). There were no recognized losses from other-than-temporary declines in the market value of marketable securities in 2007 and 2006.

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$14,342	$(2,758)	—	—	$14,342	$(2,758)
Commercial paper	9,970	(21)	—	—	9,970	(21)
Corporate securities	8,365	(37)	—	—	8,365	(37)
Treasuries / Agencies	8,916	(25)	—	—	8,916	(25)

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	3,126	(1)	—	—	3,126	(1)
Corporate securities	27,286	(20)	2,493	(2)	29,779	(22)
US and municipal securities	—	—	6,285	(58)	6,285	(58)

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at December 31, 2008 is comprised solely of AAA rated investments, in federally insured student loans and municipal and educational authority bonds. Due to the Company’s belief that the market for such securities may take in excess of twelve months to fully recover and because the Company has the ability and intent to hold these investments until the market recovers, the Company has classified these investments as long-term marketable securities on the Consolidated Balance Sheet at December 31, 2008. The Company continues to earn interest on all of its auction rate security instruments.

The following inputs were used to determine the fair value of the Company’s investment securities at December 31, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$154,842	$154,842
Fixed income available-for-sale securities	93,227		93,227
Auction rate securities	66,347			66,347
Put option	10,370			10,370

Total	$324,786	$154,842	$93,227	$76,717

The following table provides a summary of changes in the Company’s Level 3 investments (in thousands):

Balance at December 31, 2007	$89,600
Loss on securities classified as trading recorded in other income	(10,370)
Unrealized loss included in accumulated other comprehensive income	(2,758)
Acquisition of ARS Put Option	10,370
Purchases and settlements, net	(10,125)

Balance at December 31, 2008	$76,717

(8) Restructuring and Asset Impairment Charges

Gemstar Acquisition Restructuring Plan

In conjunction with the Gemstar acquisition, management acted upon a pre-acquisition plan to restructure certain Gemstar operations resulting in severance of $21.2 million. This was done in order to create cost efficiencies for the combined Company. The severance liability was recognized as an assumed liability in the Gemstar acquisition and, accordingly, resulted in an increase to goodwill. The Company has paid $19.1 million of these costs as of December 31, 2008, and had a remaining liability of $2.1 million. Restructuring accruals are classified on the balance sheet as “Accrued expenses”. The Company anticipates paying the remaining liability in the first quarter of 2009.

2007 Restructuring Plan

During fiscal year 2007, the Company’s Board of Directors approved several restructuring actions and an organizational realignment program. In addition, the Company discontinued its Hawkeye anti-piracy service. In connection with these actions, the Company recognized a total of $19.1 million in restructuring and asset impairment charges, of which $4.5 million relates to continuing operations. The continuing operations amount consists of $2.5 million in workforce reduction costs, $1.1 million in contract terminations, $0.5 million in asset impairment charges, and $0.4 million in abandonment of certain leased facilities. Workforce reduction costs consist of severance and related benefits in connection with the restructuring actions, the organizational realignment program and the discontinuation of the Hawkeye anti-piracy service. Contract terminations were related to the cancellation of certain service contracts in connection with the data center restructuring program and the discontinuation of the Hawkeye anti-piracy service. Asset impairment charges were related to asset losses in connection with the data center restructuring and the discontinuation of the Hawkeye anti-piracy service. The charge for the abandonment of leased facilities is related to the New York office space that was vacated in connection with the restructuring programs.

A summary of the restructuring and asset impairment amounts included in the Company’s consolidated statements of operations and the restructuring accrual activity was as follows (in thousands):

	Termination Benefits	Contract Terminations	Abandonment of Facilities	Asset Impairment	Total
Charges and activity—continuing operations:
Balance of accrual at January 1, 2007	$—	$—	$—	$—	$—
Charged during the year to continuing operations	2,573	1,100	371	502	4,546
Asset impairments charged to continuing operations	—	—	—	(502)	(502)
Non-cash equity-based compensation	(321)	—	—	—	(321)
Cash payments	(2,151)	(302)	(239)	—	(2,692)

Accrual Balance as of December 31, 2007—continuing operations	101	798	132	—	1,031
Accrual balance as of December 31, 2007—discontinued operations	6	397	—	—	403

Accrual Balance as of December 31, 2007	$107	$1,195	$132	$—	$1,434

Cash payments in 2008	(107)	(766)	(132)	—	(1,005)

Accrual Balance as of December 31, 2008	$—	$429	$—	$—	$429

The Company has accounted for its restructuring charges and accruals in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and its asset impairment charges in accordance with SFAS No. 144.

As of December 31, 2008, the amounts remaining in the reserves are expected to be paid in the first half of 2009.

(9) Strategic Investments

In 2006, the Company invested $5.0 million in a privately-held digital watermarking company. During the year ended December 31, 2007, the Company recorded a $5.0 million charge for other-than-temporary impairment losses related to such investment. As of December 31, 2007, the Company had an investment with an adjusted cost of $17.8 million in Digimarc Corporation (“Digimarc”), a publicly traded company. The Company’s investment in Digimarc has been classified on the balance sheet as “Long-term marketable securities” at December 31, 2007. During 2008, the Company sold its investment in Digimarc and recorded a gain of $5.2 million.

(10) Equity-based Compensation

The Company’s stockholders, on July 15, 2008, approved the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The Company no longer makes award grants under the Gemstar-TV Guide 2007 Long-Term Incentive Plan and, except with respect to award grants made to the Company’s chief executive officer, the Company will no longer make award grants under the 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. The 2008 ESPP has replaced the 1996 Employee Stock Purchase Plan. The Company also terminated the 1996 Directors Stock Option Plan in connection with the closing of the Gemstar acquisition.

Stock Option Plans

As of December 31, 2008, the Company had 29.6 million shares reserved and 15.8 million shares remained available for issuance. For options granted after July 15, 2008, the vesting period was generally four years where one quarter vests at the end of the first year, and the remainder vests monthly. For options granted prior to July 15, 2008, the vesting periods were generally three years where one-sixth vests in the first year, one-third vests in the second year and the remainder vests in the third year. Option grants have contractual terms ranging from five to ten years.

During the year ended December 31, 2008, restricted stock awards were issued from the 2000 Plan and vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to dividends and voting rights. As of December 31, 2008, the number of shares awarded but unvested was 809,000.

Employee Stock Purchase Plan

The 2008 ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The 2008 ESPP consists of a twenty-four-month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

As of December 31, 2008, the Company had reserved, and available for future issuance, 7.5 million shares of common stock for issuance under the ESPP.

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

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110. For options granted after July 15, 2008, the Company changed its vesting terms from three to four years and its contractual term from five to seven years. Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate expected term. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS 123(R), the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. The weighted-average assumptions used to value equity-based payments are as follows:

	Year ended December 31,
	2008	2007	2006
Option Plans:
Dividends	None	None	None
Expected term	3.5 years	3.1 years	3.3 years
Risk free interest rate	2.8%	4.5%	4.8%
Volatility rate	43.1%	37.3%	40.4%

ESPP Plan:
Dividends	None	None	None
Expected term	1.3 years	1.3 years	1.3 years
Risk free interest rate	2.1%	4.9%	4.7%
Volatility rate	44.6%	35.4%	40.8%

As of December 31, 2008, there was $32.5 million of unrecognized compensation cost for continuing operations, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.5 years. The Company recorded $13.6 million, $9.8 million and $12.9 million in stock compensation expense from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Activity under the Company’s stock option plans are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	9,293,524	$20.89
Granted	1,907,351	$20.90
Canceled	(1,627,525)	$24.70
Exercised	(1,890,915)	$17.85

Outstanding at December 31, 2006	7,682,435	$21.78
Granted	1,073,959	$26.39
Canceled	(1,259,670)	$27.00
Exercised	(3,081,440)	$19.46

Outstanding at December 31, 2007	4,415,284	$23.03
Granted	6,046,360	$14.22
Canceled	(2,104,422)	$21.78
Exercised	(223,987)	$14.01

Outstanding at December 31, 2008	8,133,235	$17.05	4.1	$360

Vested and expected to vest at December 31, 2008	6,215,251	$17.64	3.9	$286

Exercisable at December 31, 2008	2,110,269	$22.96	1.8	$134

The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $4.96, $8.23, and $7.21, respectively. The weighted average fair value of an employee purchase share right granted during the years ended December 31, 2008, 2007, and 2006 was $3.98, $6.19, and $4.80, respectively. The weighted average fair value of a restricted stock award granted during the years ended December 31, 2008, 2007, and 2006 was $15.50, $24.86, and $21.50, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $0.6 million, $23.7 million, and $11.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

(11) Stock Repurchase Program

In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allowed Macrovision Corporation to purchase up to $60.0 million of the Macrovision Corporation’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. On May 5, 2008, the Board of Directors of Macrovision Solutions Corporation reconfirmed this stock purchase program. During the fourth quarter of 2008, the Company repurchased 2.3 million shares of common stock for $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2008, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million.

In August 2006, the Board of Directors of Macrovision Corporation authorized the purchase of up to $100.0 million of Macrovision Corporation’s common stock. In the year ended December 31, 2006, Macrovision Corporation repurchased approximately 2.3 million shares of common stock for $50.0 million. In August and September 2007, Macrovision Corporation repurchased the remaining $50.0 million authorized under the program, or approximately 2.1 million shares of common stock. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2007, there were no shares remaining for repurchase under the August 2006 program. As of December 31, 2007 treasury stock consisted of

7.4 million shares of common stock that had been repurchased, with a cost basis of approximately $138.4 million. As part of Macrovision Solutions Corporation assumption of ownership of both Gemstar and Macrovision Corporation (See Note 1) all treasury stock held by Macrovision Corporation was canceled.

(12) Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic income	$(57,528)	$7,850	$(8,335)
Foreign income	58,296	54,315	48,154

Income before provision for income taxes	$768	$62,165	$39,819

Income tax expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(57,862)	$17,814	$12,317
State	451	(138)	(404)
Foreign	10,559	3,694	3,338

Total current (benefit) expense	(46,852)	21,370	15,251

Deferred:
Federal	25,210	(4,133)	(4,839)
State	1,485	(1,109)	(657)

Total deferred tax expense (benefit)	26,695	(5,242)	(5,496)
Total tax (benefit) expense from continuing operations	$(20,157)	$16,128	$9,755

Total tax expense (benefit) from discontinued operations	$53,797	$(10,373)	$507

Income tax expense for the years ended December 31, 2008, 2007, and 2006 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Federal tax statutory rate	$269	$21,758	$13,937
State taxes, net of federal benefit	377	(811)	(691)
Tax credits	(6,235)	(1,315)	(948)
Tax impact on foreign operations and transfer pricing, net	(3,850)	(2,025)	(880)
Exempt interest	(137)	(2,393)	(2,244)
Settlements and statute closures	(8,868)	—	(321)
Change in valuation allowance	(3,648)	—	—
Others	1,935	914	902

Total tax (benefit) expense	$(20,157)	$16,128	$9,755

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accruals, reserves and others	$14,792	$1,468
Deferred financing costs	10,055	13,971
Intangible assets	—	6,007
Impairment losses on investments	16,701	16,331
Capital loss carryforward	—	3,770
Equity-based compensation	7,922	5,769
Deferred revenue	9,362	—
Credits	9,840	4,297
Others	18,034	8,772
Net operating loss carryforwards	367,464	13,904

Gross deferred tax assets	454,170	74,289
Valuation allowance	—	(3,648)

Total deferred tax assets	454,170	70,641
Deferred tax liabilities:
Intangible assets	(419,134)	(1,801)
Undistributed foreign earnings	(3,900)	(3,900)
Others	(1,558)	(2,527)

Total deferred tax liabilities	(424,592)	(8,228)

Net deferred tax assets	$29,578	$62,413

As of December 31, 2008, the Company released a valuation allowance of $3.6 million for capital loss carryforwards due to its ability to recognize these deferred tax assets. In addition, the Company increased net deferred tax assets recorded in conjunction with the Gemstar acquisition by $378 million with an offsetting decrease in goodwill.

As of December 31, 2008, the Company had federal tax loss carryforwards of approximately $1.057 billion, of which $13.2 million related to stock option deductions and are not included in deferred tax assets. The federal loss carryforwards will expire in 2012 through 2028. The Company has state net operating loss carryforwards of approximately $37.3 million as of December 31, 2008. The state loss carryforwards will expire in 2009 through 2017.

The Company has federal research and development and foreign tax credits available to reduce future income tax expense of approximately $4.2 million and $5.6 million, respectively. The federal research credits will expire in 2024 through 2028 and the foreign tax credits will expire in 2014 through 2018.

Utilization of state and federal net operating loss and credit carryforwards may be subject to limitations due to ownership changes.

As disclosed in Note 1, the Company adopted the provisions of FIN 48 as of January 1, 2007. At December 31, 2008, the Company had gross tax-affected unrecognized tax benefits of $304.8 million of which $302.7 million, if recognized, would impact the effective tax rate, while the remaining amount would impact additional-paid-in-capital. During the year ended December 31, 2008 the Company recorded interest related to unrecognized tax benefits of approximately $3.5 million. Total accrued interest and penalties at December 31, 2008 was $20.1 million. Interest and penalties are classified in income tax expense. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2008	$45,165
Additions from acquired companies	268,574
Additions for tax positions related to the current year	2,135
Additions for tax provisions of prior years	822
Reductions for audit settlements	(9,499)
Reductions for statute of limitations closures	(2,408)

Balance as of December 31, 2008	$304,789

As of December 31, 2008, $52.9 million of the gross tax-affected unrecognized tax benefits have been recorded in long-term liabilities and $251.9 million have been recorded as an offset to long-term deferred tax assets.

The Company has not provided U.S. Federal or state taxes on approximately $81.8 million of undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be permanently reinvested outside the U.S.

The Company conducts business globally and as a result files U.S. federal, state and foreign income tax returns in various jurisdictions. During 2008, the Internal Revenue Service concluded its examination of the Company’s federal income tax returns for 2003 and 2004. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2004.

(13) Geographic Information

Information on Revenue by Geographic Areas:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
United States	$153,563	$63,732	$44,829
International	176,482	81,211	66,740

Total Revenue	$330,045	$144,943	$111,569

Information on Long Lived Assets by Geographic Areas:

	December 31,
	2008	2007
	(in thousands)
United States
Property and Equipment, net	$41,900	$7,255
Goodwill, net	806,541	158,469
Intangibles, net	883,039	64,179

Total United States	1,731,480	229,903

International
Property and Equipment, net	3,452	2,756
Goodwill, net	21,644	40,740
Intangibles from Acquisitions, net	12,032	14,622

Total International	37,128	58,118

Total Long Lived Assets	$1,768,608	$288,021

(14) Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2019. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space in Ann Arbor, Bedford, Burbank, Los Angeles, Illinois, New York, Radnor, San Francisco, Tulsa, the United Kingdom, Luxembourg, Canada and Japan, which expire at various dates from 2009 through 2019. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease. The Company also leases certain computer software under a capital lease agreement which expires on March 1, 2009. Amortization of assets recorded under the capital lease is included in depreciation expense.

Future minimum lease payments pursuant to these leases as of December 31, 2008 were as follows (in thousands):

	Operating Leases	Capital Lease
2009	$18,167	$347
2010	17,513	—
2011	15,647	—
2012	13,001	—
2013	12,463	—
Thereafter	36,622	—

Total minimum lease payments	$113,413	$347
Less sublease revenues	(24,425)
Less: Amounts representing interest	—	(5)

Net future minimum lease payments	$88,988	342

Less: current portion of obligations under capital leases		(342)

Long-term portion of obligations under capital leases		$—

Rent expense from continuing operations was $13.5 million, $5.2 million, and $4.5 million, for the years ended December 31, 2008, 2007, and 2006, respectively. Included in assets held for sale at December 31, 2008, is a capital lease for a satellite transponder used by the Company’s TV Guide Network business. Payments under this lease are $1.6 million each year through 2019.

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

In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The Company has not established a reserve with respect to this matter in its consolidated financial statements.

Comcast Cable Communications Corp., LLC v. Finisar Corporation, in the United States District Court for the Northern District of California. In support of a potential claim for indemnification, Comcast Cable Communications Corp., LLC (“Comcast”) put the Company on notice that it had received communications from Finisar Corporation (“Finisar”) asserting infringement of U.S. Patent 5, 404, 505 (the “‘505 patent”). On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule, among other things, that it does not infringe the ‘505 patent and/or that the patent is invalid. On May 15, 2008, Finisar entered into a covenant and stipulation with Comcast, filed with the California Court, that it would not assert any claim of the ‘505 patent against Comcast or certain related entities, other than claim 25. On July 11, 2008, the Court ruled on Comcast’s summary judgment motion, finding that claim 25 is invalid, and therefore finding that Comcast’s non-infringement motion is moot. Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned.

Legal Proceedings

We are involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of Macrovision Solutions Corporation and its subsidiaries.

Patent Litigation

ODS Technologies, L.P. v. Magna Entertainment Corp., HRTV, Inc. and XpressBet, Inc., in the United States District Court for the Central District of California. On May 17, 2007, Gemstar’s subsidiary ODS Technologies, L.P. (“ODS”, which does business as TVG Network) filed a patent infringement complaint—and later, an amended complaint, against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe five of its patents related to interactive off-track wagering systems. ODS seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. In response, MEC, XpressBet and HRTV asserted that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable. On June 25, 2008, MEC and XpressBet filed a motion for summary judgment asserting that neither of them infringe the asserted claims of the ‘354 patent. The hearing date on that motion has been taken off calendar pending completion of discovery, which is ongoing. In connection with the divestiture of TVG Network (See Note 16), the purchaser agreed to assume liability for this matter.

Gemstar Acquisition Litigation

Martin Henkel v. Battista, et al., in the Court of Chancery of the State of Delaware. On December 17, 2007, a purported stockholder class action lawsuit was filed against Gemstar and members of its Board of Directors alleging that the then-pending acquisition of Gemstar was unfair to its stockholders. The complaint contained a cause of action for breach of fiduciary duty against Gemstar and members of its Board of Directors. On February 1, 2008, the plaintiff filed an amended complaint, adding News Corporation as a defendant and asserting a cause of action against News Corporation for aiding and abetting breach of fiduciary duty. On March 14, 2008, the parties executed a Memorandum of Understanding, agreeing to a full settlement of the matter in exchange for certain supplemental public disclosures related to the proposed acquisition and attorney fees not to exceed $1.25 million. The court has approved the settlement and the amount has been paid by the Company. The settlement documents have been finalized, and the class members will receive notification of the settlement.

Other Litigation

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case. Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics (“Thomson”), and Hughes Electronics (collectively, the “Defendants”) with respect to three patents (the “SuperGuide Patents”) owned by SuperGuide but licensed to GDC. After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. Pursuant to certain licensing and settlement agreements between GDC and EchoStar, the claims between GDC and EchoStar were dismissed with prejudice. During March 2007, the Court held a bench trial on the licensing issues in the case. On July 20, 2007, the Court ruled in favor of SuperGuide on those issues. In connection with that ruling, GDC’s counterclaims against SuperGuide for declaratory judgment and breach of contract were dismissed with prejudice. On October 20, 2008, SuperGuide’s claims against DirecTV and Thomson were dismissed with prejudice following a settlement between those parties. Both DirecTV and Thomson had asserted purported indemnification rights against the Company during the course of the litigation, and following the settlement, both of those entities reiterated those rights and requested that the Company indemnify them for the amounts they paid in settlement, but the Company has not agreed to do so.

Thomson, Inc. v. Gemstar—TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with the SuperGuide Corp v. DirecTV Enterprises, Inc. et. al matter discussed above. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for claims regarding the patents at issue in the SuperGuide matter, compensatory damages, including fees and expenses paid by Thomson in connection with the SuperGuide matter, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.

Youbet.com, Inc. v. ODS Technologies, L.P. and ODS Properties, Inc., American Arbitration Association. In this matter, filed December 9, 2008, the plaintiff alleges that the defendants overcharged them in wagering fees at various horse tracks, and claims damages in excess of $11.0 million dollars. In connection with the divestiture of TVG Network (See Note 16), the purchaser agreed to assume liability for this matter.

In addition to the items listed above, Macrovision Solutions Corporation is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. Macrovision Solutions Corporation has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against Macrovision Solutions Corporation involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require them to pay damages or make other expenditures in amounts that could have a material adverse effect on their financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or Macrovision Solution Corporation’s other litigation are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

(15) Quarterly Consolidated Financial Data (Unaudited)

	Quarter (1)
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
2008
Revenues	$30,295	$73,054	$108,526	$118,170	$330,045
Income (loss) from continuing operations, net of taxes (2)	$8,687	$(9,517)	$12,524	$9,231	$20,925
Discontinued operations, net of taxes (3)	$(2,392)	$95,458	$(3,734)	$(219,115)	$(129,783)
Net income (loss)	$6,295	$85,941	$8,790	$(209,884)	$(108,858)

Basic income (loss) per share from continuing operations	$0.16	$(0.11)	$0.12	$0.09	$0.24
Basic income (loss) per share from discontinued operations	(0.04)	1.11	(0.03)	(2.15)	(1.50)

Basic net earnings (loss) per share	$0.12	$1.00	$0.09	$(2.06)	$(1.26)

Diluted income (loss) per share from continuing operations	$0.16	$(0.11)	$0.12	$0.09	$0.24
Diluted (loss) income per share from discontinued operations	(0.04)	1.11	(0.03)	(2.15)	(1.50)

Diluted net earnings (loss) per share	$0.12	$1.00	$0.09	$(2.06)	$(1.26)

	Quarter (1)
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)

2007 (4)
Revenues	$34,065	$23,409	$45,605	$41,864	$144,943
Income from continuing operations, net of taxes (5)(6)	$8,529	$576	$21,133	$15,799	$46,037
Discontinued operations, net of taxes (5)(7)	$(2,821)	$1,916	$(7,041)	$(6,591)	$(14,537)
Net income	$5,708	$2,492	$14,092	$9,208	$31,500

Basic income per share from continuing operations	$0.16	$0.01	$0.39	$0.29	$0.86
Basic (loss) income per share from discontinued operations	(0.05)	0.04	(0.13)	(0.12)	(0.27)

Basic net earnings per share	$0.11	$0.05	$0.26	$0.17	$0.59

Diluted income per share from continuing operations	$0.16	$0.01	$0.38	$0.29	$0.85
Diluted (loss) income per share from discontinued operations	(0.05)	0.04	(0.12)	(0.12)	(0.27)

Diluted net earnings per share	$0.11	$0.05	$0.26	$0.17	$0.58

(1)	Information included above has been reclassified from amounts previously reported to present the operations of eMeta, TVG Network, TV Guide Network and TV Guide Online as discontinued operations. See Note 4.
(2)	During the third quarter of 2008 the Company recorded a discrete tax benefit of $10.1 million for the reversal of FIN 48 reserves for which the statute of limitations expired.
(3)	During the second quarter of 2008 the Company sold its Software and Games business and recorded a pre-tax gain on sale of $151.3 million. In addition in the third quarter of 2008 the Company recorded $6.7 million of impairment charges related to its eMeta business. During the fourth quarter of 2008 the Company recorded $208.3 million in impairment charges related to its TV Guide Network, TV Guide Online and TVG Network businesses. See Note 4.
(4)	In its Form 10-Q for the quarterly period ended September 30, 2008, the Company made an error in classifying income tax expense between continuing operations and discontinued operations for the three months ended September 30, 2007. This error resulted in income from continuing operations, net of taxes being overstated by $6.9 million and discontinued operations, net of taxes being understated by $6.9 million. This misclassification did not impact net income. The Company has corrected this error in the above quarterly information.
(5)	During the year ended December 31, 2007, the Company implemented several restructuring programs. See Note 8.
(6)	During the fourth quarter of 2007, the Company recorded an impairment charge related to a strategic investment. See Note 9.
(7)	During the fourth quarter of 2007, the Company recorded a $7 million legal settlement charge to its results of discontinued operations. See Note 4.

(16) Subsequent Events

On January 5, 2009, the Company signed a definitive agreement to sell its TV Guide Network and TV Guide Online businesses to Lions Gate Entertainment, Inc., a wholly-owned subsidiary of Lions Gate Entertainment Corp., for approximately $255 million in cash and assumed liabilities, subject to working capital and other indebtedness adjustments. The Company currently expects the sale to close in the first quarter of 2009.

On January 27, 2009, the Company closed the sale of its TVG Network business, for approximately $50 million in cash and assumed liabilities, subject to working capital and other indebtedness adjustments.

The Company will utilize the net sales proceeds to pay down its Senior Secured Term Loan Credit Facility upon the closing of these sales.