Form 10-Q
period 2009-03-31
Macrovision Solutions CORP
filed 2009-05-06
CIK 1424454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ____    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):.

Large accelerated filer  X     Accelerated filer____  Non-accelerated filer____  Smaller reporting company___
                                                                                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2009
Common stock, $0.001 par value	101,133,696

MACROVISION SOLUTIONS CORPORATION
FORM 10-Q
INDEX
PART I - FINANCIAL INFORMATION

PART I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$ 218,546	$ 199,188
Short-term investments	85,430	77,914
Trade accounts receivable, net	83,737	84,020
Deferred tax assets, net	26,805	29,537
Prepaid expenses and other current assets	13,492	12,053
Assets held for sale	-	329,522
Total current assets	428,010	732,234
Long-term marketable securities	80,500	84,955
Restricted cash	36,782	-
Property and equipment, net	38,777	45,352
Finite-lived intangible assets, net	874,789	895,071
Other assets	40,845	50,387
Goodwill	837,372	828,185
	$ 2,337,075	$ 2,636,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 3,372	$ 3,486
Accrued expenses	89,058	82,200
Taxes payable	28,365	8,996
Deferred revenue	13,799	14,376
Current portion of debt and capital lease obligations	342	5,842
Liabilities held for sale	-	56,021
Total current liabilities	134,936	170,921
Taxes payable, less current portion	73,990	73,009
Deferred tax liability, net	10,753	9,914
Long-term debt and capital lease obligations, less current portion	622,940	855,160
Deferred revenue, less current portion	4,484	4,909
Other non current liabilities	9,047	7,076
	856,150	1,120,989
Stockholders’ equity:
Common stock	103	103
Treasury stock	(25,068)	(25,068)
Additional paid-in capital	1,610,238	1,602,667
Accumulated other comprehensive loss	(5,205)	(4,879)
Accumulated deficit	(99,143)	(57,628)
Total stockholders’ equity	1,480,925	1,515,195
	$ 2,337,075	$ 2,636,184

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$ 111,158	$ 30,295

Costs and expenses:
Cost of revenues	15,170	3,933
Research and development	23,024	5,073
Selling, general and administrative	32,131	14,668
Depreciation	4,549	804
Amortization	20,259	3,065
Restructuring and asset impairment charges	7,971	-
Total costs and expenses	103,104	27,543

Operating income from continuing operations	8,054	2,752
Interest expense	(17,578)	(4,018)
Interest income and other, net	1,455	5,606
Gain on sale of strategic investments	-	5,238
(Loss) income from continuing operations before income taxes	(8,069)	9,578
Income tax (benefit) expense	(2,724)	2,156
(Loss) income from continuing operations, net of tax	(5,345)	7,422
Discontinued operations, net of tax	(36,170)	(2,392)
Net (loss) income	$ (41,515)	$ 5,030

Basic (loss) income per share:
Basic (loss) income per share from continuing operations	$ (0.05)	$ 0.13
Basic loss per share from discontinued operations	$ (0.36)	$ (0.04)
Basic net (loss) income per share	$ (0.41)	$ 0.09

Shares used in computing basic net earnings per share	100,942	54,030

Diluted (loss) income per share:
Diluted (loss) income per share from continuing operations	$ (0.05)	$ 0.13
Diluted loss per share from discontinued operations	$ (0.36)	$ (0.04)
Diluted net (loss) income per share	$ (0.41)	$ 0.09

Shares used in computing diluted net earnings per share	100,942	54,078

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION SOLUTIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (41,515)	$ 5,030
Adjustments to reconcile net (loss) income to net cash provided by operations:
(Income) loss from discontinued operations, net of tax	(583)	2,392
Loss on disposition of discontinued operations	3,468	-
Depreciation and amortization	24,808	3,869
Amortization of note issuance costs and FSP APB 14-1 discount	6,515	2,414
Equity-based compensation	4,653	2,285
Restructuring and asset impairment charge	4,142	-
Deferred taxes	6,650	(790)
Gain on sale of strategic investment	-	(5,238)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	284	12,058
Deferred revenue	(1,002)	1,274
Prepaid expenses, other current assets and other assets	1,434	1,502
Income taxes	20,350	(177)
Accounts payable, accrued expenses, and other long-term liabilities	(13,067)	(19,748)
Net cash provided by operating activities of continuing operations	16,137	4,871
Net cash provided by operating activities of discontinued operations	1,184	3,838
Net cash provided by operating activities	17,321	8,709

Cash flows from investing activities:
Proceeds from disposition of businesses, net	281,400	-
Reclass portion of sales proceeds from disposition of business to restricted cash	(36,782)	-
Purchases of long and short term marketable investment securities	(15,176)	(143,197)
Sales or maturities of long and short term marketable investments	13,207	294,612
Purchases of property and equipment	(2,427)	(592)
Other investing	-	(1,654)
Net cash provided by investing activities of continuing operations	240,222	149,169

Cash flows from financing activities:
Principal payments under capital lease and debt obligations	(240,002)	(608)
Proceeds from exercise of options and other financing activities	2,914	3,485
Net cash (used in) provided by financing activities of continuing operations	(237,088)	2,877
Net cash used in financing activities of discontinued operations	(114)	-
Net cash (used in) provided by financing activities	(237,202)	2,877
Effect of exchange rate changes on cash	(983)	704
Net increase in cash and cash equivalents	19,358	161,459
Cash and cash equivalents at beginning of period	199,188	134,070
Cash and cash equivalents at end of period	$ 218,546	$ 295,529

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

    On April 1, 2008, the Company sold its software and games businesses (referred to as “Software” and “Games”, respectively).  In November 2008, the Company sold its RightCommerce (also know as “eMeta”) business.  In December 2008, the Company sold its TV Guide Magazine business.  In January 2009, the Company sold its TVG Network business and in February 2009, the Company sold its TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are referred to as the “Media Properties”.  The results of operations and cash flows of Software, Games, eMeta and the Media Properties have been classified as discontinued operations for all periods presented (See Note 3).

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Macrovision Solutions Corporation and its subsidiaries in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations.  However, the Company believes the disclosures are adequate to make the information not misleading.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented.  This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors” contained in Macrovision Solutions Corporation’s 2008 Annual Report on Form 10-K.

    The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2009, for any future year, or for any other future interim period.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – ACQUISITIONS

Gemstar Acquisition

    On May 2, 2008, the Company acquired Gemstar in a cash and stock transaction for $2.65 billion.  Gemstar was a technology, media and entertainment company that developed, licensed, marketed and distributed products and services targeted at the video guidance and entertainment needs of consumers worldwide.

    The Company, based upon estimated fair values as of May 2, 2008, made an allocation of the purchase price to the net tangible and intangible assets acquired.   The Company’s purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$ 663,618
Trade accounts receivable	74,848
Property and equipment	72,546
Goodwill	932,464
Identifiable intangible assets	1,118,570
Other assets	56,667
Accounts payable and other liabilities	(144,417)
Restructuring charge (See note 9)	(21,162)
Deferred tax liabilities, net	(3,815)
Deferred revenue	(85,461)
Capital lease obligations	(11,898)
Total purchase price	$ 2,651,960

Pro Forma Financial Information

    The pro forma financial information presented below (in millions) assumes the acquisition of Gemstar had occurred on January 1, 2007.  The pro forma financial information does not include the results of Software, Games, eMeta and the Media Properties as these businesses have been classified as discontinued operations. The pro forma financial information assumes $275 million of net proceeds from the sale of the Media Properties reduced the amount of debt issued in conjunction with acquiring Gemstar.  The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

Three Months Ended March 31,
2008

Net revenue	$ 103.7

Operating income (1)	$ 38.5

Income from continuing operations (1)	$ 22.2

Basic and diluted earnings per share from continuing operations	$ 0.22

(1)	Includes a $32.5 million pre-tax benefit from a Gemstar insurance settlement.

NOTE 3 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

    On February 28, 2009, the Company sold its TV Guide Network and TV Guide Online business units for approximately $244 million in cash, subject to working capital and other adjustments.  As part of the sale, the Company agreed to deposit $36.8 million of this cash in an escrow account to serve as a source of recovery in the event the buyer of TV Guide Network and TV Guide Online has an indemnifiable claim.  The cash remaining in the escrow account will be released to the Company 15 months from the close of the sale.  The Company has recorded this $36.8 million in long-term restricted cash on its condensed consolidated balance sheet.  As of March 31, 2009, the Company has accrued liabilities of $11.4 million related to the disposition of TV Guide Network and TV Guide Online, which it expects to pay in the second quarter of 2009. As part of the sale the buyer has occupied the leased space used by TV Guide Network and TV Guide Online and we are in the process of arranging assignments and / or subleases for such leased premises.  Total remaining payments under these leases are $19.4 million.

    The assets and liabilities attributable to the Company’s TV Guide Network and TV Guide Online business units classified in the condensed consolidated balance sheet as held for sale at December 31, 2008 consist of the following (in thousands):

December 31, 2008
Trade accounts receivable, net	$ 17,320
Property and equipment, net	22,914
Other assets	4,893
Goodwill and intangible assets	223,595
Accounts payable and other liabilities	(11,749)
Capital lease	(11,456)
Deferred revenue	(8,574)
Total net assets held for sale	$ 236,943

    On January 27, 2009, the Company sold its TVG Network business unit for approximately $50.7 million.  Included in the net assets sold was $11.9 million of cash.  As of March 31, 2009 the Company has accrued liabilities of $1.6 million related to the disposition of TVG Network, which it expects to pay in the second quarter of 2009.

     The assets and liabilities attributable to the Company’s TVG Network business unit classified in the condensed consolidated balance sheet as held for sale at December 31, 2008 consist of the following (in thousands):

December 31, 2008
Trade accounts receivable, net	$ 5,255
Property and equipment, net	3,927
Other assets	1,499
Goodwill and intangible assets	50,119
Accounts payable and other liabilities	(24,242)
Total net assets held for sale	$ 36,558

    On April 1, 2008, the Company sold its Software business unit for $191 million and its Games business unit for $4 million in cash.

    On November 17, 2008 the Company sold its eMeta business unit for $0.8 million in cash.

    On December 1, 2008 the Company sold its TV Guide Magazine business unit in exchange for the assumption of its net liabilities.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net revenue:
Software	$ -	$ 27,352
Games	-	1,627
eMeta	-	1,944
TV Guide Network / TV Guide Online	18,363	-
TVG Network	4,562	-

Pre-tax (loss) income
Software	$ -	$ 1,369
Games	-	(2,563)
eMeta	-	(1,889)
TV Guide Network / TV Guide Online	1,825	-
TVG Network	(694)	-
Pre-tax loss on disposal of business units	(3,468)	-
Income tax (expense) benefit (1)	(33,833)	691
Loss from discontinued operations, net of tax	$ (36,170)	$ (2,392)

(1)	The $33.8 million in tax expense is primarily due to the sales of TVG Network and TV Guide Network / TV Guide Online including goodwill for which the Company had no basis for tax purposes.

NOTE 4 – DEBT

    Convertible Senior Notes

    In August 2006, the Company issued, in a private offering, $240.0 million in 2.625% convertible senior notes (Convertible Notes) due 2011 at par. The Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).

    On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”).  FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized.  The Company applied the provisions of FSP 14-1 retrospectively to all periods presented resulting in an increase to interest expense of $2.1 million, a decrease to net income of $1.3 million and a decrease in diluted income per share of $(0.02) for the three months ended March 31, 2008.  Additionally, stockholders’ equity at December 31, 2008 was increased by $15.9 million and long-term debt was decreased by $26.6 million to a carrying amount of $213.4 million

    As of March 31, 2009 and December 31, 2008, the principal amount of the Company’s Convertible Notes was $240.0 million.  As of March 31, 2009, the unamortized discount on the Convertible Notes due to applying the provisions of FSP 14-1 was $24.3 million, resulting in a carrying amount of $215.7 million.  During the three months ended March 31, 2009, the Company recorded $4.1 million of interest expense for the Convertible Notes, of which $2.3 million related to the amortization of the discount due to applying the provisions of FSP 14-1.

    Senior Secured Term Loan

    In connection with the Gemstar acquisition the Company entered into and fully drew-down a $550 million five year senior secured term loan credit facility (“Term Loan”).  As required under the Term Loan, during the three months ended March 31, 2009, the Company used $240.0 million of the proceeds from the Media Properties sale to pay down the Term Loan balance to $307.2 million.  In addition, these prepayments accelerated the amortization of note issuance costs resulting in $2.0 million of additional interest expense.  Unamortized note issuance costs related to the Term Loan as of March 31, 2009 were $20.5 million.

    11% Senior Notes

    In connection with the Gemstar acquisition the Company issued $100 million of 11% senior notes (“Senior Notes”) due 2013.  The Senior Notes include customary covenants, including fixed charge coverage minimums and restrictions on acquisitions, additional debt incurrence and dividend payments among others.  Interest is payable at 11% semiannually in arrears on November 15 and May 15.  Provided that the Term Loan has been repaid, the Company may redeem some or all of the Senior Notes at any time on or after November 15, 2009 at a price equal to 100% of the principal amount of notes to be redeemed.

NOTE 5 – FAIR VALUE MEASUREMENTS

     As of March 31, 2009, the Company held money market funds, fixed income securities and auction rate securities that are required to be measured at fair value on a recurring basis.  In addition, in December 2008, the Company entered into an agreement with UBS AG which provides (i) the Company the right (“ARS Put Option”) to sell auction rate securities with a par value of $62.4 million back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. The Company elected to measure the Put Option under the fair value option of Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The applicable auction rate securities are classified as trading.

    The following inputs, as defined under SFAS No. 157, Fair Value (“SFAS 157”), were used to determine the fair value of the Company’s investment securities at March 31, 2009 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$ 179,586	$ 179,586	$ -	$ -
Money market funds (restricted cash)	36,782	36,782	-	-
Fixed income available-for-sale securities	88,008	-	88,008	-
Auction rate securities (Available-for-sale)	15,547	-	-	15,547
Auction rate securities (Trading)	55,709	-	-	55,709
ARS Put Option	6,666	-	-	6,666
Total	$ 382,298	$ 216,368	$ 88,008	$ 77,922

    The Company’s fixed income available-for-sale securities consist of corporate debt securities, US Treasuries and municipal securities.

    The interest rate reset auction events for the Company’s auction rate securities have failed since early 2008. Therefore, the fair values of these securities are estimated taking into account such factors as likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

    The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option as of March 31, 2009 (in thousands):

Balance at December 31, 2008	$ 76,717
Gain on ARS classified as trading and recorded in other income	3,704
Unrealized gain included in accumulated other comprehensive income	1,205
ARS Put Option loss recorded in other income	(3,704)
Purchases and settlements, net	-
Balance at March 31, 2009	$ 77,922

    The Company’s auction rate securities portfolio at March 31, 2009 includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. Due to the Company's belief that the market for such securities may take in excess of twelve months to fully recover and because the Company has the ability and intent to hold these investments until the market recovers, the Company has classified these investments as long-term marketable securities on the Condensed Consolidated Balance Sheet at March 31, 2009. The Company continues to earn interest on all of its auction rate security instruments.

    On January 1, 2009, the Company adopted FSP SFAS 157-2, (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS 157 as it relates to non-financial assets and liabilities including items such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination, to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.  The adoption of FSP 157-2 did not have a material impact on the Company’s financial position or operating results.

-  9 -

NOTE 6 – EQUITY-BASED COMPENSATION

    Stock Options Plans

    During the quarter ended March 31, 2009, the Company granted stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2000 Equity Incentive Plan (the “2000 Plan”).

    As of March 31, 2009, the Company had 29.6 million shares reserved and 15.1 million shares remained available for issuance under the 2000 and 2008 Plans. The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  For options granted during the first quarter of 2009, the vesting period was generally four years where one quarter vests at the end of the first year, and the remainder vests monthly.  Option grants have contractual terms ranging from five to ten years.

    Restricted stock awards were issued from the 2008 Plan and generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to dividends and voting rights. As of March 31, 2009, the number of shares awarded but unvested was 0.7 million under the 2000 Plan and 0.2 million under the 2008 Plan.

    Employee Stock Purchase Plan

    The Company’s 2008 Employee Stock Purchase Plan (the “2008 ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The 2008 ESPP consists of a twenty-four-month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

    As of March 31, 2009, the Company had reserved 7.5 million shares under the 2008 ESPP, and has 7.3 million shares available for future issuance.

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

    Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110.  For options granted after July 15, 2008, the Company changed its standard vesting terms from three to four years and its contractual term from five to seven years.  Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate expected term.  The risk-free interest rate used in the option valuation model is from U.S.

Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS No. 123(R), Share Based Payments, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended March 31,
	2009	2008
Option Plans:
Dividends	None	None
Expected term	4.6 years	3.0 years
Risk free interest rate	1.9%	2.7%
Volatility rate	47%	43%

ESPP Plan:
Dividends	None	None
Expected term	1.3 years	1.3 years
Risk free interest rate	0.8%	2.1%
Volatility rate	53%	45%

    As of March 31, 2009, there was $34.2 million of unrecognized compensation cost for continuing operations, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.5 years.

    The weighted average fair value of options granted during the three months ended March 31, 2009 and March 31, 2008 was $6.34 and $5.58, respectively.  The weighted average grant date fair value of an employee purchase share right granted during the three months ended March 31, 2009 and March 31, 2008 was $3.04 and $4.53, respectively.  The weighted average fair value of a restricted stock award granted during the three months ended March 31, 2009 and March 31, 2008 was $15.73 and $15.49 respectively.

    The total intrinsic value of options exercised during the three months ended March 31, 2009 was $0.2 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

 NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

    The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2008	$ 828,185
Changes due to foreign currency exchange rates and other	3,672
Gemstar purchase accounting adjustments	5,515
Goodwill, net at March 31, 2009	$ 837,372

    The Company’s finite-lived intangible assets associated with its continuing operations are as follows (in thousands):

	March 31, 2009
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 826,799	$ (78,564)	$ 748,235
Existing contracts and customer relationships	43,591	(7,788)	35,803
Content databases	44,674	(5,930)	38,744
Trademarks / Tradenames	55,043	(3,036)	52,007
	$ 970,107	$ (95,318)	$ 874,789

	December 31, 2008
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 826,968	$ (61,438)	$ 765,530
Existing contracts and customer relationships	43,635	(6,800)	36,835
Content database	44,652	(4,690)	39,962
Trademarks / Tradenames	55,047	(2,303)	52,744
	$ 970,302	$ (75,231)	$ 895,071

    As of March 31, 2009, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2009	$ 60,756
2010	78,519
2011	75,536
2012	74,981
2013	72,936
Thereafter	512,061
Total amortization expense	$ 874,789

NOTE 8 – STRATEGIC INVESTMENT SALE

    During the first quarter of 2008, the Company recognized a gain of $5.2 million on the sale of its investment in Digimarc Corporation.

NOTE 9 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

    Q109 Restructuring Plan

    In conjunction with the disposition of the Media Properties, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  This was done to create cost efficiencies for the Company now that it no longer supports the Media Properties.  These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space.

    Gemstar Acquisition Restructuring Plan

    In conjunction with the Gemstar acquisition, management acted upon a pre-acquisition plan to restructure certain Gemstar operations resulting in severance of $21.2 million. This was done in order to create cost efficiencies for the combined Company. The severance liability was recognized as an assumed liability in the Gemstar acquisition and, accordingly, resulted in an increase to goodwill. As of December 31, 2008 the Company had paid $19.1 million of these costs and had a remaining liability of $2.1 million.  In the three months ended March 31, 2009, the Company paid $1.6 million of these costs resulting in a remaining liability of $0.5 million.  Restructuring accruals are classified on the balance sheet as “Accrued expenses”. The Company anticipates paying the remaining liability in the second and third quarters of 2009.

    Fiscal 2007 Restructuring Plans

    During fiscal year 2007, the Company’s Board of Directors approved several restructuring actions and an organizational realignment program. In addition, the Company discontinued its Hawkeye anti-piracy service. As of December 31, 2008, the Company had $0.4 million in accrued liabilities relating to these restructuring actions.  During the three months ended March 31, 2009, the Company reversed the remaining $0.4 million in liabilities.  This reversal was recorded in restructuring and asset impairment charges in the condensed consolidated statement of operations.

NOTE 10 – EARNINGS PER SHARE (“EPS”)

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

	Three months ended March 31,
	2009	2008

Basic EPS – weighted average number of common shares outstanding	100,942	54,030
Effect of dilutive common equivalent shares	-	48
Diluted EPS – weighted average number of common shares and common equivalent shares outstanding	100,942	54,078

    The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2009	2008

Stock options	7,955	4,474
Restricted stock	485	985
Warrants	7,955	7,955
Convertible senior notes	8,486	8,486
Total weighted average potential common shares excluded from diluted net earnings per share	24,881	21,900

NOTE 11 – COMPREHENSIVE (LOSS) INCOME

    The components of comprehensive (loss) income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net (loss) income	$ (41,515)	$ 5,030
Other comprehensive (loss) income:
Unrealized gains (losses) on investments (1)	1,093	(5,431)
Foreign currency translation adjustments	(1,419)	928
Comprehensive (loss) income	$ (41,841)	$ 527

(1) Changes in unrealized (losses) gains on investments during the three months ended March 31, 2008 include the reduction of $3.2 million, net of taxes, of unrealized gains related to Digimarc Corporation.  These gains became realized gains when the Company sold this investment during the first quarter of 2008 (see Note 8).

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133  (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 primarily affected disclosure requirements and did not have a material impact on the Company’s financial position or operating results.

    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of SFAS 160 primarily affected disclosure requirements and did not impact the Company’s financial position or operating results.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed;  (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. SFAS 141(R) is effective for the Company for transactions consummated during annual periods beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results from operations.

    In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results from operations.

    In April 2009 the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). The Company will adopt FSP 107-1 during the quarter ended June 30, 2009.  FSP 107-1 requires additional disclosures about the Company’s financial instruments in interim financials and therefore the Company does not anticipate the adoption of FSP 107-1 will have a material impact on its financial position or results from operations.

    In April 2009 the FASB issued FSP SFAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”).  FSP 115-2 replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with the requirement that management assert: (i) it does not have the intent to sell the security; and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis.  FSP 115-2 also incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired.  The Company will adopt FSP 115-2 during the quarter ended June 30, 2009 and does not anticipate that the adoption will have a material impact on its financial position or results from operations.

    In April 2009 the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That

are Not Orderly (“FSP 157-4”).  FSP 157-4 affirms that the objective of fair value when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether potentially comparative transactions are orderly transactions or transactions that are not orderly (that is, distressed or forced).  The Company will adopt FSP 157-4 during the quarter ended June 30, 2009 and does not anticipate that the adoption will have a material impact on its financial position or results from operations.

NOTE 13 – INCOME TAXES

    The Company recorded an income tax benefit of $2.7 million and income tax expense of $2.2 million for its continuing operations for three months ended March 31, 2009 and 2008, respectively. Income tax benefit for the three months ended March 31, 2009 includes a discrete tax benefit of $1.9 million resulting from the enactment of a California tax law change during the quarter which reduced the balance of deferred tax liabilities expected to be paid in 2011 and years thereafter.  Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

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

    Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, the Company believes that it is more likely than not that the benefits of these deductible differences, net of valuation allowances, as of March 31, 2009, will be realized.

    The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2004.

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

    Comcast Cable Communications Corp., LLC v. Finisar Corporation, in the United States District Court for the Northern District of California. In support of a potential claim for indemnification, Comcast Cable Communications Corp., LLC (“Comcast”) put the Company on notice that it had received communications from Finisar Corporation (“Finisar”) asserting infringement of U.S. Patent 5,404,505 (the “‘505 patent”). On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule, among other things, that it does not infringe the ‘505 patent and/or that the patent is invalid. On May 15, 2008, Finisar entered into a covenant and stipulation with Comcast, filed with the California Court, that it would not assert any claim of the ‘505 patent against Comcast or certain related entities, other than claim 25. On July 11, 2008, the Court ruled on Comcast’s summary judgment motion, finding that claim 25 is invalid, and therefore finding that Comcast’s non-infringement motion is moot. Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned.

    Legal Proceedings

    We are involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of Macrovision Solutions Corporation and its subsidiaries.

Gemstar Acquisition Litigation

     Martin Henkel v. Battista, et al. in the Court of Chancery of the State of Delaware.  On December 16, 2008, the court issued an order approving the settlement between the parties.  During the quarter-ended March 31, 2009, as part of the settlement, the Company paid $1.1 million toward plaintiffs’ legal fees and the Company’s insurance carrier reimbursed the Company for $0.8 million of that amount.  The settlement is now final and the class members have received notification of the settlement.

Other Litigation

    Thomson, Inc. v. Gemstar—TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for SuperGuide’s claims, compensatory damages, including fees and expenses paid by Thomson in that case, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  The case is set for trial in June 2009.

    DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association - Los Angeles.  On March 20, 2009, DIRECTV, Inc. (“DIRECTV”) filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter.  DIRECTV seeks indemnity under the November

21, 2003 License and Distribution Agreement and Patent License Agreement between the parties and claims damages plus interest and its arbitration-related attorneys’ fees.  We have filed a Response and Counterclaim for breach of contract.   No hearing date has been set.

    In addition to the items listed above, Macrovision Solutions Corporation is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. Macrovision Solutions Corporation has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against Macrovision Solutions Corporation involve potential damage claims, or sanctions, that if granted, could require them to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or Macrovision Solution Corporation’s other litigation are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

NOTE 15 – SUBSEQUENT EVENTS

    On April 30, 2009, the Company acquired substantially all of the assets of Muze, Inc. (“Muze”) for approximately $16.5 million in cash.  Muze provides metadata on video, music, games and books to retailers, Internet destinations, software producers, consumer electronics manufacturers and mobile service providers in the United States and Europe.  The Company acquired Muze to expand its worldwide entertainment metadata portfolio.

    On May 6, 2009, the Company made a $50 million voluntary pay down on its Term Loan (See Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

Overview

    Macrovision Solutions Corporation is focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment.  Our offerings include interactive program guides (IPGs), embedded licensing technologies, media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music and game content and anti-piracy and content protection technologies and services.  In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.  We group our revenue into the following categories - (i) CE manufacturers, (ii) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), and (iii) other. The Company includes in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a technology supplier such as the manufacturer of a set-top box.  IPG revenues for IPGs included in a set-top box deployed by a service provider where payment was made by the set-top box manufacturer were previously classified in CE manufacturers.  Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. The Company’s management feels this classification is preferable as it allows a better association between service provider revenue and digital households deploying a Company-provided IPG or an IPG deployed under a patent license with the Company.  CE manufacturers deploy such Company products and services as Connected Platform, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, web services, G-Code, ShowView System, LASSO and Tapestry. Service providers deploy such Company products and services as Passport Echo, Passport DCT, Passport, Passport Applications, i-Guide, j-Guide and web services. Other includes our entertainment company content protection products and services such as ACP, RipGuard and BD+; AMG related web sites; and our business of licensing our extensive database of descriptive information about television, movie, music and game content.

    On May 2, 2008, Macrovision Solutions Corporation acquired Gemstar-TV Guide International, Inc. (“Gemstar”) and the Company’s results of operations include the operations of Gemstar from that date forward.

    On April 1, 2008, the Company sold its software and games businesses (referred to as “Software” and “Games”, respectively).  In November 2008, the Company sold its RightCommerce (also know as “eMeta”) business.  In December 2008, the Company sold its TV Guide Magazine business.  In January 2009, the Company sold its TVG Network business and in February 2009, the Company sold its TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are referred to as the “Media Properties”.  The results of operations and cash flows of Software, Games, eMeta and the Media Properties have been classified as discontinued operations for all periods presented (See Note 3 to the condensed consolidated financial statements).

Results of Operations

     The following tables present our condensed consolidated statements of operations for our continuing operations compared to the prior year (in thousands).

	Three Months Ended
	March 31,
	2009	2008	Change $	Change %

Revenues:
CE manufacturers	$ 46,486	$ 17,176	29,310	171%
Service providers	52,433	1,645	50,788	3087%
Other	12,239	11,474	765	7%
Total revenues	111,158	30,295	80,863	267%
Costs and expenses:
Cost of revenues	15,170	3,933	11,237	286%
Research and development	23,024	5,073	17,951	354%
Selling, general and administrative	32,131	14,668	17,463	119%
Depreciation	4,549	804	3,745	466%
Amortization	20,259	3,065	17,194	561%
Restructuring and asset impairment charges	7,971	-	7,971	NA
Total operating expenses	103,104	27,543	75,561	274%

Operating income from continuing operations	8,054	2,752	5,302	193%
Interest expense	(17,578)	(4,018)	(13,560)	337%
Interest income and other, net	1,455	5,606	(4,151)	-74%
Gain on strategic investments	-	5,238	(5,238)	-100%
(Loss) income from continuing operations before taxes	(8,069)	9,578	(17,647)	-184%
Income tax (benefit) expense	(2,724)	2,156	(4,880)	-226%
(Loss) income from continuing operations, net of tax	(5,345)	7,422	(12,767)	-172%
Loss from discontinued operations, net of tax	(36,170)	(2,392)	(33,778)	1412%
Net (loss) income	$ (41,515)	$ 5,030	(46,545)	-925%

Net Revenues

    CE Manufacturers

    For the three months ended March 31, 2009, revenue from the sale of our products and licensing of our patents to CE manufacturers increased significantly compared to the same period in the prior year. This was largely due to including revenue from products and services the Company obtained in the Gemstar acquisition.  Legacy Gemstar products and patents contributed $28.1 million in revenues to the first quarter of 2009.  We expect revenue from the licensing of our IPG products and patents to grow in the future primarily driven by new license agreements and an increase in sales of CE devices incorporating our products or patents.

    Service Providers

    For the three months ended March 31, 2009, revenue from the sale of our products to service providers increased significantly compared to the same period in the prior year.  This was largely due to including revenue from products and services the Company obtained in the Gemstar acquisition.  Legacy Gemstar products and services contributed $52.0 million in revenues to the three months ended March 31,

2009, primarily from the licensing of our IPG products and patents. We expect revenue from the licensing of our IPG products and patents to grow in the future as we expand our licensing program internationally.

    Other

    Other consists primarily of the licensing of our content protection technologies to entertainment companies and the licensing of our underlying media content/metadata.  For the three months ended March 31, 2009, Other increased compared to the same period in the prior year primarily due to increased revenue from our data business partially offset by a decline in our content protection revenues from entertainment studios.

Cost of Revenues

    For the three months ended March 31, 2009, cost of revenues increased from the same period in the prior year, primarily due to additional costs associated with products and services acquired in the Gemstar acquisition.

Research and Development

    For the three months ended March 31, 2009, research and development expenses increased from the same period in the prior year primarily due to additional research and development activities related to the Gemstar operations.

Selling, General and Administrative

    For the three months ended March 31, 2009, selling, general and administrative expenses increased from the same period in the prior year, primarily due to additional costs associated with the Gemstar operations.

Depreciation and amortization

    Depreciation and amortization increased from the same period in the prior year primarily due to the depreciation of fixed assets and amortization of intangible assets from the Gemstar acquisition.

Restructuring and asset impairment charges

    In conjunction with the disposition of the Media Properties, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  These charges included, $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments to be made on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space.  Additionally, during the three months ended March 31, 2009, the Company reversed the remaining $0.4 million in liabilities related to the Fiscal 2007 Restructuring Plans.  See Note 9 to the condensed consolidated financial statements.

Interest Expense

    Interest expense increased compared to the same period in the prior year due to the issuance of debt to finance the Gemstar acquisition.  The three months ended March 31, 2009, also included $2.0 million in accelerated amortization of note issuance costs related to the Company’s pay down of $240 million in principal outstanding under its $550 million term loan in the first quarter of 2009.  See Note 4 to the condensed consolidated financial statements.

Interest Income and Other, Net

    Interest income and other, net decreased from the same period in the prior year due to lower prevailing interest rates and lower average cash and investment balances.

Gain on strategic investments.

    During the first quarter of 2008, the Company recognized a gain of $5.2 million on the sale of its investment in Digimarc Corporation.

Income Taxes

    We recorded an income tax benefit from continuing operations of $2.7 million and income tax expense of $2.2 million for the three months ended March 31, 2009 and 2008, respectively. Income tax benefit for the three months ended March 31, 2009, includes a discrete tax benefit of $1.9 million resulting from the enactment of a California tax law change during the quarter which reduced the balance of deferred tax liabilities expected to be paid in 2011 and years thereafter.

Discontinued Operations

    Loss from discontinued operations increased for the three months ended March 31, 2009, as compared to the prior year, primarily due to income tax expense recorded due to the sale of TVG Network, TV Guide Network and TV Guide Online.

Costs and Expenses

    Our cost of revenues consists primarily of service costs, patent prosecution, patent maintenance and patent litigation costs.  Our research and development expenses are comprised primarily of employee compensation and benefits, consulting costs, our 49% share of the Guideworks LLC joint venture and an allocation of overhead and facilities costs.  We account for our 49% share of Guideworks LLC joint venture as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements.  Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs.  Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.

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

    There have been no significant changes in our critical accounting policies during the three months ended March 31, 2009, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

    We finance our operations primarily from cash generated by operations. Our continuing operating activities provided net cash of $16.1 million and $4.9 million in the three months ended March 31, 2009 and 2008, respectively.  Cash provided by operating activities increased from the prior period primarily due to the Gemstar acquisition.  The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in our Annual Report on Form 10-K.

    Net cash provided by investing activities from continuing operations increased $91.0 million from the prior period, primarily due to current quarter receipts of $244.6 million from the sales of TVG Network, TV Guide Network and TV Guide Online, net of $36.8 million of cash classified as restricted (see below), offset by a $153.4 million decrease in net investment proceeds. The Company also made $2.4 million in capital expenditures during the quarter. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $15 million and $20 million for the full year in 2009.

    Net cash used in financing activities from continuing operations increased $240.0 million from the prior year period primarily due to the Company making $240.0 million in debt payments, as required under the terms of its Term Loan (see below), from the net proceeds from the TVG Network and TV Guide Network and TV Guide Online sales.

    Included on the Company’s balance sheet at March 31, 2009 is $36.8 million in restricted cash.  As part of the sale of TV Guide Network and TV Guide Online, the Company agreed to deposit this cash in an escrow account to serve as a source of recovery in the event the buyer of TV Guide Network and TV Guide Online has an indemnifiable claim.  The cash remaining in the escrow account will be released to the Company in May 2010.

    In connection with the Gemstar acquisition the Company entered into and fully drew-down a $550 million five year senior secured term loan credit facility (“Term Loan”). As of March 31, 2009, $307.2 million was outstanding. The Term Loan is guaranteed by Company domestic subsidiaries, and the assets and shares of Company domestic subsidiaries are pledged as collateral against the Term Loan. The Company is required to use the proceeds from asset sales of $75 million or more to pay down the Term Loan; proceeds from assets sales of less than $75 million may be retained for investment in fixed or capital assets.

    The Company may elect to pay interest on the Term Loan at a rate of (i) Libor plus 3.75%, with a Libor floor of 3.5% or (ii) the Term Loan administrative agent’s prime rate plus 2.75%. The Term Loan includes customary covenants, including total leverage ratio limits, fixed charge coverage minimums and restrictions on additional debt incurrence and dividend payments among others. As of March 31, 2009, the Company was in compliance with the Term Loan debt covenants.

    In the event (i) the Company’s leverage ratio is greater than 2.5 to 1.0, and (ii) more than $50 million in aggregate principal amount of the 2.625% convertible senior notes due 2011 (see below) is still outstanding, and (iii) the scheduled maturity of such convertible notes is more than 181 days in the future, then our Term Loan will become due on that 182nd day prior to the maturity date of such convertible notes.

    In connection with the Gemstar acquisition the Company issued $100 million of 11% senior notes (the “Senior Notes”) due 2013. The Senior Notes include customary covenants, including fixed charge coverage minimums and restrictions on acquisitions, additional debt incurrence and dividend payments among others. Interest is payable at 11% semiannually in arrears on November 15 and May 15. Provided that the Term Loan has been repaid, the Company may redeem some or all of the Senior Notes at any time on or after November 15, 2009 at a price equal to 100% of the principal amount of notes to be redeemed. In addition, provided that the Term Loan has been repaid, the Company may redeem the Senior Notes in whole or in part at any time before November 15, 2009 at a redemption price plus a “make-whole” premium. The Company must offer to purchase the Senior Notes if it experiences specific kinds of changes of control or sells assets under certain circumstances.

    In August 2006, the Company issued, in a private offering, $240.0 million in 2.625% convertible senior notes due 2011 at par (the “Convertible Notes”). The Convertible Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).

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

    In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  On May 5, 2008, the Board of Directors of Macrovision Solutions Corporation reconfirmed this stock purchase program. During the fourth quarter of 2008 the Company repurchased 2.3 million shares of common stock for approximately $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of March 31, 2009, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million.

    As of March 31, 2009, we had $218.5 million in cash and cash equivalents, $85.4 million in short-term investments, $80.5 million in long-term marketable securities and $36.8 million in restricted cash.

    As of March 31, 2009, we held auction rate securities with a fair value of $71.3 million and par value of $79.5 million. Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers.

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

    Included in the above are auction rate securities acquired through UBS AG with a par value of $62.4 million. In December 2008, the Company entered into an agreement with UBS which provides (i) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.

    The Company has made and will be making some significant payments in the second quarter of 2009.  On April 30, 2009, the Company acquired substantially all of the assets of Muze, Inc. (“Muze”) for approximately $16.5 million in cash.  On May 6, 2009, the Company voluntarily paid off an additional $50 million on the Term Loan.  In addition, at March 31, 2009, the Company had approximately $13 million in accrued liabilities for costs related to the disposition of the Media Properties and working capital adjustments related to the sales, which it expects to pay in the second quarter of 2009.  The Company also anticipates making income tax payments of approximately $16 million in the second quarter of 2009.  While the Company anticipates negative cash flow in the second quarter of 2009 related to these payments, we believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Discontinued Operations

    The collective results from all discontinued operations were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net revenue:
Software	$ -	$ 27,352
Games	-	1,627
eMeta	-	1,944
TVG Network	4,562	-
TV Guide Network/TV Guide Online	18,363	-

Pre-tax (loss) income
Software	$ -	$ 1,369
Games	-	(2,563)
eMeta	-	(1,889)
TVG Network	(694)	-
TV Guide Network/TV Guide Online	1,825	-
Pre-tax loss on disposal of TVG Network and TV Guide Network/TV Guide Online	(3,468)	-
Income tax (expense) benefit	(33,833)	691
Loss from discontinued operations, net of tax	$ (36,170)	$ (2,392)

Our Software business focused on independent software vendors and enterprise IT departments with solutions including: the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools.  The sale of our Software business closed on April 1, 2008.

    Our Games business focused on providing tools and services needed to facilitate the digital distribution of providers of digital goods.  The sale of our Games business closed on April 1, 2008.

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

    TVG Network generated revenue primarily from wagering and licensing fees. The sale of TVG Network closed in January 2009.

    TV Guide Network / TV Guide Online generated revenue primarily from advertising and carriage fees. The sale of our TV Guide Network /TV Guide Online closed in February 2009.

    Impact of Recently Issued Accounting Standards

    See Notes 4 and 12 to the consolidated financial statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial statements.

- 26- -

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments.  Changes in these factors may cause fluctuations in our earnings and cash flows.  We evaluate and manage the exposure to these market risks as follows:

    Fixed Income Investments. We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $375.6 million as of March 31, 2009.  Most of these securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

    Our investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

    As a result of recent adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At March 31, 2009, the fair value of our auction rate securities portfolio totaled approximately $71.3 million. Our auction rate securities portfolio includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers.  If there are future unsuccessful auctions, it may result in us having to hold these securities beyond their scheduled auction reset dates, limiting the short-term liquidity of these securities. In addition, the credit ratings of these investments may deteriorate and as a result the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

    Included in the above are auction rate securities acquired through UBS AG with a par value of $62.4 million. In December 2008, the Company entered into an agreement with UBS which provides (i) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.

    We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.  We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in a $0.2 million decrease in the fair value of our fixed income available-for-sale securities as of March 31, 2009.

    While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.

    Foreign Currency Exchange Rates.  Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates.  Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.  Many of our subsidiaries operate in their local currency, which mitigates a portion urof the exposure related to the respective currency collected.

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

    Senior Secured Term Loan.  On May 2, 2008, in connection with its acquisition of Gemstar, Macrovision Solutions Corporation and Macrovision Corporation, as co-obligors, entered into a secured credit facility that is a five-year term loan facility of up to $550.0 million. In the event (i) the company’s leverage ratio is greater than 2.5 to 1.0, (ii) more than $50 million in aggregate principal amount of the 2.625% convertible senior notes due 2011 is still outstanding, and (iii) the scheduled maturity of the 2.625% convertible senior notes due 2011 is more than 181 days in the future, then the term loans under our senior secured credit facility will become due on that 182nd day prior to the 2.625% convertible senior notes maturity date.

    Senior Notes.  On May 2, 2008, in connection with its acquisition of Gemstar, the Company issued $100.0 million of 11% senior notes due 2013.   We may redeem some or all of the notes at any time on or after November 15, 2009 at a price equal to 100% of principal amount of notes to be redeemed. In addition, we may redeem the notes, in whole or in part, at any time before November 15, 2009 at a redemption price plus a “make-whole” premium. We must offer to purchase the notes if we experience specific kinds of changes of control or sell assets under certain circumstances.

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

    Changes in Internal Controls over Financial Reporting.    During the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    We are involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of Macrovision Solutions Corporation and its subsidiaries.

Indemnifications

    In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012.  The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court's construction of certain terms of the patent was too broad, vacated the jury's verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury's finding that DirecTV's infringement was willful.  The Company has not established a reserve with respect to this matter in its consolidated financial statements.

    Comcast Cable Communications Corp., LLC v. Finisar Corporation, in the United States District Court for the Northern District of California.  In support of a potential claim for indemnification, Comcast Cable Communications Corp., LLC (“Comcast“) put the Company on notice that it had received communications from Finisar asserting infringement of U.S. Patent 5,404,505 (the “‘505 patent”). On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule, among other things, that it does not infringe the ‘505 patent and/or that the patent is invalid.   On May 15, 2008, Finisar entered into a covenant and stipulation with Comcast, filed with the California Court, that it would not assert any claim of the ‘505 patent against Comcast or certain related entities, other than claim 25.  On July 11, 2008, the Court ruled on Comcast’s summary judgment motion, finding that claim 25 is invalid, and therefore finding that Comcast’s non-infringement motion is moot.  Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned.

Gemstar Acquisition Litigation

    Martin Henkel v. Battista, et al. in the Court of Chancery of the State of Delaware.  On December 16, 2008, the court issued an order approving the settlement between the parties.  During the quarter-ended March 31, 2009, as part of the settlement, the Company paid $1.1 million toward plaintiffs’ legal fees and the Company’s insurance carrier reimbursed the Company for $0.8 million of that amount.  The settlement is now final and the class members have received notification of the settlement.

Other Litigation

    Thomson, Inc. v. Gemstar—TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for SuperGuide’s claims, compensatory damages, including fees and expenses paid by Thomson in that case, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  The case is set for trial in June 2009.

    DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association - Los Angeles.  On March 20, 2009, DIRECTV, Inc. (“DIRECTV”) filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter.  DIRECTV seeks indemnity under the November 21, 2003 License and Distribution Agreement and Patent License Agreement between the parties and claims damages plus interest and its arbitration-related attorneys’ fees.  We have filed a Response and Counterclaim for breach of contract.   No hearing date has been set.

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

Item 1A.  Risk Factors

    A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2008 and is incorporated herein by reference.  There have been no material changes in our risk factors since the filing of our last Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.
Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Equity Purchase Agreement dated January 5, 2009, by and among Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation, and Lions Gate Entertainment, Inc.	8-K	1/9/2009	10.1

10.2	2009 Senior Executive Company Incentive Plan	8-K/A	2/11/2009	10.1

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
	.				X
32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macrovision Solutions Corporation
Authorized Officer:

Date: May 6, 2009	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer:

Date: May 6, 2009	By:	/s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date: May 6, 2009	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer