Form 10-Q
period 2009-06-30
Rovi Corp
filed 2009-08-06
CIK 1424454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number: 000-53413

Rovi Corporation
(Exact name of registrant as specified in its charter)
Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 De La Cruz Boulevard, Santa Clara, CA	95050
(Address of principal executive offices)	(Zip Code)

(408) 562-8400
(Registrant’s telephone number, including area code)

Macrovision Solutions Corporation
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ____    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  X     Accelerated filer____  Non-accelerated filer____  Smaller reporting company___
                                                                                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009
Common stock, $0.001 par value	101,690,087

ROVI CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

PART I.                               FINANCIAL INFORMATION
Item 1.                               Financial Statements

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$ 171,977	$ 199,188
Short-term investments	138,223	77,914
Restricted cash	36,793	-
Trade accounts receivable, net	87,438	84,020
Deferred tax assets, net	44,336	29,537
Prepaid expenses and other current assets	10,673	12,053
Assets held for sale	-	329,522
Total current assets	489,440	732,234
Long-term marketable securities	20,952	84,955
Property and equipment, net	39,625	45,352
Finite-lived intangible assets, net	817,766	895,071
Other assets	44,458	50,387
Goodwill	848,219	828,185
	$ 2,260,460	$ 2,636,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 73,382	$ 85,686
Taxes payable	6,871	8,996
Deferred revenue	22,915	14,376
Current portion of debt and capital lease obligations	-	5,842
Liabilities held for sale	-	56,021
Total current liabilities	103,168	170,921
Taxes payable, less current portion	74,970	73,009
Deferred tax liability, net	755	9,914
Long-term debt and capital lease obligations, less current portion	575,263	855,160
Deferred revenue, less current portion	3,865	4,909
Other non current liabilities	13,947	7,076
	771,968	1,120,989
Stockholders’ equity:
Common stock	103	103
Treasury stock	(25,068)	(25,068)
Additional paid-in capital	1,617,702	1,602,667
Accumulated other comprehensive loss	(2,960)	(4,879)
Accumulated deficit	(101,285)	(57,628)
Total stockholders’ equity	1,488,492	1,515,195
	$ 2,260,460	$ 2,636,184

See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$ 119,478	$ 73,054	$ 230,636	$ 103,349

Costs and expenses:
Cost of revenues	15,294	12,585	30,464	16,518
Research and development	23,009	16,952	46,033	22,025
Selling, general and administrative	32,248	30,572	64,379	45,240
Depreciation	4,482	3,653	9,031	4,457
Amortization	20,403	15,033	40,662	18,098
Restructuring and asset impairment charges	45,648	-	53,619	-
Total costs and expenses	141,084	78,795	244,188	106,338

Operating loss from continuing operations	(21,606)	(5,741)	(13,552)	(2,989)
Interest expense	(13,589)	(13,424)	(31,167)	(17,442)
Interest income and other, net	1,370	2,493	2,825	8,099
Gain on sale of strategic investments	-	-	-	5,238

Loss from continuing operations before income taxes	(33,825)	(16,672)	(41,894)	(7,094)
Income tax benefit	(31,854)	(5,867)	(34,578)	(3,711)
Loss from continuing operations, net of tax	(1,971)	(10,805)	(7,316)	(3,383)
Discontinued operations, net of tax	(171)	95,458	(36,341)	93,066
Net (loss) income	$ (2,142)	$ 84,653	$ (43,657)	$ 89,683

Basic and diluted (loss) income per share:
Loss per share from continuing operations	$ (0.02)	$ (0.13)	$ (0.07)	$ (0.05)
(Loss) income per share from discontinued operations	$ (0.00)	$ 1.12	$ (0.37)	$ 1.35
Net (loss) income per share	$ (0.02)	$ 0.99	$ (0.44)	$ 1.30

Shares used in computing basic and diluted net (loss) income per share	100,314	85,165	100,219	68,977

See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (43,657)	$ 89,683
Adjustments to reconcile net (loss) income to net cash provided by operations:
(Income) Loss from discontinued operations, net of tax	(583)	10,860
Loss (gain) on disposition of discontinued operations	3,661	(151,284)
Depreciation and amortization	49,693	22,555
Amortization of note issuance costs and FSP APB 14-1 discount	11,628	5,758
Equity-based compensation	9,694	5,044
Restructuring and asset impairment charge	48,872	-
Deferred taxes	(20,878)	14,147
Gain on sale of strategic investment	-	(5,238)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(2,477)	17,882
Deferred revenue	6,988	1,160
Prepaid expenses, other current assets and other assets	3,409	6,299
Income taxes	(164)	19,446
Accounts payable, accrued expenses, and other long-term liabilities	(11,542)	(33,992)
Net cash provided by operating activities of continuing operations	54,644	2,320
Net cash provided by operating activities of discontinued operations	1,184	2,222
Net cash provided by operating activities	55,828	4,542
Cash flows from investing activities:
Proceeds from disposition of businesses, net of costs to sell	266,205	184,000
Reclass portion of sales proceeds from disposition of business to restricted cash	(36,782)	-
Purchases of long and short term marketable investments	(48,865)	(161,759)
Sales or maturities of long and short term marketable investments	53,616	363,829
Acquisition of Gemstar, net of cash acquired	-	(910,711)
Purchases of property and equipment	(6,868)	(2,675)
Other acquisitions and investing	(24,815)	(828)
Net cash provided by (used in) investing activities of continuing operations	202,491	(528,144)
Net cash used in investing activities of discontinued operations	-	(428)
Net cash provided by (used in) investing activities	202,491	(528,572)

Cash flows from financing activities:
Principal payments under capital lease and debt obligations	(342)	(935)
Debt repayments	(290,002)	-
Proceeds from issuance of debt, net of issuance costs	-	615,469
Proceeds from exercise of options and other financing activities	5,342	6,641
Net cash (used in) provided by financing activities of continuing operations	(285,002)	621,175
Net cash used in financing activities of discontinued operations	(114)	(109)
Net cash (used in) provided by financing activities	(285,116)	621,066
Effect of exchange rate changes on cash	(414)	790
Net (decrease) increase in cash and cash equivalents	(27,211)	97,826
Cash and cash equivalents at beginning of period	199,188	134,070
Cash and cash equivalents at end of period	$ 171,977	$ 231,896

See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

On July 15, 2009, Macrovision Solutions Corporation changed its name to Rovi Corporation (the “Company”).

On May 2, 2008, the Company acquired Gemstar-TV Guide International, Inc. (“Gemstar”) and on April 30, 2009, the Company acquired substantially all of the operations of Muze, Inc. (“Muze”).  The Company’s results of operations include the operations of Gemstar and Muze from those dates forward.

On April 1, 2008, the Company sold its software and games businesses (referred to as “Software” and “Games”, respectively).  In November 2008 the Company sold its RightCommerce (also known as “eMeta”) business.  In December 2008 the Company sold its TV Guide Magazine business.  In January 2009 the Company sold its TVG Network business and in February 2009 the Company sold its TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”.  The results of operations and cash flows of Software, Games, eMeta and the Media Properties have been classified as discontinued operations for all periods presented (See Note 3).

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company and its subsidiaries in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations.  However, the Company believes the disclosures are adequate to make the information not misleading.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented.  This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors” contained in the Company’s 2008 Annual Report on Form 10-K.

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

The Company, based upon estimated fair values as of May 2, 2008, made an allocation of the purchase price to the net tangible and intangible assets acquired. The Company’s purchase price allocation has been finalized as follows (in thousands):

Cash and cash equivalents	$ 663,618
Trade accounts receivable	74,848
Property and equipment	72,546
Goodwill	932,755
Identifiable intangible assets	1,118,570
Other assets	56,667
Accounts payable and other liabilities	(144,708)
Restructuring charge (See note 9)	(21,162)
Deferred tax liabilities, net	(3,815)
Deferred revenue	(85,461)
Capital lease obligations	(11,898)
Total purchase price	$ 2,651,960

Muze Acquisition

On April 30, 2009, the Company acquired substantially all of the assets of Muze for approximately $17.0 million in cash.  Muze provides metadata on video, music, games and books to retailers, Internet destinations, software producers, consumer electronics manufacturers and mobile service providers in the United States and Europe.  The Company acquired Muze to expand its worldwide entertainment metadata portfolio and enhance its technology platform for delivering metadata.

Pro Forma Financial Information

The pro forma financial information presented below (in millions, except per share amounts) assumes the acquisition of Gemstar had occurred on January 1, 2007.  The pro forma financial information does not include the results of Software, Games, eMeta and the Media Properties as these businesses have been classified as discontinued operations.  The pro forma financial information assumes $275 million of net proceeds from the sale of the Media Properties reduced the amount of debt issued in conjunction with acquiring Gemstar.  The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008

Net revenue	$ 101.7	$ 205.4

Operating (loss) income (1)	$ (0.2)	$ 38.3

(Loss) income from continuing operations (1)	$ (2.3)	$ 19.8

Basic and diluted (loss) income per share from continuing operations	$ (0.02)	$ 0.19

(1)	The six months ended June 30, 2008, includes a $32.5 million pre-tax benefit from a Gemstar insurance settlement.

NOTE 3 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On February 28, 2009, the Company sold its TV Guide Network and TV Guide Online business units for approximately $242 million in cash, of which $36.8 million was deposited in a 15 month escrow account as a source of recovery in the event the buyer has an indemnifiable claim.  The Company has recorded this $36.8 million as restricted cash on its Condensed Consolidated Balance Sheet.

The assets and liabilities attributable to the Company’s TV Guide Network and TV Guide Online business units classified in the Condensed Consolidated Balance Sheet as held for sale at December 31, 2008, consist of the following (in thousands):

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

The assets and liabilities attributable to the Company’s TVG Network business unit classified in the Condensed Consolidated Balance Sheet as held for sale at December 31, 2008, consist of the following (in thousands):

Trade accounts receivable, net	$ 5,255
Property and equipment, net	3,927
Other assets	1,499
Goodwill and intangible assets	50,119
Accounts payable and other liabilities	(24,242)
Total net assets held for sale	$ 36,558

On December 1, 2008, the Company sold its TV Guide Magazine business unit in exchange for the assumption of its net liabilities.  During the three months ended June 30, 2009, the Company made a $2.6 million payment to the buyer of TV Guide Magazine to settle the final working capital adjustment.  This payment is recorded in proceeds from disposition of businesses, net of costs to sell on the Consolidated Statement of Cash Flows.

On November 17, 2008, the Company sold its eMeta business unit for $0.8 million in cash.

On April 1, 2008, the Company sold its Software business unit for $191 million and its Games business unit for $4 million in cash.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue:
Software	$ -	$ -	$ -	$ 27,352
Games	-	-	-	1,627
eMeta	-	1,968	-	3,912
TV Guide Magazine	-	19,777	-	19,777
TV Guide Network / TV Guide Online	-	21,663	18,363	21,663
TVG Network	-	8,834	4,562	8,834

Pre-tax (loss) income:
Software	$ -	$ (8,222)	$ -	$ (6,865)
Games	-	-	-	(2,551)
eMeta	-	(1,656)	-	(3,545)
TV Guide Magazine		(1,671)		(1,671)
TV Guide Network/TV Guide Online		2,218	1,825	2,218
TVG Network	-	(1,073)	(694)	(1,073)
Pre-tax (loss) gain on disposal of business units	(193)	151,284	(3,661)	151,284
Income tax benefit (expense) (1)	22	(45,422)	(33,811)	(44,731)
(Loss) income from discontinued operations, net of tax	$ (171)	$ 95,458	$ (36,341)	$ 93,066

(1)
The income tax expense for the six months ended June 30, 2009, is primarily due to the sales of TVG Network and TV Guide Network / TV Guide Online including goodwill for which the Company had no basis for tax purposes.

NOTE 4 – DEBT

Convertible Senior Notes

In August 2006 the Company issued $240.0 million in 2.625% convertible senior notes (the “Convertible Notes”) due 2011 at par. The Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”).  FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized.  The Company applied the provisions of FSP 14-1 retrospectively to all periods presented resulting in an increase to interest expense of $2.1 million and $4.1 million, a decrease to net income of $1.3 million and $2.6 million and a decrease in diluted net income per share of $0.02 and $0.04 for the three and six months ended June 30, 2008, respectively.  Additionally, stockholders’ equity at December 31, 2008, was increased by $15.9 million and long-term debt was decreased by $26.6 million to a carrying amount of $213.4 million.

As of June 30, 2009, and December 31, 2008, the principal amount of the Company’s Convertible Notes was $240.0 million.  As of June 30, 2009, the unamortized discount on the Convertible Notes due to applying the provisions of FSP 14-1 was $22.0 million, resulting in a carrying amount of $218.0 million.  During the three and six months ended June 30, 2009, the Company recorded an additional $2.3 million and $4.6 million of interest expense for the Convertible Notes related to the amortization of the discount due to applying the provisions of FSP 14-1.

Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company entered into and fully drew-down a $550 million five year senior secured term loan credit facility (“Term Loan”).  As required under the Term Loan, during the three months ended March 31, 2009, the Company used $240.0 million of the proceeds from the Media Properties sale to make a payment on the Term Loan.  On May 6, 2009, the Company made a $50 million voluntary payment on the Term Loan reducing the outstanding balance to $257.2 million as of June 30, 2009.   In addition, these repayments accelerated the amortization of note issuance costs resulting in $1.2 million and $3.2 million of additional interest expense for the three and six months ended June 30, 2009, respectively.  Unamortized note issuance costs related to the Term Loan as of June 30, 2009, were $18.2 million and are included in other long-term assets on the Condensed Consolidated Balance Sheet.

11% Senior Notes

In connection with the Gemstar acquisition, the Company issued $100 million of 11% senior notes (“11% Senior Notes”) due 2013.  The 11% Senior Notes include customary covenants, including fixed charge coverage minimums and restrictions on acquisitions, additional debt incurrence and dividend payments among others.  Interest is payable semiannually in arrears on November 15 and May 15.  Provided that the Term Loan has been repaid, the Company may redeem some or all of the 11% Senior Notes at any time on or after November 15, 2009, at a price equal to 100% of the principal amount of notes to be redeemed.

NOTE 5 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following is a summary of available-for-sale and other investment securities (in thousands) as of June 30, 2009:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$ 37,833	$ -	$ -	$ 37,833
Cash Equivalents - money markets	134,144	-	-	134,144
Total cash and cash equivalents	$ 171,977	$ -	$ -	$ 171,977
Available-for-sale investments:
Auction rate securities	$ 17,100	$ -	$ (1,732)	$ 15,368
Commercial paper	4,984	-	(1)	4,983
Corporate debt securities	42,518	236	(22)	42,732
Treasury/Agencies	33,784	11	(3)	33,792
Total available-for-sale investments	$ 98,386	$ 247	$ (1,758)	$ 96,875

Auction rate securities classified as trading				$ 55,571
ARS Put Option				$ 6,729

Total cash, cash equivalents and investments				$ 331,152

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2008:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$ 37,271	$ -	$ -	$ 37,271
Cash Equivalents - money markets	154,842	-	-	154,842
Cash Equivalents – 0-90 day investments	7,072	4	(1)	7,075
Total cash and cash equivalents	$ 199,185	$ 4	$ (1)	$ 199,188
Available-for-sale investments:
Auction rate securities	$ 17,100	$ -	$ (2,758)	$ 14,342
Commercial paper	22,066	24	(21)	22,069
Corporate debt securities	24,184	188	(37)	24,335
Treasury/Agencies	32,329	43	(25)	32,347
US and municipal securities	7,381	20	-	7,401
Total available-for-sale investments	$ 103,060	$ 275	$ (2,841)	$ 100,494

Auction rate securities classified as trading				$ 52,005
ARS Put Option				$ 10,370

Total cash, cash equivalents and investments				$ 362,057

- 9  -

The following inputs, as defined under Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value (“SFAS 157”), were used to determine the fair value of the Company’s investment securities at June 30, 2009 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$ 134,144	$ 134,144
Money market funds (restricted cash)	36,793	36,793
Fixed income available-for-sale securities	81,507		$ 81,507
Auction rate securities (Available-for-sale)	15,368			$ 15,368
Auction rate securities (Trading)	55,571			55,571
ARS Put Option	6,729			6,729
Total	$ 330,112	$ 170,937	$ 81,507	$ 77,668

The interest rate reset auction events for the Company’s auction rate securities have failed since early 2008. Therefore, the fair values of these securities are estimated taking into account such factors as likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  The Company’s auction rate securities portfolio at June 30, 2009, includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments.  In addition, in December 2008 the Company entered into an agreement with UBS AG which provides (i) the Company the right (“ARS Put Option”) to sell auction rate securities with a par value of $62.3 million back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. The Company elected to measure the ARS Put Option under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The applicable auction rate securities are classified as trading and are recorded in short-term investments at June 30, 2009, and long-term marketable securities at December 31, 2008.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option as of June 30, 2009 (in thousands):

Balance at December 31, 2008	$ 76,717
Gain on ARS classified as trading and recorded in other income	3,641
Unrealized gain included in accumulated other comprehensive income	1,026
ARS Put Option loss recorded in other income	(3,641)
Purchases and settlements, net	(75)
Balance at June 30, 2009	$ 77,668

On April 1, 2009, the Company adopted the provisions of FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires additional disclosures about the Company’s financial instruments, such as the Company’s debt. As the adoption of FSP 107-1 only affected disclosure requirements, it did not have a material impact on the Company’s financial position or results from operations.  The following inputs, as defined under SFAS 157, were used to determine the fair value of the Company’s outstanding debt at June 30, 2009 (in thousands):

		Fair Value
	Carrying Value	Quotet Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Term Loan	$ 257,248	$ 255,962
11% Senior Notes	100,000		$ 104,220
Convertible Notes (1)	218,015	232,320
	$ 575,263

(1) The principal amount of the Convertible Notes is $240 million (see Note 4).

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

NOTE 6 – EQUITY-BASED COMPENSATION

    Stock Option Plans

    During the period ended June 30, 2009, the Company granted stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2000 Equity Incentive Plan (the “2000 Plan”).

    As of June 30, 2009, the Company had a total of 29.6 million shares reserved and 15.0 million shares available for issuance under the 2000 and 2008 Plans. The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  For options granted during the periods ended June 30, 2009, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly.  Option grants have contractual terms ranging from five to ten years.

    Restricted stock awards issued during the period ended June 30, 2009, generally vest annually over four years.  As of June 30, 2009, the number of shares awarded but unvested was 0.7 million under the 2000 Plan and 0.2 million under the 2008 Plan.

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

    As of June 30, 2009, the Company had reserved 7.5 million shares of common stock under the 2008 ESPP, and has 7.3 million shares available for future issuance.

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

    Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110.  For options granted after July 15, 2008, the Company changed its standard vesting terms from three to four years and its contractual term from five to seven years.  Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate expected term.  The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS No. 123(R), Share Based Payment, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Option Plans:
Dividends	None	None	None	None
Expected term	4.6 years	3.1 years	4.5 years	3.1 years
Risk free interest rate	2.0%	2.8%	1.9%	2.8%
Volatility rate	41%	42%	46%	42%

ESPP Plan:
Dividends	N/A	N/A	None	None
Expected term	N/A	N/A	1.3 years	1.3 years
Risk free interest rate	N/A	N/A	0.8%	2.1%
Volatility rate	N/A	N/A	53%	45%

    As of June 30, 2009, there was $32.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.3 years.

    The weighted average fair value of equity-based awards are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average fair value:
Option grants	$7.63	$4.31	$6.55	$4.42
Employee purchase share rights	N/A	N/A	$4.92	$4.53
Restricted stock award grants	N/A	$15.49	$15.73	$15.49

    The total intrinsic value of options exercised during the three and six months ended June 30, 2009, was $1.3 million and $1.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

 NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2008	$ 828,185
Changes due to foreign currency exchange rates and other	3,718
Muze acquisition	10,510
Gemstar purchase accounting adjustments	5,806
Goodwill, net at June 30, 2009	$ 848,219

During the three months ended June 30, 2009, the Company completed extensive consumer research regarding its brands.  This consumer research indicated that the brands acquired by the Company do not represent the future vision of the Company and do not carry a positive connotation in the market.  The Company determined these results to be an indicator of potential impairment of its trademark intangible assets.  The Company determined the fair value of its trademark intangible assets using the relief-from-royalty method.  The relief-from-royalty method uses level 3 inputs to estimate the after-tax saving enjoyed by owning the assets as opposed to paying a third party for its use.  The Company determined the fair value of its trademark and intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the three months ended June 30, 2009.  This impairment charge is included in restructuring and asset impairment charges on the Condensed Consolidated Statements of Operations.

The Company’s finite-lived intangible assets associated with its continuing operations are as follows (in thousands):

	June 30, 2009
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 828,186	$ (96,951)	$ 731,235
Existing contracts and customer relationships	46,676	(9,244)	37,432
Content databases and other	48,058	(7,242)	40,816
Trademarks / Tradenames	8,300	(17)	8,283
	$ 931,220	$ (113,454)	$ 817,766

	December 31, 2008
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 826,968	$ (61,438)	$ 765,530
Existing contracts and customer relationships	43,635	(6,800)	36,835
Content database and other	44,652	(4,690)	39,962
Trademarks / Tradenames	55,047	(2,303)	52,744
	$ 970,302	$ (75,231)	$ 895,071

As of June 30, 2009, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2009	$ 41,127
2010	79,640
2011	76,518
2012	72,605
2013	70,539
Thereafter	477,337
Total amortization expense	$ 817,766

NOTE 8 – STRATEGIC INVESTMENT SALE

During the first quarter of 2008 the Company recognized a gain of $5.2 million on the sale of its investment in Digimarc Corporation.

NOTE 9 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Muze Restructuring Plan

In connection with the acquisition of the assets of Muze (see Note 2), management implemented a plan to restructure Muze’s operations resulting in a charge of $0.9 million during the three months ended June 30, 2009.  This was done to eliminate redundancies with the Company’s entertainment metadata business.  This charge included $0.7 million for employee severance and a $0.2 million liability for the fair value of future lease payments on abandoned office space.  As of June 30, 2009, $0.6 million of these costs remain to be paid.  The Company anticipates paying the majority of these costs in the third quarter of 2009.

Q109 Restructuring Plan

In conjunction with the disposition of the Media Properties, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  This was done to create cost efficiencies for the Company now that it no longer supports the Media Properties.  These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space.  As of June 30, 2009, the liability for future lease payments related to the abandoned office space was $2.7 million.

Gemstar Acquisition Restructuring Plan

In conjunction with the Gemstar acquisition, management acted upon a pre-acquisition plan to restructure certain Gemstar operations resulting in severance of $21.2 million. This was done in order to create cost efficiencies for the combined Company. The severance liability was recognized as an assumed liability in the Gemstar acquisition and, accordingly, resulted in an increase to goodwill. As of December 31, 2008, the Company had paid $19.1 million of these costs and had a remaining liability of $2.1 million.  During the six months ended June 30, 2009, the Company paid $1.8 million of these costs resulting in a remaining liability of $0.3 million.  The Company anticipates paying the remaining liability in the third quarter of 2009.

Fiscal 2007 Restructuring Plans

During fiscal year 2007 the Company’s Board of Directors approved several restructuring actions and an organizational realignment program. In addition, the Company discontinued its Hawkeye anti-piracy service. As of December 31, 2008, the Company had $0.4 million in accrued liabilities relating to these restructuring actions.  During the first quarter of 2009 the Company reversed the remaining $0.4 million in liabilities.  This reversal was recorded in restructuring and asset impairment charges in the Condensed Consolidated Statement of Operations.

NOTE 10 – EARNINGS PER SHARE (“EPS”)

On January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share (EPS) using the two-class method under SFAS No. 128, Earnings Per Share.   Under FSP EITF 03-1-1 the Company’s non-vested restricted stock awards granted prior to June 30, 2009, qualify as participating securities. As required by FSP EITF 03-6-1 all prior-period EPS data has been adjusted.  The adoption did not have a material impact on the Company’s financial condition or results of operations.

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

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Stock options	7,960	7,957	5,364	4,980
Restricted stock	863	840	964	1,103
Warrants (1)	7,955	7,955	7,955	7,955
Convertible Notes	8,486	8,486	8,486	8,486
Total weighted average potential common shares excluded from diluted net earnings per share	25,264	25,238	22,769	22,524

(1) In August 2006, in conjunction with the issuance of the Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares.  The Company also entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares of the Company’s common stock at a price of $28.2829 per share. These options expire on August 15, 2011 and must be settled in net shares.

NOTE 11 – COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income	$ (2,142)	$ 84,653	$ (43,657)	$ 89,683
Other comprehensive (loss) income:
Unrealized (losses) gains on investments (1)	(36)	(2,552)	1,057	(7,983)
Foreign currency translation adjustments (2)	2,281	(5,274)	862	(4,327)
Comprehensive (loss) income	$ 103	$ 76,827	$ (41,738)	$ 77,373

(1)
Changes in unrealized (losses) gains on investments during the six months ended June 30, 2008, include the reduction of $3.2 million, net of taxes, of unrealized gains which became realized gains when the Company sold its investment in Digimarc Corporation during the first quarter of 2008 (see Note 8).

(2)	Foreign currency translation adjustments for the three and six months ended June 30, 2008, include a reduction of $5.0 million due to the sale of Software (see Note 3).

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

 In the second quarter of 2009 the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 defines subsequent events as either recognized (previously referred to in practice as Type I) or non-recognized (previously referred to in practice as Type II).  The adoption of SFAS 165 did not have a material impact on the Company’s financial position or results from operations.

On April 1, 2009, the Company adopted FSP SFAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”).  FSP 115-2 replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with the requirement that management assert: (i) it does not have the intent to sell the security; and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis.  FSP 115-2 also incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired.  The adoption of FSP 115-2 did not have a material impact on the Company’s financial position or results from operations.

On April 1, 2009, the Company adopted FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP 157-4”).  FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether potentially comparative transactions are orderly transactions or transactions that are not orderly (that is, distressed or forced).  The adoption of FSP 157-4 did not have a material impact on the Company’s financial position or results from operations.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133  (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 primarily affected disclosure requirements and did not have a material impact on the Company’s financial position or operating results.

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed; (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill.  The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results from operations.

On January 1, 2009, the Company adopted FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results from operations.

NOTE 13 – INCOME TAXES

    The Company recorded an income tax benefit of $31.9 million and $5.9 million from its continuing operations for three months ended June 30, 2009 and 2008, respectively. The Company recorded an income tax benefit of $34.6 million and $3.7 million from its continuing operations for six months ended June 30, 2009 and 2008, respectively.  The Company revised its full year projected results from operations during the quarter, primarily due to the $43.1 million trademark and intangible assets impairment charge recorded during the three months ended June 30, 2009.  The result was an increase in income tax benefit which needed to be recorded during the three months ended June 30, 2009, in order to reflect the appropriate income tax benefit for the six months ended June 30, 2009, based upon the revised full-year forecast.  The Company's effective tax rate also benefited from the rate differential on the Company's foreign operations.  The income tax benefit for the six months ended June 30, 2009, also includes a discrete tax benefit of $1.9 million resulting from the enactment of a California tax law change during the first quarter which reduced the balance of deferred tax liabilities expected to be paid in 2011 and years thereafter.  Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

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

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, the Company believes that it is more likely than not that the benefits of these deductible differences, net of valuation allowances, as of June 30, 2009, will be realized.

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

In April 2005 Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered

DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid. The Company has not established a reserve with respect to this matter in its consolidated financial statements.

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

Legal Proceedings

The Company is involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of the Company and its subsidiaries.

Other Litigation

Thomson, Inc. v. Gemstar—TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for SuperGuide’s claims, compensatory damages, including fees and expenses paid by Thomson in that case, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  The case is set for trial at a date to be determined in 2010.

DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association - Los Angeles.  On March 20, 2009, DIRECTV, Inc. (“DIRECTV”) filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter.  DIRECTV seeks indemnity under the November 21, 2003, License and Distribution Agreement and Patent License Agreement between the parties and claims damages plus interest and its arbitration-related attorneys’ fees.  The Company has filed a Response and Counterclaim for breach of contract.  A hearing date has been set for December 7, 2009.

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position or results of operations. At this time management has not reached a determination that the matters listed above or any other litigation, individually or in the aggregate, are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

NOTE 15 – SUBSEQUENT EVENTS

    On June 30, 2009, the Company paid approximately $7.8 million for a music metadata distribution business in the Asia Pacific region.  The transaction closed on July 1, 2009.

    On August 5, 2009, the Company redeemed the $100 million 11% Senior Notes at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the 11% Senior Notes could be retired without a premium.  In addition, the Company paid $0.6 million to the Term Loan holders to obtain their consent to redeem the 11% Senior Notes.

    Subsequent events have been evaluated up to and including August 6, 2009, which is the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Overview

On July 15, 2009, Macrovision Solutions Corporation changed its name to Rovi Corporation (the “Company”).  Our management and our board of directors believe that the corporate name change better reflects our strategy to power the discovery and enjoyment of digital entertainment.  In executing this strategy, we made several acquisitions and divestitures from 2007 through today.  Many of these transactions involved established company or product brands that each carried some market awareness and an association with a specific capability or product.  We believe, and research validated, that none of these acquired brands, nor the Macrovision brand itself, represented the vision and strategy for what the Company has now become.  Based upon consumer, customer and overall market research of not only the concept of changing the name, but also many alternatives for a name, Rovi Corporation was selected as our new name.  The name elicited positive connotations on a global basis and generally associated us with exploration and discovery (i.e., “roving”), both of which are broad, forward-looking concepts that are desired by our target markets.  The new visual identity and shorter name better aids us in reaching consumers, which we believe is a critical element in demonstrating the value of our solutions to our target customers in the CE and Service Provider markets.

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment.  Our offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services.  In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.  We group our revenue into the following categories - (i) consumer electronics “CE” manufacturers, (ii) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box.  IPG revenues for IPGs included in a set-top box deployed by a service provider where payment was made by the set-top box manufacturer were previously classified in CE manufacturers.  Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. Our management feels this classification is preferable as it allows a better association between service provider revenue and digital households deploying a Company-provided IPG or an IPG deployed under a patent license with the Company.  CE manufacturers deploy such Company products and services as Connected Platform, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, web services, LASSO and Tapestry. Service providers deploy such Company products and services as Passport Echo, Passport DCT, Passport, i-Guide and web services. Other includes our business of licensing our extensive database of descriptive information about television, movie, music and game content and our entertainment company content protection products and services such as ACP, RipGuard, CopyBlock and BD+.

On May 2, 2008, we acquired Gemstar-TV Guide International, Inc. (“Gemstar”) and on April 30, 2009, we acquired substantially all of the operations of Muze, Inc. (“Muze”).  Our results of operations include the operations of Gemstar and Muze from those dates forward.

On April 1, 2008, we sold our software and games businesses (referred to as “Software” and “Games”, respectively).  In November 2008 we sold our RightCommerce (also known as “eMeta”) business.  In December 2008 we sold our TV Guide Magazine business.  In January 2009 we sold our TVG

Network business and in February 2009 we sold our TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”.  The results of operations and cash flows of Software, Games, eMeta and the Media Properties have been classified as discontinued operations for all periods presented (See Note 3 to the Condensed Consolidated Financial Statements).

Results of Operations

The following tables present our condensed consolidated statements of operations for our continuing operations compared to the prior year (in thousands).

	Three Months Ended
	June 30,
	2009	2008	Change $	Change %

Revenues:
Service providers	$ 58,587	$ 30,747	27,840	91%
CE manufacturers	47,938	30,592	17,346	57%
Other	12,953	11,715	1,238	11%
Total revenues	119,478	73,054	46,424	64%
Costs and expenses:
Cost of revenues	15,294	12,585	2,709	22%
Research and development	23,009	16,952	6,057	36%
Selling, general and administrative	32,248	30,572	1,676	5%
Depreciation	4,482	3,653	829	23%
Amortization	20,403	15,033	5,370	36%
Restructuring and asset impairment charges	45,648	-	45,648	NA
Total operating expenses	141,084	78,795	62,289	79%

Operating loss from continuing operations	(21,606)	(5,741)	(15,865)	276%
Interest expense	(13,589)	(13,424)	(165)	1%
Interest income and other, net	1,370	2,493	(1,123)	-45%
Loss from continuing operations before taxes	(33,825)	(16,672)	(17,153)	103%
Income tax benefit	(31,854)	(5,867)	(25,987)	443%
Loss from continuing operations, net of tax	(1,971)	(10,805)	8,834	-82%
(Loss) income from discontinued operations, net of tax	(171)	95,458	(95,629)	-100%
Net (loss) income	$ (2,142)	$ 84,653	(86,795)	-103%

	Six Months Ended
	June 30,
	2009	2008	Change $	Change %

Revenues:
Service providers	$ 111,020	$ 32,392	78,628	243%
CE manufacturers	94,424	47,768	46,656	98%
Other	25,192	23,189	2,003	9%
Total revenues	230,636	103,349	127,287	123%
Costs and expenses:
Cost of revenues	30,464	16,518	13,946	84%
Research and development	46,033	22,025	24,008	109%
Selling, general and administrative	64,379	45,240	19,139	42%
Depreciation	9,031	4,457	4,574	103%
Amortization	40,662	18,098	22,564	125%
Restructuring and asset impairment charges	53,619	-	53,619	NA
Total operating expenses	244,188	106,338	137,850	130%

Operating loss from continuing operations	(13,552)	(2,989)	(10,563)	353%
Interest expense	(31,167)	(17,442)	(13,725)	79%
Interest income and other, net	2,825	8,099	(5,274)	-65%
Gain on strategic investments	-	5,238	(5,238)	-100%
Loss from continuing operations before taxes	(41,894)	(7,094)	(34,800)	491%
Income tax benefit	(34,578)	(3,711)	(30,867)	832%
Loss from continuing operations, net of tax	(7,316)	(3,383)	(3,933)	116%
(Loss) income from discontinued operations, net of tax	(36,341)	93,066	(129,407)	-139%
Net (loss) income	$ (43,657)	$ 89,683	(133,340)	-149%

Revenues

Service Providers

For the three and six months ended June 30, 2009, revenue from the sale of our products to service providers increased significantly compared to the same period in the prior year.  This was largely due to including revenue from products and services we obtained in the Gemstar acquisition.  We expect revenue from the licensing of our IPG products and patents to grow in the future from digital growth domestically and from our expanding licensing program internationally.

CE Manufacturers

For the three and six months ended June 30, 2009, revenue from the sale of our products and licensing of our patents to CE manufacturers increased significantly compared to the same period in the prior year. This was largely due to including revenue from products and services we obtained in the Gemstar acquisition.  We expect revenue from the licensing of our IPG products and patents to grow in the future primarily driven by new license agreements and an increase in sales of CE devices incorporating our products or patents.

Other

Other consists primarily of the licensing of our content protection technologies to entertainment companies and the licensing of our underlying media content/metadata.  For the three and six months ended June 30, 2009, Other increased compared to the same periods in the prior year primarily due to increased revenue from our data business, primarily driven by the Muze acquisition, partially offset by a decline in our content protection revenues from entertainment studios.

Cost of Revenues

For the three and six months ended June 30, 2009, cost of revenues increased from the same periods in the prior year, primarily due to additional costs associated with products and services acquired in the Gemstar acquisition.

Research and Development

For the three and six months ended June 30, 2009, research and development expenses increased from the same periods in the prior year primarily due to additional research and development activities related to the Gemstar operations.

Selling, General and Administrative

For the three and six months ended June 30, 2009, selling, general and administrative expenses increased from the same periods in the prior year, primarily due to additional costs associated with the Gemstar operations.

Depreciation and amortization

Depreciation and amortization increased from the same periods in the prior year primarily due to the depreciation of fixed assets and amortization of intangible assets from the Gemstar acquisition.

Restructuring and asset impairment charges

During the three months ended June 30, 2009, we completed extensive consumer research regarding our brands.  This consumer research indicated that the brands acquired by us do not represent the future vision of the Company and do not carry a positive connotation in the market.  We determined these results to be an indicator of potential impairment of our trademark intangible assets.  We determined the fair value of our trademark and intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the three months ended June 30, 2009.  See Note 7 to the Condensed Consolidated Financial Statements.  In addition, during the three months ended June 30, 2009, we recorded $0.9 million in restructuring charges related to the Muze acquisition and $1.6 million in other asset impairment charges.

In conjunction with the disposition of the Media Properties, in the first quarter of 2009, our management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  Additionally, during the first quarter of 2009 we reversed the remaining $0.4 million in liabilities related to the Fiscal 2007 Restructuring Plans.  See Note 9 to the Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the three months ended June 30, 2009, was flat when compared to the same period in the prior year as the reduction in interest expense associated with the decline in average debt outstanding was offset by $1.2 million in accelerated amortization of note issuance costs due to the payment of $50 million in principal related to the our Term Loan.  Interest expense for the six months ended June 30, 2009, increased when compared to the same period in the prior year primarily due to the debt issued to finance the Gemstar acquisition.  Interest expense for the six months ended June 30, 2009, included $3.2 million in accelerated amortization of note issuance costs related to the pay down of $290 million in principal related to the Term Loan in the first six months of 2009.  See Note 4 to the Condensed Consolidated Financial Statements.

Interest Income and Other, Net

Interest income and other, net decreased from the same periods in the prior year due to lower prevailing interest rates and lower average cash and investment balances.

Gain on strategic investments

During the first quarter of 2008 we recognized a gain of $5.2 million on the sale of our investment in Digimarc Corporation.

Income Taxes

We recorded an income tax benefit from continuing operations of $31.9 million and $5.9 million for the second quarters of 2009 and 2008, respectively. We recorded an income tax benefit from continuing operations of $34.6 million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively.  We revised our full year projected results from operations during the quarter, primarily due to the $43.1 million trademark and intangible assets impairment charge recorded during the three months ended June 30, 2009.  The result was an increase in income tax benefit which needed to be recorded during the three months ended June 30, 2009, in order to reflect the appropriate income tax benefit for the six months ended June 30, 2009, based upon the revised full-year forecast.  Our effective tax rate also benefited from the rate differential on our foreign operations.  The income tax benefit for the six months ended June 30, 2009, also includes a discrete tax benefit of $1.9 million resulting from the enactment of a California tax law change during the first quarter which reduced the balance of deferred tax liabilities expected to be paid in 2011 and years thereafter.

Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2009, is primarily due to income tax expense recorded for the sale of TVG Network, TV Guide Network and TV Guide Online.

Income from discontinued operations for the three and six months ended June 30, 2008, is primarily due to the gain on sale recorded when we sold our Software business.

Costs and Expenses

Cost of revenues consists primarily of service costs, patent prosecution, patent maintenance and patent litigation costs.  Research and development expenses are comprised primarily of employee compensation and benefits, consulting costs, a 49% share of the Guideworks LLC joint venture and an allocation of overhead and facilities costs.  The 49% share of the Guideworks LLC joint venture is accounted for as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements.  Selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs.  General and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements.  These Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, equity-based compensation, goodwill and intangible assets, impairment of long lived assets and income taxes.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2009, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

Operations are financed primarily from cash generated by operations. Continuing operating activities provided net cash of $54.6 million and $2.3 million in the six months ended June 30, 2009 and 2008, respectively.  Cash provided by operating activities increased from the prior period primarily due to the Gemstar acquisition.  The availability of cash generated by operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in our Annual Report on Form 10-K.

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2009, was $202.5 million and included $266.2 million in cash received from the sale of the Media Properties, partially offset by $36.8 million of this cash being classified as restricted (see below), $6.9 million in capital expenditures and $24.8 million used to acquire Muze and a music metadata distribution business in the Asia Pacific region.  Included in the 2008 investing activities were $910.7 million cash used for Gemstar acquisition and $184.0 million cash received from the sale of Software and Games. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $15 million and $20 million for the full year in 2009.

Net cash used in financing activities from continuing operations was $285.0 million for the six months ended June 30, 2009, primarily due to us making $240.0 million in debt payments, as required under the terms of our five year senior secured term loan credit facility (“Term Loan”), from the Media Properties net sales proceeds.  We also voluntarily repaid $50 million on our Term Loan. Included in the 2008 financing activities was $615.5 million in proceeds from the issuance of debt, net of issuance costs, which was used to fund the Gemstar acquisition.

Included on our balance sheet at June 30, 2009, is $36.8 million in restricted cash.  As part of the sale of TV Guide Network and TV Guide Online, we deposited this cash in an escrow account in the event the buyer has an indemnifiable claim.  The cash remaining in the escrow account will be released to us in May 2010.

In connection with the Gemstar acquisition, we entered into and fully drew-down the $550 million Term Loan. As of June 30, 2009, $257.2 million was outstanding.  The Term Loan is guaranteed by our domestic subsidiaries, and the assets and shares of our domestic subsidiaries are pledged as collateral against the Term Loan. We are required to use the proceeds from asset sales of $75 million or more to pay down the Term Loan; proceeds from assets sales of less than $75 million may be retained for investment in fixed or capital assets.

We may elect to pay interest on the Term Loan at a rate of (i) Libor plus 3.75%, with a Libor floor of 3.5% or (ii) the Term Loan administrative agent’s prime rate plus 2.75%. The Term Loan includes customary covenants, including total leverage ratio limits, fixed charge coverage minimums and restrictions on additional debt incurrence and dividend payments among others. As of June 30, 2009, we were in compliance with the Term Loan debt covenants.

In the event (i) our leverage ratio is greater than 2.5 to 1.0, and (ii) more than $50 million in aggregate principal amount of the 2.625% convertible senior notes due 2011 (the “Convertible Notes”) is still outstanding, and (iii) the scheduled maturity of such Convertible Notes is more than 181 days in the future, then our Term Loan will become due on that 182nd day prior to the maturity date of such Convertible Notes.

In connection with the Gemstar acquisition we issued $100 million of 11% senior notes (the “11% Senior Notes”) due 2013.  On August 5, 2009, the Company redeemed the $100 million 11% Senior Notes at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the 11% Senior Notes could be retired without a premium.

In August 2006 we issued $240.0 million in Convertible Notes which may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).

Prior to June 15, 2011, holders may convert their Convertible Notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their Convertible Notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the Convertible Notes converted equal to the conversion rate multiplied by the volume weighted average price of our common stock during a specified period following the conversion date. The conversion value of each Convertible Note will be paid in: (i) cash equal to the lesser of the principal amount of the Convertible Note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the Convertible Note, a combination of common stock and cash. In addition, upon a fundamental change at any time, as defined, the holders may require us to repurchase for cash all or a portion of their Convertible Notes upon a “designated event” at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus accrued and unpaid interest, if any.

In September 2007 the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allows us to purchase up to $60.0 million of our common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  On May 5, 2008, our Board of Directors reconfirmed this stock purchase program. During the fourth quarter of 2008 we repurchased 2.3 million shares of common stock for approximately $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of June 30, 2009, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million.

As of June 30, 2009, we had $172.0 million in cash and cash equivalents, $138.2 million in short-term investments, $21.0 million in long-term marketable securities and $36.8 million in restricted cash.

 As of June 30, 2009, we held auction rate securities with a fair value of $70.9 million and par value of $79.4 million. Our auction rate securities portfolio is solely comprised of AAA rated federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. Included in the above are auction rate securities acquired through UBS AG with a par value of $62.3 million. In December 2008 we entered into an agreement with UBS AG which provides (i) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012.

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

Discontinued Operations

The collective results from all discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue:
Software	$ -	$ -	$ -	$ 27,352
Games	-	-	-	1,627
eMeta	-	1,968	-	3,912
TV Guide Magazine	-	19,777	-	19,777
TV Guide Network / TV Guide Online	-	21,663	18,363	21,663
TVG Network	-	8,834	4,562	8,834

Pre-tax (loss) income:
Software	$ -	$ (8,222)	$ -	$ (6,865)
Games	-	-	-	(2,551)
eMeta	-	(1,656)	-	(3,545)
TV Guide Magazine		(1,671)		(1,671)
TV Guide Network/TV Guide Online		2,218	1,825	2,218
TVG Network	-	(1,073)	(694)	(1,073)
Pre-tax (loss) gain on disposal of business units	(193)	151,284	(3,661)	151,284
Income tax benefit (expense)	22	(45,422)	(33,811)	(44,731)
(Loss) income from discontinued operations, net of tax	$ (171)	$ 95,458	$ (36,341)	$ 93,066

Our Software business focused on independent software vendors and enterprise IT departments with solutions including: the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools.  The sale of our Software business closed in April 2008.

Our Games business focused on providing tools and services needed to facilitate the digital distribution of providers of digital goods.  The sale of our Games business closed in April 2008.

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

Impact of Recently Issued Accounting Standards

See Notes 4, 5 and 12 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments.  Changes in these factors may cause fluctuations in our earnings and cash flows.  We evaluate and manage the exposure to these market risks as follows:

 Fixed Income Investments:  We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $323.4 million as of June 30, 2009.  Most of these securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At June 30, 2009, the fair value of our auction rate securities portfolio totaled approximately $70.9 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers.  This limits the short-term liquidity of these securities. Included in the aforementioned securities are auction rate securities acquired through UBS AG with a par value of $62.3 million. In December 2008 we entered into an agreement with UBS AG which provides (i) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. In addition, the credit ratings of these investments may deteriorate and as a result the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.  We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in a $0.2 million decrease in the fair value of our fixed income available-for-sale securities as of June 30, 2009.

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

Convertible Notes.  On August 23, 2006, Macrovision Corporation issued $240.0 million of Convertible Notes.  Subject to fulfillment of certain conditions, these notes were initially convertible at a rate of 35.3571 shares of Macrovision Corporation’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $28.28 per share of Macrovision Corporation’s common stock). In connection with the May 2, 2008, acquisition of Gemstar, the Company assumed ownership of Macrovision Corporation.  The Company, Macrovision Corporation and the Bank of New York, as Trustee for the convertible note holders, executed a Supplemental Indenture under which the notes become convertible into a number of shares of the Company’s common stock to be determined in accordance with the Convertible Debt Indenture dated August 23, 2006.  The conversion rate is subject to adjustment if certain events occur. These notes bear interest at a rate of 2.625% per year. Interest on the notes have accrued from August 23, 2006. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

Term Loan.  On May 2, 2008, in connection with its acquisition of Gemstar, the Company and Macrovision Corporation, as co-obligors, entered into the Term Loan facility and drew down $550 million. In the event (i) the Company’s leverage ratio is greater than 2.5 to 1.0, (ii) more than $50 million in aggregate principal amount of the Convertible Notes due 2011 is still outstanding, and (iii) the scheduled maturity of the Convertible Notes due 2011 is more than 181 days in the future, then the Term Loan will become due on that 182nd day prior to the Convertible Notes maturity date.

11% Senior Notes.  On May 2, 2008, in connection with its acquisition of Gemstar, the Company issued $100.0 million of 11% Senior Notes.   On August 5, 2009, the Company redeemed the $100 million 11% Senior Notes at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the 11% Senior Notes could be retired without a premium.

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

Changes in Internal Controls over Financial Reporting.    During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of the Company and its subsidiaries.

Indemnifications

In April 2005 Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012.  The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court's construction of certain terms of the patent was too broad, vacated the jury's verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury's finding that DirecTV's infringement was willful.  The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid.  The Company has not established a reserve with respect to this matter in its consolidated financial statements.

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

Other Litigation

    Thomson, Inc. v. Gemstar—TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for SuperGuide’s claims, compensatory damages, including fees and expenses paid by Thomson in that case, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  The case is set for trial at a date to be determined in 2010.

    DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association - Los Angeles.  On March 20, 2009, DIRECTV, Inc. (“DIRECTV”) filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter.  DIRECTV seeks indemnity under the November 21, 2003, License and Distribution Agreement and Patent License Agreement between the parties and claims damages plus interest and its arbitration-related attorneys’ fees.  The Company has filed a Response and Counterclaim for breach of contract.   A hearing date has been set for December 7, 2009.

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require them to pay damages or make other expenditures in amounts that could have a material adverse effect on their financial position or results of operations. At this time management has not reached a determination that the matters listed above or any other litigation, individually or in the aggregate, are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2008, and is incorporated herein by reference.  There have been no material changes in our risk factors since the filing of our last Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.
Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.01	Certificate of Incorporation of Rovi Corporation, as amended on July 15, 2009				X

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	August 6, 2009	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer:

Date:	August 6, 2009	By:	/s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date:	August 6, 2009	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer