Form 10-Q
period 2009-11-05
Rovi Corp
filed 2009-11-05
CIK 1424454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
                                                                                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2009
Common stock, $0.001 par value	103,047,283

ROVI CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

PART I.                     FINANCIAL INFORMATION
Item 1.                     Financial Statements

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	September 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$ 138,603	$ 199,188
Short-term investments	107,340	77,914
Restricted cash	36,830	-
Trade accounts receivable, net	79,661	84,020
Taxes receivable	2,195	-
Deferred tax assets, net	26,187	29,537
Prepaid expenses and other current assets	13,388	12,053
Assets held for sale	-	329,522
Total current assets	404,204	732,234
Long-term marketable securities	27,942	84,955
Property and equipment, net	41,571	45,352
Finite-lived intangible assets, net	799,837	895,071
Deferred tax assets, net	4,632	-
Other assets	34,157	50,387
Goodwill	854,210	828,185
	$ 2,166,553	$ 2,636,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 70,139	$ 85,686
Deferred revenue	19,692	14,376
Taxes payable	-	8,996
Current portion of debt and capital lease obligations	-	5,842
Liabilities held for sale	-	56,021
Total current liabilities	89,831	170,921
Taxes payable, less current portion	75,951	73,009
Deferred tax liability, net	-	9,914
Long-term debt and capital lease obligations, less current portion	477,629	855,160
Deferred revenue, less current portion	3,253	4,909
Other non current liabilities	16,121	7,076
	662,785	1,120,989
Stockholders’ equity:
Common stock	105	103
Treasury stock	(25,068)	(25,068)
Additional paid-in capital	1,644,056	1,602,667
Accumulated other comprehensive loss	(2,119)	(4,879)
Accumulated deficit	(113,206)	(57,628)
Total stockholders’ equity	1,503,768	1,515,195
	$ 2,166,553	$ 2,636,184

See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$115,273	$108,526	$345,909	$211,875

Costs and expenses:
Cost of revenues	14,941	14,817	45,405	31,335
Research and development	23,687	20,748	69,720	42,773
Selling, general and administrative	34,128	34,790	98,507	80,030
Depreciation	4,573	4,365	13,604	8,822
Amortization	20,635	20,624	61,297	38,722
Restructuring and asset impairment charges	-	-	53,619	-
Total costs and expenses	97,964	95,344	342,152	201,682

Operating income from continuing operations	17,309	13,182	3,757	10,193
Interest expense	(10,266)	(18,256)	(41,433)	(35,698)
Interest income and other, net	873	2,397	3,698	10,496
Loss on debt redemption	(8,687)	-	(8,687)	-
Gain on sale of strategic investments	-	-	-	5,238

Loss from continuing operations before income taxes	(771)	(2,677)	(42,665)	(9,771)
Income tax expense (benefit)	11,150	(13,889)	(23,428)	(17,600)

(Loss) income from continuing operations, net of tax	(11,921)	11,212	(19,237)	7,829
Discontinued operations, net of tax	-	(3,734)	(36,341)	89,332
Net (loss) income	$(11,921)	$7,478	$(55,578)	$97,161

Basic and diluted:
(Loss) income per common share from continuing operations	$(0.12)	$0.11	$(0.19)	$0.10
(Loss) income per common share from discontinued operations	$-	$(0.04)	$(0.36)	$1.10
Net (loss) income per common share	$(0.12)	$0.07	$(0.55)	$1.20

Shares used in computing basic net (loss) income per common share	101,084	102,036	100,511	80,076

Shares used in computing diluted net (loss) income per common share	101,084	102,062	100,511	80,105

See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(55,578)	$97,161
Adjustments to reconcile net (loss) income to net cash provided by operations:
(Income) loss from discontinued operations, net of tax	(583)	13,596
Loss (gain) on disposition of discontinued operations	3,661	(151,284)
Depreciation and amortization	74,901	47,544
Amortization of note issuance costs and convertible note discount	15,386	9,613
Equity-based compensation	15,929	9,366
Restructuring and asset impairment charge	48,872	-
Deferred taxes	(8,393)	13,701
Write-off of note issuance costs	5,633	-
Gain on sale of strategic investment	-	(5,238)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	4,468	3,417
Deferred revenue	3,153	12,156
Prepaid expenses, other current assets and other assets	(3,595)	15,776
Income taxes	(8,249)	(8,096)
Accounts payable, accrued expenses, and other long-term liabilities	(13,015)	(38,937)
Net cash provided by operating activities of continuing operations	82,590	18,775
Net cash provided by operating activities of discontinued operations	1,184	19,252
Net cash provided by operating activities	83,774	38,027
Cash flows from investing activities:
Proceeds from disposition of businesses, net of costs to sell	266,205	195,091
Reclass portion of sales proceeds from disposition of business to restricted cash	(36,782)	-
Purchases of long and short-term marketable investments	(59,330)	(185,758)
Sales or maturities of long and short term marketable investments	87,667	385,659
Acquisition of Gemstar, net of cash acquired	-	(910,742)
Purchases of property and equipment	(13,421)	(4,767)
Other acquisitions, net of cash acquired and other investing	(23,993)	(828)
Net cash provided by (used in) investing activities of continuing operations	220,346	(521,345)
Net cash used in investing activities of discontinued operations	-	(1,101)
Net cash provided by (used in) investing activities	220,346	(522,446)

Cash flows from financing activities:
Principal payments under capital lease and debt obligations	(390,344)	(2,959)
Proceeds from issuance of debt, net of issuance costs	-	615,469
Proceeds from exercise of options and other financing activities	25,462	7,985
Net cash (used in) provided by financing activities of continuing operations	(364,882)	620,495
Net cash used in financing activities of discontinued operations	(114)	(274)
Net cash (used in) provided by financing activities	(364,996)	620,221
Effect of exchange rate changes on cash	291	(1,138)
Net (decrease) increase in cash and cash equivalents	(60,585)	134,664
Cash and cash equivalents at beginning of period	199,188	134,070
Cash and cash equivalents at end of period	$138,603	$268,734

See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

On July 15, 2009, Macrovision Solutions Corporation changed its name to Rovi Corporation (the “Company”).

In May 2008, the Company acquired Gemstar-TV Guide International, Inc. (“Gemstar”) and in April 2009 the Company acquired substantially all of the operations of Muze, Inc. (“Muze”).  The Company’s results of operations include the operations of Gemstar and Muze from those dates forward (See Note 2).

In April 2008, the Company sold its software and games businesses (referred to as “Software” and “Games”, respectively).  In November 2008, the Company sold its RightCommerce (also known as “eMeta”) business.  In December 2008, the Company sold its TV Guide Magazine business.  In January 2009, the Company sold its TVG Network business and, in February 2009, the Company sold its TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”.  The results of operations and cash flows of Software, Games, eMeta and the Media Properties have been classified as discontinued operations for all periods presented (See Note 3).

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

The Company, using estimated fair values as of May 2, 2008, allocated the purchase price to the net tangible and intangible assets acquired as follows (in thousands):

Cash and cash equivalents	$663,618
Trade accounts receivable	74,848
Property and equipment	72,546
Goodwill	932,755
Identifiable intangible assets	1,118,570
Other assets	56,667
Accounts payable and other liabilities	(144,708)
Restructuring charge (See note 9)	(21,162)
Deferred tax liabilities, net	(3,815)
Deferred revenue	(85,461)
Capital lease obligations	(11,898)
Total purchase price	$2,651,960

Other Acquisitions

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

The Company also paid approximately $8.3 million for a music metadata distribution business in the Asia Pacific region.  This transaction closed on July 1, 2009.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008

Net revenue	$ 108.5	$ 313.9

Operating income (1)	$ 13.2	$ 51.5

Income from continuing operations (1)	$ 14.8	$ 34.6

Basic and diluted income per common share from continuing operations	$ 0.14	$ 0.34

(1)	The nine months ended September 30, 2008, includes a $32.5 million pre-tax benefit from a Gemstar insurance settlement.

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

On December 1, 2008, the Company sold its TV Guide Magazine business unit in exchange for the assumption of its net liabilities.  During the nine months ended September 30, 2009, the Company made a $2.6 million payment to the buyer of TV Guide Magazine to settle the final working capital adjustment.  This payment is recorded in proceeds from disposition of businesses, net of costs to sell on the Consolidated Statement of Cash Flows.

On November 17, 2008, the Company sold its eMeta business unit for $0.8 million in cash.

On April 1, 2008, the Company sold its Software business unit for $191 million and its Games business unit for $4 million in cash.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue:
Software	$-	$-	$-	$27,503
Games	-	-	-	1,633
eMeta	-	1,712	-	5,624
TV Guide Magazine	-	30,859	-	50,636
TV Guide Network / TV Guide Online	-	33,061	18,363	54,724
TVG Network	-	15,584	4,562	24,418

Pre-tax (loss) income:
Software	$-	$(322)	$-	$(7,187)
Games	-	-	-	(2,551)
eMeta	-	(7,487)	-	(11,032)
TV Guide Magazine	-	(4,851)	-	(6,522)
TV Guide Network/TV Guide Online	-	3,074	1,825	5,292
TVG Network	-	1,062	(694)	(11)
Pre-tax (loss) gain on disposal of business units	-	-	(3,661)	151,284
Income tax benefit (expense) (1)	-	4,790	(33,811)	(39,941)
(Loss) income from discontinued operations, net of tax	$-	$(3,734)	$(36,341)	$89,332

(1)
The income tax expense for the nine months ended September 30, 2009, is primarily due to the sales of TVG Network and TV Guide Network / TV Guide Online including goodwill for which the Company had no basis for tax purposes.

NOTE 4 – DEBT

Convertible Senior Notes

In August 2006, the Company issued $240.0 million in 2.625% convertible senior notes (the “Convertible Notes”) due 2011 at par. The Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).

On January 1, 2009, the Company adopted an update to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 470 related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) (formerly FASB Staff Position APB 14-1).  These updates specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized.  The Company applied the provisions retrospectively to all periods presented resulting in an increase to interest expense of $2.1 million and $6.3 million, a decrease to net income of $1.3 million and $3.9 million and a decrease in diluted net income per share of $0.01 and $0.05 for the three and nine months ended September 30, 2008, respectively.  Additionally, stockholders’ equity at December 31, 2008, was increased by $15.9 million and long-term debt was decreased by $26.6 million to a carrying amount of $213.4 million.

As of September 30, 2009, and December 31, 2008, the principal amount of the Company’s Convertible Notes was $240.0 million.  As of September 30, 2009, the unamortized discount on the Convertible Notes due to applying these provisions was $19.6 million, resulting in a carrying amount of $220.4 million.   During the three and nine months ended September 30, 2009, the Company recorded $2.4 million and $7.0 million of interest expense for the Convertible Notes related to the amortization of the discount.

Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company entered into and fully drew-down a $550 million five year senior secured term loan credit facility (“Term Loan”).  As required under the Term Loan, during the three months ended March 31, 2009, the Company used $240.0 million of the proceeds from the Media Properties sale to make a payment on the Term Loan.  On May 6, 2009, the Company made a $50 million voluntary payment on the Term Loan reducing the outstanding balance to $257.2 million as of September 30, 2009.   In addition, these repayments accelerated the amortization of note issuance costs resulting in $3.2 million of additional interest expense for the nine months ended September 30, 2009.  Unamortized note issuance costs related to the Term Loan as of September 30, 2009, were $17.8 million and are included in other long-term assets on the Condensed Consolidated Balance Sheet.

11% Senior Notes

In connection with the Gemstar acquisition, the Company issued $100 million of 11% senior notes (“11% Senior Notes”) due 2013.  On August 5, 2009, the Company redeemed the $100 million 11% Senior Notes at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the 11% Senior Notes could be retired without a premium.  In addition, the Company paid $0.6 million to the Term Loan holders to obtain their consent to redeem the 11% Senior Notes.  In connection with the redemption of the 11% Senior Notes, the Company has recorded an $8.7 million loss on debt redemption on its Consolidated Statement of Operations for the three and nine months ended September 30, 2009.  This loss is comprised of the $2.8 million make-whole payment discussed above, the write-off of $5.6 million in note issuance costs and $0.3 million in fees associated with the note redemption.

NOTE 5 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following is a summary of available-for-sale and other investment securities (in thousands) as of September 30, 2009:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$32,610	$-	$-	$32,610
Cash equivalents - money markets	105,993	-	-	105,993
Total cash and cash equivalents	$138,603	$-	$-	$138,603

Restricted cash	$36,830	$-	$-	$36,830
Available-for-sale investments:
Auction rate securities	$17,100	$-	$(1,722)	$15,378
Corporate debt securities	39,815	265	(39)	40,041
Treasury/Agencies	21,831	7	-	21,838
Total available-for-sale investments	$78,746	$272	$(1,761)	$77,257

Auction rate securities classified as trading				$52,211
ARS Put Option				$5,814

Total cash, cash equivalents, restricted cash and investments				$310,715

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2008:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$37,271	$-	$-	$37,271
Cash equivalents - money markets	154,842	-	-	154,842
Cash equivalents – 0-90 day investments	7,072	4	(1)	7,075
Total cash and cash equivalents	$199,185	$4	$(1)	$199,188
Available-for-sale investments:
Auction rate securities	$17,100	$-	$(2,758)	$14,342
Commercial paper	22,066	24	(21)	22,069
Corporate debt securities	24,184	188	(37)	24,335
Treasury/Agencies	32,329	43	(25)	32,347
US and municipal securities	7,381	20	-	7,401
Total available-for-sale investments	$103,060	$275	$(2,841)	$100,494

Auction rate securities classified as trading				$52,005
ARS Put Option				$10,370

Total cash, cash equivalents and investments				$362,057

The following inputs, as defined under FASB ASC 820, were used to determine the fair value of the Company’s investment securities at September 30, 2009 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$105,993	$105,993	$-	$-
Money market funds (restricted cash)	36,830	36,830	-	-
Fixed income available-for-sale securities	61,879	-	61,879	-
Auction rate securities (Available-for-sale)	15,378	-	-	15,378
Auction rate securities (Trading)	52,211	-	-	52,211
ARS Put Option	5,814	-	-	5,814
Total	$278,105	$142,823	$61,879	$73,403

The interest rate reset auction events for the Company’s auction rate securities have failed since early 2008. Therefore, the fair values of these securities are estimated taking into account such factors as likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  The Company’s auction rate securities portfolio at September 30, 2009, includes solely AAA rated investments, comprised of federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments.  In addition, in December 2008 the Company entered into an agreement with UBS AG which provides (i) the Company the right (“ARS Put Option”) to sell auction rate securities with a par value of $62.4 million back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010, through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. During the three months ended September 30, 2009, UBS AG repurchased $4.3 million of these auction rate securities at par.  The Company elected to measure the ARS Put Option under the fair value option of FASB ASC 825.  The applicable auction rate securities are classified as trading and are recorded in short-term investments at September 30, 2009, and long-term marketable securities at December 31, 2008.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option as of September 30, 2009 (in thousands):

Balance at December 31, 2008	$76,717
Gain on ARS classified as trading and recorded in other income	4,556
Unrealized gain included in accumulated other comprehensive income	1,036
ARS Put Option loss recorded in other income	(4,556)
Settlements	(4,350)
Balance at September 30, 2009	$73,403

On April 1, 2009, the Company adopted updates to FASB ASC topic 825 related to interim disclosures about the fair value of financial instruments (formerly FSP SFAS 107-1 and APB 28-1).  These updates require additional disclosures about the Company’s financial instruments, such as the Company’s debt. As the adoption only affected disclosure requirements, it did not have a material impact on the Company’s financial position or results from operations.  The following inputs were used to determine the fair value of the Company’s outstanding debt at September 30, 2009 (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs
	Carrying Value	(Level 1)	(Level 2)
Term Loan	$ 257,248	$ -	$ 257,248
Convertible Notes (1)	220,381	$ 306,538	$ -
$ 477,629

(1) The principal amount of the Convertible Notes is $240 million (see Note 4).

On January 1, 2009, the Company adopted an update to FASB ASC topic 820 (formerly FSP SFAS 157-2). This update deferred the effective date of changes to fair value measurements as it relates to non-financial assets and liabilities including items such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination, to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen.  The adoption of these changes did not have a material impact on the Company’s financial position or operating results.

NOTE 6 – EQUITY-BASED COMPENSATION

    Stock Option Plans

    During the quarter ended September 30, 2009, the Company granted stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2000 Equity Incentive Plan (the “2000 Plan”).

    As of September 30, 2009, the Company had a total of 29.6 million shares reserved and 13.5 million shares available for issuance under the 2000 and 2008 Plans. The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  For options granted during the periods ended September 30, 2009, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly.  Option grants have contractual terms ranging from five to ten years.

    Restricted stock awards issued during the quarter ended September 30, 2009, generally vest annually over four years.  As of September 30, 2009, the number of shares awarded but unvested was 0.5 million under the 2000 Plan and 0.7 million under the 2008 Plan.

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

    As of September 30, 2009, the Company had reserved 7.5 million shares of common stock under the 2008 ESPP and had 7.0 million shares available for future issuance.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Option Plans:
Dividends	None	None	None	None
Expected term	4.4 years	4.6 years	4.5 years	3.5 years
Risk free interest rate	2.1%	2.9%	2.0%	2.8%
Volatility rate	42%	44%	44%	43%

ESPP Plan:
Dividends	None	None	None	None
Expected term	1.3 years	1.2 years	1.3 years	1.2 years
Risk free interest rate	0.7%	2.3%	0.7%	2.2%
Volatility rate	45%	45%	49%	45%

    As of September 30, 2009, there was $45.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.6 years.

    The weighted average fair value of equity-based awards are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average fair value:
Option grants	$10.35	$6.16	$8.43	$4.92
Employee purchase share rights	$8.84	$3.68	$6.82	$3.98
Restricted stock award grants	$30.00	$15.52	$26.95	$15.50

    The total intrinsic value of options exercised during the three and nine months ended September 30, 2009, was $8.1 million and $9.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

 NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2008	$ 828,185
Changes due to foreign currency exchange rates and other	3,769
2009 acquisitions	16,450
Gemstar purchase accounting adjustments	5,806
Goodwill, net at September 30, 2009	$ 854,210

During the second quarter of 2009, the Company completed extensive consumer research regarding its brands.  This consumer research indicated that the brands acquired by the Company did not represent the future vision of the Company and did not carry a positive connotation in the market.  The Company determined these results to be an indicator of potential impairment of its trademark intangible assets.  The Company determined the fair value of its trademark intangible assets using the relief-from-royalty method.  The relief-from-royalty method uses Level 3 inputs to estimate the after-tax saving enjoyed by owning the assets as opposed to paying a third party for its use.  The Company determined the fair value of its trademark and intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the second quarter of 2009.  This impairment charge is included in restructuring and asset impairment charges on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

    The Company’s finite-lived intangible assets associated with its continuing operations are as follows (in thousands):

	September 30, 2009
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$827,835	$(113,927)	$713,908
Existing contracts and customer relationships	46,576	(10,233)	36,343
Content databases and other	50,812	(8,664)	42,148
Trademarks / Tradenames	8,300	(862)	7,438
	$933,523	$(133,686)	$799,837

	December 31, 2008
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 826,968	$ (61,438)	$ 765,530
Existing contracts and customer relationships	43,635	(6,800)	36,835
Content database and other	44,652	(4,690)	39,962
Trademarks / Tradenames	55,047	(2,303)	52,744
	$ 970,302	$ (75,231)	$ 895,071

As of September 30, 2009, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2009	$ 20,601
2010	79,852
2011	76,770
2012	72,863
2013	70,812
Thereafter	478,939
Total amortization expense	$ 799,837

NOTE 8 – SALE OF STRATEGIC INVESTMENT

During the first quarter of 2008, the Company recognized a gain of $5.2 million on the sale of its investment in Digimarc Corporation.

NOTE 9 – RESTRUCTURING CHARGES

Muze Restructuring Plan

In connection with the acquisition of the assets of Muze (see Note 2), management implemented a plan to restructure Muze’s operations resulting in a charge of $0.9 million during the second quarter of 2009.  This was done to eliminate redundancies with the Company’s entertainment metadata business.  This charge included $0.7 million for employee severance and a $0.2 million liability for the fair value of future lease payments on abandoned office space.  As of September 30, 2009, the liability for future lease payments related to the abandoned office space was $0.1 million.

Q1 2009 Restructuring Plan

In conjunction with the disposition of the Media Properties, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  This was done to create cost efficiencies for the Company now that it no longer supports the Media Properties.  These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space.  As of September 30, 2009, the liability for future lease payments related to the abandoned office space was $2.5 million.

Gemstar Acquisition Restructuring Plan

In conjunction with the Gemstar acquisition, management acted upon a pre-acquisition plan to restructure certain Gemstar operations resulting in severance of $21.2 million. This was done in order to create cost efficiencies for the combined Company. The severance liability was recognized as an assumed liability in the Gemstar acquisition and, accordingly, resulted in an increase to goodwill. As of December 31, 2008, the Company had paid $19.1 million of these costs and had a remaining liability of $2.1 million.  During the nine months ended September 30, 2009, the Company paid $1.8 million of these costs resulting in a remaining liability of $0.3 million.

Fiscal 2007 Restructuring Plans

In 2007 the Company’s Board of Directors approved several restructuring actions and an organizational realignment program. In addition, the Company discontinued its Hawkeye anti-piracy service.  As of December 31, 2008, the Company had $0.4 million in accrued liabilities relating to these restructuring actions.  During the first quarter of 2009, the Company reversed the remaining $0.4 million in liabilities.  This reversal was recorded in restructuring and asset impairment charges in the Condensed Consolidated Statement of Operations.

NOTE 10 – EARNINGS PER SHARE (“EPS”)

On January 1, 2009, the Company adopted an update to FASB ASC topic 260 related to determining whether instruments granted in share-based payment transactions are participating securities (formerly FSP EITF 03-6-1). This update defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method.   The Company’s non-vested restricted stock awards granted prior to June 30, 2009, qualify as participating securities. As required, all prior-period EPS data has been adjusted.  The adoption did not have a material impact on the Company’s financial condition or results of operations.

Basic net EPS is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.

The calculation of earnings per common share and diluted earnings per common share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic (loss) income per common share
(Loss) income from continuing operations	$(11,921)	$11,212	$(19,237)	$7,829
Income allocated to participating securities	-	(96)	-	(99)
(Loss) income allocated to common shareholders from continuing operations	$(11,921)	$11,116	$(19,237)	$7,730

Discontinued Operations	$-	$(3,734)	$(36,341)	$89,332
Loss (income) allocated to participating securities	-	32	-	(1,131)
Discontinued operations allocated to common shareholders	$-	$(3,702)	$(36,341)	$88,201

Net (loss) income	$(11,921)	$7,478	$(55,578)	$97,161
Income allocated to participating securities	-	(64)	-	(1,230)
Net (loss) income allocated to common shareholders	$(11,921)	$7,414	$(55,578)	$95,931

Weighted average basic common shares outstanding	101,084	102,036	100,511	80,076

(Loss) income per common share from continuing operations	$(0.12)	$0.11	$(0.19)	$0.10
(Loss) income per common share from discontinued operations	-	(0.04)	(0.36)	1.10
Net (loss) income per common share	$(0.12)	$0.07	$(0.55)	$1.20

Diluted (loss) income per common share
(Loss) income from continuing operations	$(11,921)	$11,212	$(19,237)	$7,829
Income allocated to participating securities	-	(96)	-	(99)
(Loss) income allocated to common shareholders from continuing operations	$(11,921)	$11,116	$(19,237)	$7,730

Discontinued Operations	$-	$(3,734)	$(36,341)	$89,332
Loss (income) allocated to participating securities	-	32	-	(1,131)
Discontinued operations allocated to common shareholders	$-	$(3,702)	$(36,341)	$88,201

Net (loss) income	$(11,921)	$7,478	$(55,578)	$97,161
Income allocated to participating securities	-	(64)	-	(1,230)
Net (loss) income allocated to common shareholders	$(11,921)	$7,414	$(55,578)	$95,931

Weighted average diluted common shares outstanding	101,084	102,036	100,511	80,076
Dilutive potential common shares	-	26	-	29
Weighted average diluted common shares outstanding	101,084	102,062	100,511	80,105

(Loss) income per common share from continuing operations	$(0.12)	$0.11	$(0.19)	$0.10
(Loss) income per common share from discontinued operations	-	(0.04)	(0.36)	1.10
Net (loss) income per common share	$(0.12)	$0.07	$(0.55)	$1.20

    The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Stock options	7,951	7,251	7,956	5,695
Restricted stock	970	-	883	-
Warrants (1)	7,955	7,955	7,955	7,955
Convertible Notes	8,486	8,486	8,486	8,486
Total weighted average potential common shares excluded from diluted net earnings per share	25,362	23,692	25,280	22,136

(1) In August 2006, in conjunction with the issuance of the Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011, through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares.  The Company also entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares of the Company’s common stock at a price of $28.2829 per share. These options expire on August 15, 2011, and must be settled in net shares.

NOTE 11 – COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net (loss) income	$(11,921)	$7,478	$(55,578)	$97,161
Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net (1)	23	(3,188)	1,080	(7,515)
Foreign currency translation adjustments, net (2)	818	(2,389)	1,680	(10,372)
Comprehensive (loss) income	$(11,080)	$1,901	$(52,818)	$79,274

(1)	Changes in unrealized (losses) gains on investments during the nine months ended September 30, 2008, include the reduction of $3.2 million, net of taxes, of unrealized gains which became realized gains when the Company sold its investment in Digimarc Corporation during the first quarter of 2008 (see Note 8).
(2)	Foreign currency translation adjustments for the three and nine months ended September 30, 2008, include a reduction of $5.0 million arising from the sale of the Software business (see Note 3).

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

           In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-5 amends ASC topic 820 by providing additional guidance clarifying the measurement of liabilities at fair value.  When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  The Company will adopt ASU 2009-05 on October 1, 2009.  The adoption is not anticipated to have a material impact on the Company’s financial position or results from operations.

    In the second quarter of 2009, the Company adopted an update to FASB ASC topic 855 (formerly SFAS No. 165) related to subsequent events.  This update defines subsequent events as either recognized (previously referred to in practice as Type I) or non-recognized (previously referred to in practice as Type II).  The adoption did not have a material impact on the Company’s financial position or results from operations.

   On April 1, 2009, the Company adopted an update to FASB ASC topic 320 (formerly FSP SFAS 115-2 and FAS 124-2) related to the recognition and presentation of other-than-temporary impairments.  This update replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with the requirement that management assert: (i) it does not have the intent to sell the security; and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis.  The update also incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired.  The adoption did not have a material impact on the Company’s financial position or results from operations.

   On April 1, 2009, the Company adopted an update to FASB ASC topic 820 (formerly FSP SFAS 157-4) related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This update affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether potentially comparative transactions are orderly transactions or transactions that are not orderly (that is, distressed or forced).  The adoption did not have a material impact on the Company’s financial position or results from operations.

   On January 1, 2009, the Company adopted an update to FASB ASC topic 805 (formerly SFAS No. 141 (R)) related to business combinations. New requirements include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed; (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill.  The adoption did not have a material impact on the Company’s financial position or results from operations.

   On January 1, 2009, the Company adopted an update to FASB ASC topic 350 (formerly FSP SFAS 142-3) related to the determination of the useful life of intangible assets. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset under FASB ASC topic 350 (formerly SFAS 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC topic 805, (formerly SFAS No. 141(R)).  The adoption did not have a material impact on the Company’s financial position or results from operations.

NOTE 13 – INCOME TAXES

The Company recorded income tax expense of $11.2 million and income tax benefit of $13.9 million from its continuing operations for three months ended September 30, 2009 and 2008, respectively. The Company recorded income tax benefit of $23.4 million and $17.6 million from its continuing operations for nine months ended September 30, 2009 and 2008, respectively.  Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings. During the three months ended September 30, 2009, the Company revised its estimate of 2009 foreign reinvested earnings.  As the Company’s projected pre-tax GAAP loss is relatively small, permanent book-to-tax differences, such as the foreign rate differential, have a significant impact on the Company’s annual effective tax rate.  The result of these revisions was an income tax expense for the three months ended September 30, 2009, which included the amount required to reflect the appropriate income tax benefit for the nine months ended September 30, 2009, based upon the revised full-year forecast. The tax expense for the three months ended September 30, 2009, also includes a discrete tax benefit of $3.0 million resulting from the pre-tax loss on debt redemption of $8.7 million recorded in the same reporting period.  The income tax benefit for the nine months ended September 30, 2009, also includes a discrete tax benefit of $1.9 million resulting from the enactment of a California tax law change during the first quarter which reduced the balance of deferred tax liabilities expected to be paid in 2011 and years thereafter.

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies.

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, the Company believes that it is more likely than not that the benefits of these deductible differences, net of valuation allowances, as of September 30, 2009, will be realized.

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2004.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, the Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and/or incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement, however some license agreements, including those with our largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect the Company’s results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its future results of operations.

    DirecTV, Inc. v. Finisar Corporation.  In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid. The Company has not established a reserve with respect to this matter in its consolidated financial statements.

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

Legal Proceedings

Thomson, Inc. v. Gemstar-TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for SuperGuide’s claims, compensatory damages, including fees and expenses paid by Thomson in that case, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit.  The case is set for trial at a date to be determined in 2010.

DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association - Los Angeles.  On March 20, 2009, DirecTV filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter.  DirecTV seeks indemnity under the November 21, 2003, License and Distribution Agreement and Patent License Agreement between the parties and claims damages plus interest and its arbitration-related attorneys’ fees.  The Company has filed a Response and Counterclaim for breach of contract.   A hearing date has been set for December 7, 2009.

John Burke v. TV Guide Magazine Group, Inc., Open Gate Capital, Rovi Corp., Gemstar-TV Guide International, Inc.  On August 11, 2009, plaintiff filed a purported class action lawsuit claiming that the

Company’s former subsidiary, TV Guide Magazine, breached agreements with its subscribers and violated consumer protection laws with its practice of counting double issues toward the number of issues in a subscription.  On September 10, 2009, the Company filed an answer to the complaint along with a petition to remove the case to federal court.

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

NOTE 15 – SUBSEQUENT EVENTS

In October 2009, the Company made $50 million in voluntary payments on its Term Loan.

Subsequent events have been evaluated up to and including November 5, 2009, which is the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Overview

On July 15, 2009, Macrovision Solutions Corporation changed its name to Rovi Corporation (the “Company”).  Our management and our board of directors believe that the corporate name change better reflects our strategy to power the discovery and enjoyment of digital entertainment.  In executing this strategy, we made several acquisitions and divestitures.  Many of these transactions involved established company or product brands that each carried some market awareness and an association with a specific capability or product.  We believed, and research validated, that none of these acquired brands, nor the Macrovision brand itself, represented the vision and strategy for what the Company has now become.  Based upon consumer, customer and overall market research, Rovi Corporation was selected as our new name.  The name elicited positive connotations on a global basis and generally associated us with exploration and discovery (i.e., “roving”), both of which are broad, forward-looking concepts that are desired by our target markets.  The new visual identity and shorter name better aids us in reaching consumers, which we believe is a critical element in demonstrating the value of our solutions to our target customers in the consumer electronics (“CE”) and service provider (cable, satellite, telecommunications, mobile and internet service providers among others) markets.

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment.  Our offerings include interactive program guides (“IPGs”), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services.  In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.  We group our revenue into the following categories - (i) CE manufacturers, (ii) service providers, and (iii) other.  We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box.  IPG revenues for IPGs included in a set-top box deployed by a service provider where payment was made by the set-top box manufacturer were previously classified in CE manufacturers.  Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. Our management feels this classification is preferable as it allows a better association between service provider revenue and digital households deploying a Company-provided IPG or an IPG deployed under a patent license with the Company.  CE manufacturers deploy such Company products and services as Connected Platform, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, web services, LASSO and Tapestry. Service providers deploy such Company products and services as Passport Echo, Passport DCT, Passport, i-Guide and web services. Other includes our business of licensing our extensive database of descriptive information about television, movie, music and game content and our entertainment company content protection products and services such as ACP, RipGuard, CopyBlock and BD+.

In May 2008, we acquired Gemstar-TV Guide International, Inc. (“Gemstar”) and, in April 2009, we acquired substantially all of the operations of Muze, Inc. (“Muze”).  Our results of operations include the operations of Gemstar and Muze from those dates forward (see Note 2 to the Condensed Consolidated Financial Statements).

In April 2008, we sold our software and games businesses (referred to as “Software” and “Games”, respectively).  In November 2008, we sold our RightCommerce (also known as “eMeta”) business.  In December 2008, we sold our TV Guide Magazine business.  In January 2009, we sold our TVG Network business and, in February 2009, we sold our TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”.  The results of operations and cash flows of Software, Games, eMeta and the Media Properties have been classified as discontinued operations for all periods presented (see Note 3 to the Condensed Consolidated Financial Statements).

Results of Operations

The following tables present our condensed consolidated statements of operations for our continuing operations compared to the prior year (in thousands).

	Three Months Ended
	September 30,		Change
	2009	2008	$	%

Revenues:
Service providers	$57,256	$48,481	8,775	18%
CE manufacturers	44,234	47,699	(3,465)	-7%
Other	13,783	12,346	1,437	12%
Total revenues	115,273	108,526	6,747	6%
Costs and expenses:
Cost of revenues	14,941	14,817	124	1%
Research and development	23,687	20,748	2,939	14%
Selling, general and administrative	34,128	34,790	(662)	-2%
Depreciation	4,573	4,365	208	5%
Amortization	20,635	20,624	11	0%
Total operating expenses	97,964	95,344	2,620	3%

Operating income from continuing operations	17,309	13,182	4,127	31%
Interest expense	(10,266)	(18,256)	7,990	-44%
Interest income and other, net	873	2,397	(1,524)	-64%
Loss on debt redemption	(8,687)	-	(8,687)	NA
Loss from continuing operations before taxes	(771)	(2,677)	1,906	-71%
Income tax expense (benefit)	11,150	(13,889)	25,039	-180%
(Loss) income from continuing operations, net of tax	(11,921)	11,212	(23,133)	-206%
Loss from discontinued operations, net of tax	-	(3,734)	3,734	-100%
Net (loss) income	$(11,921)	$7,478	(19,399)	-259%

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%

Revenues:
Service providers	$168,276	$80,873	87,403	108%
CE manufacturers	138,658	95,467	43,191	45%
Other	38,975	35,535	3,440	10%
Total revenues	345,909	211,875	134,034	63%
Costs and expenses:
Cost of revenues	45,405	31,335	14,070	45%
Research and development	69,720	42,773	26,947	63%
Selling, general and administrative	98,507	80,030	18,477	23%
Depreciation	13,604	8,822	4,782	54%
Amortization	61,297	38,722	22,575	58%
Restructuring and asset impairment charges	53,619	-	53,619	NA
Total operating expenses	342,152	201,682	140,470	70%

Operating income from continuing operations	3,757	10,193	(6,436)	-63%
Interest expense	(41,433)	(35,698)	(5,735)	16%
Interest income and other, net	3,698	10,496	(6,798)	-65%
Loss on debt redemption	(8,687)	-	(8,687)	NA
Gain on sale of strategic investments	-	5,238	(5,238)	-100%
Loss from continuing operations before taxes	(42,665)	(9,771)	(32,894)	337%
Income tax benefit	(23,428)	(17,600)	(5,828)	33%
(Loss) income from continuing operations, net of tax	(19,237)	7,829	(27,066)	-346%
(Loss) income from discontinued operations, net of tax	(36,341)	89,332	(125,673)	-141%
Net (loss) income	$(55,578)	$97,161	(152,739)	-157%

Service Providers Revenue

For the three months ended September 30, 2009, revenue from the sale of our products to service providers increased 18% compared to the same period in the prior year.  This increase was primarily due to new IPG patent licensees in Europe as well as from digital subscriber growth domestically.  We expect revenue from licensing our IPG products and patents to continue to grow in the future from increased international licensing and from continued domestic digital subscriber growth.  For the nine months ended September 30, 2009, revenue from the sale of our products to service providers increased significantly compared to the same period in the prior year.  This was largely due to including revenue from products and patents we obtained in the Gemstar acquisition.

CE Manufacturers Revenue

For the three months ended September 30, 2009, revenue from the sale of our products and licensing of our patents to CE manufacturers decreased by 7% compared to the same period in the prior year. This decrease was primarily due to a decline in VCR Plus+ and ACP revenues, partially offset by an increase in IPG patent revenue.  We expect VCR Plus+ revenues will continue to decline and in the long-term we anticipate ACP revenues will also decline.  We believe, in the future, these declines will be offset by growth in our IPG and other businesses.  For the nine months ended September 30, 2009, revenue from the sale of our products to CE manufacturers increased significantly compared to the same period in the prior year.  This was largely due to including revenue from products and patents we obtained in the Gemstar acquisition.

Other Revenue

Other revenue consists primarily of licensing of our underlying media content/metadata and licensing of our content protection technologies to entertainment companies.  For the three and nine months ended September 30, 2009, Other revenue increased compared to the same periods in the prior year primarily due to increased revenue from our data business, primarily driven by the Muze acquisition.  This increase was partially offset by a decline in our content protection revenues from entertainment studios.

Cost of Revenues

For the three months ended September 30, 2009, cost of revenues was consistent with the same period in the prior year.  For the nine months ended September 30, 2009, cost of revenues increased from the same period in the prior year, primarily due to additional costs associated with products and services acquired in the Gemstar acquisition.

Research and Development

For the three months ended September 30, 2009, research and development expenses increased from the same period in the prior year primarily due to increased headcount and an increase in stock based compensation expense.  For the nine months ended September 30, 2009, research and development expense increased from the same period in the prior year, primarily due to additional research and development activities related to the Gemstar operations.

Selling, General and Administrative

For the three months ended September 30, 2009, selling, general and administrative expenses decreased from the same period in the prior year primarily due to realizing synergies from the Gemstar acquisition, partially offset by an increase in stock based compensation expense. For the nine months ended September 30, 2009, selling, general and administrative expense increased from the same period in the prior year, primarily due to additional costs associated with the Gemstar operations.

Depreciation and amortization

For the nine months ended September 30, 2009, depreciation and amortization increased from the same period in the prior year primarily due to the depreciation of fixed assets and amortization of intangible assets from the Gemstar acquisition.

Restructuring and asset impairment charges

During the second quarter of 2009, we completed extensive consumer research regarding our brands.  This consumer research indicated that the brands acquired by us did not represent the future vision of the Company and did not carry a positive connotation in the market.  We determined these results to be an indicator of potential impairment of our trademark intangible assets.  We determined the fair value of our trademark and intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the second quarter of 2009 (see Note 7 to the Condensed Consolidated Financial Statements).  In addition, during the second quarter of 2009, we recorded $0.9 million in restructuring charges related to the Muze acquisition and $1.6 million in other asset impairment charges.

In conjunction with the disposition of the Media Properties in the first quarter of 2009, our management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  Additionally, during the first quarter of 2009, we reversed the remaining $0.4 million in liabilities related to the Fiscal 2007 Restructuring Plans (see Note 9 to the Condensed Consolidated Financial Statements).

Interest Expense

In August of 2009, we redeemed our $100 million (“11% Senior Notes”) and, during the first nine months of 2009, we made $290 million in principal payments on our Term Loan.  As a result, interest expense for the three months ended September 30, 2009, decreased by 44% compared to the same period in the prior year.  Interest expense for the nine months ended September 30, 2009, increased when compared to the same period in the prior year primarily due to the debt issued to finance the Gemstar acquisition.  Interest expense for the nine months ended September 30, 2009, also included $3.2 million in accelerated amortization of note issuance costs related to the pay down of principal related to the Term Loan in the first nine months of 2009 (see Note 4 to the Condensed Consolidated Financial Statements).

Interest Income and Other, Net

Interest income and other, net decreased from the same periods in the prior year due to lower prevailing interest rates and lower average cash and investment balances.

Loss on Debt Redemption

In connection with the redemption of the 11% Senior Notes, we recorded an $8.7 million loss on debt redemption for the three and nine months ended September 30, 2009.  This loss is comprised of a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the 11% Senior Notes could be retired without a premium, the write-off of $5.6 million in note issuance costs and $0.3 million in fees associated with the note redemption (see Note 4 to the Condensed Consolidated Financial Statements).

Gain on Sale of Strategic Investments

During the first quarter of 2008 we recognized a gain of $5.2 million on the sale of our investment in Digimarc Corporation.

Income Taxes

We recorded an income tax expense of $11.2 million and an income tax benefit of $13.9 million from continuing operations for three months ended September 30, 2009 and 2008, respectively. We recorded an income tax benefit of $23.4 million and $17.6 million from continuing operations for nine months ended September 30, 2009 and 2008, respectively.  Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings. During the three months ended September 30, 2009, we revised our estimate of 2009 foreign reinvested earnings.  As our projected pre-tax GAAP loss is relatively small, permanent book-to-tax differences, such as the foreign rate differential, have a significant impact on our annual effective tax rate.  The result of these revisions was an income tax expense for the three months ended September 30, 2009, which included the amount required to reflect the appropriate income tax benefit for the nine months ended September 30, 2009, based upon the revised full-year forecast. The tax expense for the three months ended September 30, 2009, also includes a discrete tax benefit of $3.0 million resulting from the pre-tax loss on debt redemption of $8.7 million recorded in the same reporting period.  The income tax benefit for the nine months ended September 30, 2009, also includes a discrete tax benefit of $1.9 million resulting from the enactment of a California tax law change during the first quarter which reduced the balance of deferred tax liabilities expected to be paid in 2011 and years thereafter.

Discontinued Operations

Loss from discontinued operations for the nine months ended September 30, 2009, is primarily due to income tax expense recorded for the sale of TVG Network, TV Guide Network and TV Guide Online.

Income from discontinued operations for the nine months ended September 30, 2008, is primarily due to the gain on sale recorded when we sold our Software business.

Costs and Expenses

Cost of revenues consists primarily of service costs, patent prosecution, patent maintenance and patent litigation costs.  Research and development expenses are comprised primarily of employee compensation and benefits, consulting costs, a 49% share of the Guideworks LLC joint venture and an allocation of overhead and facilities costs.  The 49% share of the Guideworks LLC joint venture is accounted for as an operating expense.  Selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs.  General and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.

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

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2009, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

Operations are financed primarily from cash generated by operations. Continuing operating activities provided net cash of $82.6 million and $18.8 million in the nine months ended September 30, 2009 and 2008, respectively.  Cash provided by operating activities increased from the prior period primarily due to the Gemstar acquisition.  The availability of cash generated by operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in our Annual Report on Form 10-K.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2009, was $220.3 million and included $266.2 million in cash received from the sale of the Media Properties, partially offset by $36.8 million of proceeds being classified as restricted cash (see below), $13.4 million in capital expenditures and $24.0 million used to acquire Muze and a music metadata distribution business in the Asia Pacific region.  Included in the 2008 investing activities were $910.7 million in cash used for Gemstar acquisition and $195.1 million in cash received from the sale of Software and Games. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $15 million and $20 million for the full year in 2009.

Net cash used in financing activities from continuing operations was $364.9 million for the nine months ended September 30, 2009, primarily due to us making $390.0 million in debt payments.  Included in the 2008 financing activities was $615.5 million in proceeds from the issuance of debt, net of issuance costs, which was used to fund the Gemstar acquisition.

Included on our balance sheet at September 30, 2009, is $36.8 million in restricted cash.  As part of the sale of TV Guide Network and TV Guide Online, we deposited this cash in an escrow account in the event the buyer has an indemnifiable claim.  The cash remaining in the escrow account will be released to us in May 2010.

In connection with the Gemstar acquisition, we entered into and fully drew-down the $550 million Term Loan. As of September 30, 2009, $257.2 million was outstanding.  In October 2009, we made $50 million in voluntary payments on the Term Loan reducing the balance to $207.2 million as of October 31, 2009.  The Term Loan is guaranteed by our domestic subsidiaries, and the assets and shares of our domestic subsidiaries are pledged as collateral against the Term Loan. We are required to use the proceeds from asset sales of $75 million or more to pay down the Term Loan; proceeds from assets sales of less than $75 million may be retained for investment in fixed or capital assets.  Beginning in 2010, the Company is required to make a payment on the Term Loan each February.  This payment is a percentage, as calculated per the Term Loan agreement, of the prior years Excess Cash Flow, as defined in the Term Loan agreement.

We may elect to pay interest on the Term Loan at a rate of (i) Libor plus 3.75%, with a Libor floor of 3.5% or (ii) the Term Loan administrative agent’s prime rate plus 2.75%. The Term Loan includes customary covenants, including total leverage ratio limits, fixed charge coverage minimums and restrictions on additional debt incurrence and dividend payments among others. As of September 30, 2009, we were in compliance with the Term Loan debt covenants.

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

In connection with the Gemstar acquisition we issued $100 million of 11% Senior Notes due 2013.  On August 5, 2009, the Company fully redeemed the 11% Senior Notes at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the 11% Senior Notes could be retired without a premium.

In August 2006, we issued $240.0 million in Convertible Notes which may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).

Prior to June 15, 2011, holders may convert their Convertible Notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011, until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their Convertible Notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.

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

In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allows us to purchase up to $60.0 million of our common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  On May 5, 2008, our Board of Directors reconfirmed this stock purchase program. During the fourth quarter of 2008, we repurchased 2.3 million shares of common stock for approximately $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 30, 2009, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million.

As of September 30, 2009, we had $138.6 million in cash and cash equivalents, $107.3 million in short-term investments, $27.9 million in long-term marketable securities and $36.8 million in restricted cash.

 Included in short-term investments and long-term marketable securities are auction rate securities with a fair value of $67.6 million and par value of $75.1 million. Our auction rate securities portfolio is solely comprised of AAA rated federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. Included in the above are auction rate securities acquired through UBS AG with a par value of $62.4 million. In December 2008, we entered into an agreement with UBS AG which provides (i) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010, through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012.  During the three months ended September 30, 2009, UBS repurchased $4.3 million of these auction rate securities at par.

We believe that based upon our cash and cash equivalent and short-term investment balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Discontinued Operations

The collective results from all discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue:
Software	$-	$-	$-	$27,503
Games	-	-	-	1,633
eMeta	-	1,712	-	5,624
TV Guide Magazine	-	30,859	-	50,636
TV Guide Network / TV Guide Online	-	33,061	18,363	54,726
TVG Network	-	15,584	4,562	24,418

Pre-tax (loss) income:
Software	$-	$(322)	$-	$(7,187)
Games	-	-	-	(2,551)
eMeta	-	(7,487)	-	(11,032)
TV Guide Magazine	-	(4,851)	-	(6,522)
TV Guide Network/TV Guide Online	-	3,074	1,825	5,292
TVG Network	-	1,062	(694)	(11)
Pre-tax (loss) gain on disposal of business units	-	-	(3,661)	151,284
Income tax benefit (expense)	-	4,790	(33,811)	(39,941)
(Loss) income from discontinued operations, net of tax	$-	$(3,734)	$(36,341)	$89,332

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

TV Guide Network and TV Guide Online generated revenue primarily from advertising and carriage fees. The sale of our TV Guide Network and TV Guide Online businesses closed in February 2009.

Impact of Recently Issued Accounting Standards

See Notes 4, 5, 10 and 12 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments.  Changes in these factors may cause fluctuations in our earnings and cash flows.  We evaluate and manage the exposure to these market risks as follows:

 Fixed Income Investments:  We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $272.3 million as of September 30, 2009.  Most of these securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At September 30, 2009, the fair value of our auction rate securities portfolio totaled approximately $67.6 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers.  This limits the short-term liquidity of these securities. Included in the aforementioned securities are auction rate securities acquired through UBS AG with a par value of $62.4 million. In December 2008, we entered into an agreement with UBS AG which provides (i) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012.  During the three months ended September 30, 2009, UBS AG repurchased $4.3 million of these auction rate securities at par. In addition, the credit ratings of these investments may deteriorate and as a result the fair value of these auction rate securities may decline and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.  We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in a $0.1 million decrease in the fair value of our fixed income available-for-sale securities as of September 30, 2009.

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

Term Loan.  On May 2, 2008, in connection with its acquisition of Gemstar, the Company and Macrovision Corporation, as co-obligors, entered into the Term Loan facility and drew down $550 million. In the event (i) the Company’s leverage ratio is greater than 2.5 to 1.0, (ii) more than $50 million in aggregate principal amount of the Convertible Notes due 2011 is still outstanding, and (iii) the scheduled maturity of the Convertible Notes due 2011 is more than 181 days in the future, then the Term Loan will become due on that 182nd day prior to the Convertible Notes maturity date.  We may elect to pay interest on the Term Loan at a rate of (i) Libor plus 3.75%, with a Libor floor of 3.5% or (ii) the Term Loan administrative agent’s prime rate plus 2.75%.  As of September 30, 2009, $257.2 million was outstanding under the Term Loan.  In October 2009, we made $50 million in voluntary payments on the Term Loan reducing the balance to $207.2 million as of October 31, 2009.

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

Changes in Internal Controls over Financial Reporting.    During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of the Company and its subsidiaries.

Indemnifications

DirecTV, Inc. v. Finisar Corporation.  In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012.  The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court's construction of certain terms of the patent was too broad, vacated the jury's verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury's finding that DirecTV's infringement was willful.  The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid.  The Company has not established a reserve with respect to this matter in its consolidated financial statements.

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

DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association - Los Angeles.  On March 20, 2009, DirecTV filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter.  DirecTV seeks indemnity under the November 21, 2003, License and Distribution Agreement and Patent License Agreement between the parties and claims damages plus interest and its arbitration-related attorneys’ fees.  The Company has filed a Response and Counterclaim for breach of contract.   A hearing date has been set for December 7, 2009.

John Burke v. TV Guide Magazine Group, Inc., Open Gate Capital, Rovi Corp., Gemstar-TV Guide International, Inc.  On August 11, 2009, plaintiff filed a purported class action lawsuit claiming that the Company’s former subsidiary, TV Guide Magazine, breached agreements with its subscribers and violated consumer protection laws with its practice of counting double issues toward the number of issues in a subscription.  On September 10, 2009, the Company filed an answer to the complaint along with a petition to remove the case to federal court.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Rovi Corporation held its Annual Meeting of Stockholders (the “Annual Meeting”) on July 15, 2009.  A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Each of the seven directors nominated were elected for a term of one year by the vote set forth below:

	Votes
	For	Withheld
Alfred J. Amoroso	92,543,685	788,213
Andrew K. Ludwick	92,554,871	777,027
Alan L. Earhart	92,492,119	839,779
Robert J. Majteles	84,595,459	8,736,439
James E. Meyer	85,552,229	7,779,669
James P. O’Shaughnessy	85,236,434	8,095,464
Ruthann Quindlen	85,247,358	8,084,540

The stockholders approved the amendment of the Company’s certificate of incorporation to change the corporate name of the company to Rovi Corporation by the vote set forth below:

Votes For	Votes Against	Abstentions
92,218,112	1,008,806	104,979

The stockholders also ratified the Company’s appointment of Ernst & Young, LLP as  the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, by the vote set forth below:

Votes For	Votes Against	Abstentions
93,230,829	59,234	41,834

Item 5.  Other Information

None.

        Item 6. Exhibits
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.02	Amendment No. 1 dated August 4, 2009, to the Credit Agreement dated as of May 2, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Guarantors party thereto, the Lenders party thereto, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A.	8-K	8/6/09	10.1

10.6	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (U.S.) pursuant to Rovi Corporation’s 2008 Equity Incentive Plan				X

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date: November 5, 2009	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer :

Date: November 5, 2009	By:	/s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date: November 5, 2009	By:	/s/ Peter Halt
Peter Halt
Chief Accounting Officer