Form 10-K
period 2009-12-31
Rovi Corp
filed 2010-02-12
CIK 1424454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(Zip Code)

Registrant’s telephone number, including area code:

(408) 562-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☑     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.2 billion as of June 30, 2009, based upon the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on February 2, 2010, was 104,187,970 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

Discussions of some of the matters contained in this Annual Report on Form 10-K for Rovi Corporation (the “Company,” “we” or “us”) may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. Some of these discussions are contained under the captions “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.

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

Overview

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment. Our offerings include interactive program guides (“IPGs”); embedded licensing technologies (such as recommendations and search capability); standards based media connectivity middleware; media recognition technologies; licensing of our extensive database of descriptive information about television, movie, music, books, and game content; and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.

In May 2008, we acquired Gemstar-TV Guide International, Inc. (“Gemstar”) and, in April 2009, we acquired substantially all of the operations of Muze, Inc. (“Muze”). Our results of operations include the operations of Gemstar and Muze from those dates forward.

In April 2008, we sold our software and games businesses (referred to as “Software” and “Games”, respectively). In November 2008, we sold our RightCommerce (also known as “eMeta”) business. In December 2008, we sold our TV Guide Magazine business. In January 2009, we sold our TVG Network business and, in February 2009, we sold our TV Guide Network and TV Guide Online businesses. Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”. The results of operations and cash flows of Software, Games, eMeta and the Media Properties have been classified as discontinued operations for all periods presented.

Industry Background

The entertainment media market is experiencing a major transformation from analog to digital content. The design, distribution, protection and consumption of all forms of digital content continues to experience an unprecedented amount of change. The expansion of network bandwidth, increased availability of devices that allow people to enjoy digital content, availability of digital content, and increased mobility are all helping to accelerate the market shift. As part of this change, consumers are demanding high-quality digital content in many formats and places. Users are also seeking flexible means by which to legally acquire and add content to their digital libraries permanently or for a period of time and want to be able to enjoy that content in numerous locations on different devices. They want to easily discover and access content (movies, music, photos, and programming) and enjoy it where they want and when they want.

No matter what content consumers desire or are enjoying, video content remains key. New devices and services are continually being created that bring video content to consumers. Consumers are in an upgrade cycle investing in high end HDTV’s that maximize video enjoyment. These devices require the ability to provide information identifying what is available to the viewer in broadcast television (TV listings), stored or packaged video, and video on demand (“VOD”). We refer to providing this information as “guidance”. Guidance becomes more complex as more sources of entertainment become available to consumers. Beyond existing pay TV options, consumers can now download or stream Internet-based content to their media devices, accessed via several different business models. In addition, the current home media device infrastructure is very complex. Setting up such an environment requires integrating numerous devices, a deep understanding of the interoperability of media formats and creation of mechanisms for managing and enjoying content. The alternative is to purchase products from a single vendor and sacrifice the ability to integrate all types of media into many devices or have many devices operating in silos, significantly limiting the mobility and flexibility that consumers desire.

These changes are impacting every part of the entertainment supply chain, from content producers, to distribution channels and consumption device manufacturers, causing them each to reevaluate their business models, as well as introducing new competitors at each phase of the supply chain.

In the case of content producers, the industry shift to digital media, PC-based entertainment platforms, digital portable devices, networked devices, and Internet downloads threatens current revenue models built on tightly controlled distribution “windows” that leaves content producers vulnerable to unauthorized use of their content. Inexpensive, easy-to-use in-home copying devices, such as DVD recorders, and PC-based hard drive recorders, enable consumers to make unauthorized copies of video, audio and software content. Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy and Internet/peer-to-peer (P2P) piracy. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable television and program distributors have become more concerned with how to protect their intellectual property, make it available to consumers in the manner they wish to receive it, and maintain their distribution windows.

Distribution channels, such as cable and satellite operators, web portals and retailers, and others are all seeking ways to best retain their competitive advantage in a digital entertainment world. They are requiring highly customizable solutions that aid the consumer experience, such as additional data about the entertainment content, while still allowing the distribution channel to retain its unique identity. They are also seeking to increase their interaction with a consumer and create new revenue opportunities. This requires substantial investment in technology infrastructure to augment their current businesses. Additionally, content producers are exploring new forms of distribution to protect or advance their position in the distribution window chain, which includes experimenting with direct to consumer models and new forms of content licensing, such as exclusive downloads, subscription to a studio’s portfolio, or making a streamed or downloaded movie available for purchase simultaneous with the home video distribution window. All of this results in increased competition for distributors, leading to their need to create unique distribution arrangements and to integrate with many partners to reach consumers.

The markets for consumer electronics (“CE”) manufacturers are also in major flux. Consumers are demanding capabilities to interact with broad ranges of media, not just viewing content that is broadcast to the device. Increased functionality requires extensive software to be embedded into these devices, which is not a core competency for CE manufacturers. CE manufacturers also desire an ongoing revenue relationship with their customer, not just to sell them a new device every few years. This leads to a demand for add-on services or advertising that allow the CE manufacturer to profit from the on-going distribution or maintenance of entertainment content.

As traditional media changes, the opportunities for advertisers evolve as well. Currently advertisers spend more heavily on television commercials than any other form of advertising. As television viewership becomes more fragmented, advertisers have sought new ways to reach consumers. Additionally, the growth of web advertising has increased the criteria advertisers use to evaluate successful advertising, adding metrics such as personalization and guaranteed views.

Rovi’s Markets

We sell our products into the following market verticals (i) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), (ii) CE manufacturers, and (iii) other.

Service Providers

IPGs

An IPG is an interactive listing of television or video program information that enables viewers to navigate through, sort, select and schedule video programming for viewing and recording. We believe that interactive video guidance technology is a necessary tool for television viewers bombarded with an increasing amount of available content and an increasing number of digital cable and satellite television channels, VOD services, and Internet download services. The IPG is evolving from a guide to television to a guide for all the digital content that users have access to in the home or available to them on their TV, including programming delivered over the Internet.

Our service provider licensees either deploy IPGs provided by the Company or, pursuant to an IPG patent license, their own IPG or a third party IPG. For service providers that deploy one of our IPGs, we also offer operational support, content, professional services and data. Our IPGs allow service providers to customize certain elements of the IPGs for their subscribers and also allow these providers to upgrade, over time, the features and services they can offer to their subscribers. Our service provider IPGs are compatible with service providers’ subscription management, pay-per-view (“PPV”) and VOD services. Our IPGs allow service providers to provide their viewers with current and future program information. We currently offer IPGs marketed to service providers under the i-Guide, Passport, Passport Echo, Passport DCT and Passport tru2way brands. In addition, in response to interest from service providers, we are currently investing in developing a TotalGuide solution for service providers (See Consumer Electronics – IPGs below).

The majority of our service provider IPGs also feature advertising. We sell advertisers, often broadcasters, or their agencies the opportunity to promote their products via ads inserted in our guides. We offer packages to advertisers to provide them nationwide or targeted advertising on a guide for a period of time. Advertisers place ads through a variety of display formats incorporated into the guide screens. Depending on the IPG deployed, advertisements can display additional text information or video when clicked on via the remote control. Our most recent guides even allow an ad for a specific television program to link directly to the TV channel it is on or allow consumers to program a recording or a reminder from the ad. Advertisers can target specific audiences by airing ads at certain times of the day or in specific geographies.

To demonstrate the value of this advertising, we began measuring usage and ad views by consumers for certain service provider guides deployed in the United States (a click stream analysis) in late 2008. We believe this information may enable us to increase our revenue from advertising by offering the advertiser evidence of the reach of a given ad or time slot. Service providers who have a patent license from us are not required to provide advertising in their IPG. However, our agreements with domestic service providers generally require the sharing of advertising revenue if IPG advertising is provided.

Service providers generally pay us a monthly per subscriber fee. Service providers in the Online space generally pay us a fee based on unique users. We have also entered into agreements with certain licensees that enable them to provide an IPG to an unlimited number of subscribers or unique users, provided they pay us a specified flat fee. We also include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. We generally do not receive a license fee from manufacturers for set-top boxes deployed by a cable or satellite provider, where that provider has also licensed our IPG technology.

Our service provider customers include British Sky Broadcasting Group, Canal+, Charter, Comcast Corporation (“Comcast”), Cox Communications, DirecTV, EchoStar Communications, Foxtel, MegaCable, Sky Deutschland, Sky Italia, Shaw Communications, Time Warner Cable, UPC, Verizon, Yahoo! and others. We also have license agreements with third party IPG providers such as Motorola, NDS, Scientific-Atlanta and others. The majority of subscribers for which we are paid a license fee are receiving an IPG pursuant to a patent license between us and the service provider or third party IPG provider. As of December 31, 2009 approximately 115 million subscribers worldwide are receiving a licensed or Rovi provided IPG, including 34 million internationally.

The Company and Comcast have a joint venture, Guideworks LLC (“Guideworks”), to develop i-Guide IPGs for the U.S. cable industry. We own 49% of the joint venture and Comcast owns 51%, with Comcast serving as the managing member. Comcast has the right to use the joint development products in connection with products and services Comcast offers across its digital subscriber base. We have the exclusive right to distribute the i-Guide to other multi-channel video service providers. We are currently in discussions with Comcast to end the Guideworks joint venture. We believe having control of our IPG development will allow us to reduce overall IPG development costs.

Content Protection

Digital PPV/VOD services enable consumers to purchase and view movies and other programming in their homes through cable, satellite or Internet-based delivery systems. As entertainment content producers explore the idea of simultaneous or more closely staged theatrical, DVD, and/or PPV/VOD release of content, studios have realized the importance of content security in digital PPV/VOD networks because high-quality VHS and DVD copies can be made from the source analog video signal. Many digital PPV/VOD system operators have implemented our content security capability in their digital set-top boxes. Our solutions allow content owners to copy protect their PPV/VOD movies, while at the same time allowing consumers to store, move or share content, as long as it is done within the parameters defined by copyright owners. For additional details on ACP technology see “Content Protection” in the “Other” section below.

Cable and satellite television system operators pay us a one-time license fee and/or transaction-based royalty payments (i) for the right to incorporate our video content security technology into their networks for PPV or VOD services and (ii) when content security for digital PPV or VOD programming is activated by them and content protected programs are purchased by subscribers.

Consumer Electronics

IPGs

We currently offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan, the GUIDE Plus+ brand in Europe and the TV Guide On Screen brand in North America. These IPGs are generally incorporated into mid-to high-end plasma, DLP and LCD televisions and Blu-ray or DVD hard drive recorder based products. Our IPGs generally deliver continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs.

Our CE IPG products also feature advertising. Some of our CE IPG product agreements require that we share a portion of this IPG advertising revenue with the CE manufacturer. CE manufacturers who have a patent license from us are not required to provide advertising in their IPG.

Our CE IPG licensees include devices distributed under the Hitachi, LG, Panasonic, Mitsubishi, Philips, Pioneer, Samsung, Sharp, Sony, Vizio and other brands. Generally, our agreements enable our licensees to incorporate our CE IPG technology or utilize our CE IPG patents in specified products in certain territories provided we receive license fees based on the number of units produced and shipped that incorporate our technology or utilize our patents. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units, provided they pay us a specified flat fee.

In the second quarter of 2010 the Company plans to launch a new IPG which will be marketed under the TotalGuide brand in North America and Europe. TotalGuide is the Company’s next generation guide, expanding guidance and available content beyond a traditional IPG. We believe TotalGuide will allow CE manufacturers to increase customer satisfaction by offering simple and intuitive access to multiple content types: broadcast, premium, Internet-based and personal. In addition, TotalGuide enhances the consumer experience through the TV guide database, extended multimedia and increased personalization options. With search and recommendations technologies, TotalGuide guides consumers to find favorites and discover new content. CE manufacturers can elect to deploy a full TotalGuide consisting of the broadcast, broadband and personal guides, or deploy selected components implemented via a professional services agreement. An important element of TotalGuide is its ability to not only provide guidance to Internet-based content, but to also allow the consumer to view the Internet-based content they find. To facilitate this activity, the Company has relationships with on-line content distributors, such as Blockbuster, Showtime, Rhapsody and ZillionTV, to make their content available via TotalGuide. Their content is then integrated with our database so that a consumer can search and access the media that content partner makes available (for free, purchase or rental). Whether these relationships provide us with revenue depends on the content distributor as well as the Company’s agreement with CE manufacturers who then must determine which content distributor’s services they desire to have integrated into their devices.

TotalGuide will also provide increased advertising options for both program promoters and conventional advertisers. Advertisements within TotalGuide will be selectable, allowing a more interactive experience, including commerce. Banner advertisements can be clicked on and a consumer can then access trailers, special offers and social media. TotalGuide will also offer new forms of in-grid advertising which can be inserted into the grid either in a row or into a cell. Once selected an interactive experience can be triggered.

In Japan, Interactive Program Guide Inc. (“IPG JV”) is our joint venture with Dentsu Inc. and Tokyo News Service Limited is the exclusive provider of program listings and advertising for our IPGs marketed under the G-Guide name. We own 46% of the IPG JV and have certain contractual rights with respect to the ongoing management of the IPG JV. We also retain the right to license our technology and intellectual property to third parties in Japan who will receive program listings and advertising from the IPG JV, and we retain all rights to the revenue from such licenses. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-Guide service.

Content Protection

Our analog video content security, commercially known as ACP, has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. CE devices need to protect content in order to prevent playback devices from being used to illegally copy a video. Nearly every DVD player, DVD recorder, DVD drive and PC manufactured contains software and/or hardware technology licensed by us to ensure that ACP-secured DVDs are properly recognized and thus secured. For additional details on ACP technology see “Content Protection” in the “Other” section below.

We sell directly to CE manufacturers as well as semiconductor companies that supply the CE manufacturers. Semiconductor companies that incorporate our digital pay-per-view (PPV), VOD and DVD content security solutions into their semiconductor chips pay us a one-time service fee to verify correct implementation of our content security technology in their digital-to-analog application-specific integrated circuits (“ASICs”) that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Rovi-capable ASICs to Rovi-licensed DVD hardware manufacturers and to Rovi-licensed digital set-top box and DVR manufacturers.

CE device manufacturers license our technology for an up-front fee and annual license fee, as well as per-device fee for shipped devices. Digital set-top box and DVR manufacturers license our video content security solutions typically for an up-front fee and a per-unit royalty, a portion of which may be tied to product activation by system operators. We have also entered into agreements with a number of CE manufacturers in which they paid us a one-time fee for a perpetual license to our technology.

Our CE content protection customers sell set-top boxes and hardware under the Scientific Atlanta, Fujitsu Limited, Mitsubishi Electronics, Motorola, Pace, Panasonic, Pioneer Electronics, Samsung Electronics, Sharp, Sony Electronics, TiVo, Toshiba and other brands.

Connected Platform

Connected Platform is a standards-compliant software solution embedded in consumer electronics and networking equipment designed to allow consumers to access content such as photos, music, and movies stored remotely on any of their connected devices. The Connected Platform complies with the Digital Living Network Alliance (DLNA) and Universal Plug and Play (UPnP) Forum standards. It is sold to CE manufacturers and is comprised of several different components: Digital Media Server (DMS) software, Digital Media Adapter (DMA) software, and Digital Media Player (DMP) software, each sold as a software development kit (SDK). The SDK is used by developers to build digital home products on top of our software foundation for networked digital media devices. They are able to integrate the SDK into their devices to quickly create custom digital media solutions. The DMA software is built with the SDK and can be installed on PCs, DVRs, network-attached storage devices, or even mobile phones to allow users to stream digital media files from their personal home network or via the Internet. The DMP and DMA software, built with the SDK, enables original equipment manufacturers and original design manufacturers to ship standards-based connected entertainment products that allow consumers to enjoy their personal media, such as music, photos, and video files—on a wide variety of player products. Additionally, the Company provides add-on services that support the Connected Platform, such as the Software Update Service, which enables digital home entertainment products to be configured for automated software updates.

Our Connected Platform customers currently include Buffalo, Pace, Scientific-Atlanta, Samsung and others.

Media Recognition

Our LASSO media recognition solution is embedded in a CE device (including automobiles) or service that reads media and associates it with the correct data from our data solutions database (such as title, artist, tracks). The data look-up is accomplished either via a remote call to the infrastructure we operate or to a database we provide to embed on the device. The recognition is accomplished via either a table of contents review (for instance, read the table of contents of a CD) or taking a fingerprint of the media (for instance, identify wave formats of the media) and matching it to our database. The recognition technology is sold in conjunction with supporting data services. CE manufacturers typically pay us per device royalties for each device within which our media recognition data services are implemented.

Media Manager

The Rovi Media Manager is a product which will be sold as a companion to LASSO or Connected Platform creating a solution targeting CE manufacturers. It is a PC application enabling consumers to manage personal media they have stored throughout their home including music, photos and video files. It is integrated with

LASSO enabling a consumer to identify and tag any media they may have on their home storage. It is integrated with Connected Platform allowing consumers to move media between devices. The Media Manager is an incremental cost to LASSO and/or Connected Platform and will be sold on a per unit basis.

VCR Plus+

Our VCR Plus+ (ShowView/Video Plus+ in Europe and G-Code in Asia) technology is an industry standard for setting the recording of television programming on VCRs and has been adopted by most major consumer electronics manufacturers. VCR Plus+ is offered internationally in over 20 countries. It is incorporated into VCRs and certain low priced DVRs and DVD recorders and enables consumers to record a television program by simply using a proprietary one to eight-digit PlusCode number. Revenues related to our VCR Plus+ business have been steadily declining as manufacturers chose to incorporate more advanced forms of guidance, such as an IPG, in their digital products. PlusCode numbers are generated through a patented process developed by us and are printed next to television listings in newspapers and program guides worldwide.

Other

Other includes our data solutions business and our business of licensing our content protection products and services to entertainment companies.

Data Solutions

We offer music, television, movie, book, and video game metadata. In addition, we catalog information on celebrities, awards, sports, and other data necessary to provide a robust set of metadata. Our television guidance information database includes unique data on more than 2.5 million TV programs, 400,000 movies, and searchable data on almost every TV show produced since 1960. Our database also has information on approximately 1.8 million music albums, 16 million tracks, 7.5 million books and 62,000 video games. Our data services are operated with systematic processes that are designed to ensure completeness and quality of the data as well as linking the relationships among the data elements. The data services are broken into levels of data: basic data (such as artist, album), navigational data (such as relationships between actor and other movies or television series), and editorial data (such as actor biographies, television, movie or music reviews).

Besides licensing the data to web properties or embedding the data in CE devices, the databases are also available via our web sites, specifically allmusic.com, allmovie.com, and allgame.com. Each is a complete view of the database, but not exportable for commercial use by others and is an advertising-supported business.

Web properties typically pay us a monthly or annual fee for the rights to use the metadata, receive regular updates and integrate it into their own service. Our music, movie and video game metadata customers include Amazon, Apple, Best Buy, Barnes and Noble, Comcast, Ebay, MTV Networks and others.

We provide resources for all types of media and businesses in print, on-screen and online formats—as well as through interactive and electronic program guides. Additionally, the data covers multiple geographies including the US, Latin America, and major Western European countries. We license a number of data and service offerings, including schedules, listings, TV supplements, and Web services. Our data can be sold stand alone or as a complement to an IPG.

Content Protection

Motion pictures typically generate significant revenue from the sales of packaged media, primarily DVDs. Any household that owns a DVD-R, personal video recorder (“PVR”), PC, or a media center, is capable of making unauthorized, high-quality digital and analog copies unless that content is properly copy protected against this variety of threats. As new distribution models evolve, including portability of video across devices, Internet and other electronic distribution and the developing PC-based home theater experience, solutions that protect the DVD from unauthorized copying are critical to preserving motion picture studio revenues.

As discussed above, our ACP technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital pay-per-view or video-on-demand programs via cable or satellite, but deter unauthorized consumer copying of such programming on recordable DVD devices. Motion Picture Association of America (“MPAA”) and independent studios can use our video content security technology to protect movie releases on videocassette or DVD. For the protection to work, ACP must be present on both the media (physical or digital) and the hardware device.

Studios are also releasing programming in the Blu-ray high definition DVD format (“Blu-ray”). Blu-ray includes a high level of protection implemented via BD+ technology. For a device to be certified as Blu-ray enabled, it must have BD+ technology embedded within it and MPAA studios can license BD+ to take advantage of that embedded protection. BD+ is designed to be self-renewing, therefore inhibiting rippers from being able to create unauthorized copies of the DVD. It is applied to the DVD at the time of manufacturing and interacts with elements of BD+ embedded in the Blu-ray player through the entire playback of the movie to ensure that it is an authorized copy. This sophisticated protection increases the security of a Blu-ray DVD and is designed to result in a longer protection period for a title.

We sell directly to MPAA and independent studios. Content owners utilize our solutions to secure their content and thus ensure that the end customer pays them for the use of their content. Studios generally pay us an annual license fee to use our ACP technology and generally pay us a per disc fee to license our BD+ technology.

Our content security technology customers included the following companies: Buena Vista Home Video, Paramount Pictures, Twentieth Century Fox Home Entertainment and others.

Rovi’s Growth Strategy

Build Upon Key Customer Relationships. We maintain relationships with customers in various industry and market segments, including:

•	CE manufacturers of digital television, Blu-ray and standard DVD players, CD and DVD drives, PVRs, network attached storage devices (NAS) and digital set-top boxes and other types of devices

•	Service providers such as the leading cable and satellite television system operators and telecommunications operators

•	Large online retailers, music services, advertisers and portal websites

•	Video content providers such as the MPAA and independent movie studios

We intend to grow our business by capitalizing on existing customer relationships and creating new ones. We will target existing customers and seek to expand the technologies we provide them, both now and in the future. Specifically, we will target existing IPG patent licensees and seek to sell them our IPG product. We believe TotalGuide as well as other of our products are the types of products that makes this feasible. We also believe that as the TotalGuide installed base increases, we can substantially grow our advertising revenue. Additionally, we will focus on non-customer companies seeking to capture a portion of the digital entertainment opportunity. We believe our compelling solutions will help us create new customer relationships.

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

Expand and Protect Patent Position. We have built, and continue to add to, a large patent portfolio that helps differentiate our products. We believe that our future success will depend on our ability to continue to introduce proprietary solutions for IPGs, connected devices and data. We have patented many of these proprietary solutions, and our patents underpin our strong competitive position and financial model. We also have acquired patents from others. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively.

Continue to Make Strategic Acquisitions. We may continue to expand our technology portfolio and extend our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose technologies or proprietary rights complement our technologies.

Copyrights, Trademarks, and Tradenames

We own or have rights to various copyrights, trademarks and trade names used in our business. For our continuing business units, these include, but are not limited to, Rovi®, All Game Guide®, All Music Guide®, AMG®, AMG All-Game Guide®, AMG All-Media Guide®, AMG All-Movie Guide®, AMG Sonicguide®, Explore Movies®, Explore Music®, Lasso™, M1 Mediabolic®, Music Map™, RipGuard®, Tapestry™, TV Guide On Screen, (GUIDE Plus+ in Europe and G-GUIDE in Asia), Passport, VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, and Gemstar.

Research and Development

Our internal research and development efforts are focused on developing enhancements to existing products and new applications for our current technologies. We have acquired other companies and technologies to supplement our research and development expenditures.

Our primary locations for product development are in Santa Clara/San Francisco (California), Burbank (California), Ann Arbor (Michigan), Radnor (Pennsylvania) and Hong Kong (China).

Operations and Technical Support

We have technical support and certification operations to support our entertainment, CE and system operator products.

We provide a variety of technical support to our customers:

•	We provide post-sales training, technical support, and integration services to service provider licensees of our IPG applications software as part of their service offerings.

•

We provide post-sales professional services and technical support, training, integration, non-recurring engineering and software development services to CE, set-top box and NAS manufacturers incorporating the Connected Platform in their products.

•	We provide pre- and post-sales professional services and technical support to companies incorporating our media recognition data services or media recognition into their products.

•

We support the efforts of television, PVR, and DVD hardware manufacturers, digital PPV/VOD system operators and PPV/VOD set-top box manufacturers to design hardware that properly incorporates and is compatible with our video content security solutions or that meet the Blu-ray standards that require incorporation of our BD+ technology.

•

We provide broadcast data delivery of television line-up data and advertising to TVs and set-top boxes enabled with our IPGs in North America, major European markets and Japan. This service provides the data that populates the guides with the listings and advertising necessary to make the IPG useful to a consumer. In addition, we deliver, via the Internet or satellite, similar line-up and advertising data to cable and satellite providers in North America.

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

As of December 31, 2009, we hold 479 U.S. patents and have 675 U.S. patent applications pending. We also have 2,220 foreign patents issued and 1,064 foreign patent applications pending. Each of our U.S issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as June 2027.

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

A common competitor we encounter is a customer who chooses to build its own IPG and license our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have products ready to be implemented and already have data distribution infrastructure and content as well as integration to third party services (such as VOD services for service providers). We intend to build differentiation by integrating our products into a suite of products and services to provide solutions for our customers. We believe our solutions can speed our customers’ time to market, be deployed at a lower cost than internally built products, and are superior to “do-it-yourself” products.

We have begun to see activity from web properties, such as Yahoo and Google, entering the CE market, namely embedded in TVs in North America. While we today are working with them cooperatively, such web properties could offer competitive functionality in the future.

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

Content Security Technology

Our video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by VHS VCRs, DVD recorders, and hard drive recorders. Currently, our video content security technology is embedded in nearly all DVD players and most digital set-top boxes worldwide. While it is possible that a competitive video content security technology could be developed and deployed, we believe it would take years for the competitive technology to be accepted by hardware manufacturers and embedded into the consumer electronic devices. Given the time this would take, it is unlikely any other analog content security technology would displace our content security infrastructure and our extensive video content security “ecosystem.” The greatest competitive threat to our content security technology is content providers choosing not to copy protect their content.

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

The two forms of approved copy protection adopted by the Blu-ray Disc Association specification are AACS and BD+. AACS is required on all discs and we believe that BD+ is a stronger and more attractive copy protection option for studios. The success of BD+ will be driven by whether the MPAA studios choose to apply it.

VCR Plus+ System

We are not aware of any product or service other than the VCR Plus+ system that allows the user to program a VCR or low-end DVD recorder by entering a numerical code. However, several products and services on the market offer other simplified programming functions and thus compete with the VCR Plus+ system. Such products and services include on-screen program guides incorporating point-and-click recording capability, such as our CE IPG and third party IPGs. In addition, some products, such as DVRs, permit consumers to record programs directly from air, cable or satellite for later viewing through the use of memory chips and hard disk drives contained in the devices or through remote record capability from an individuals computer.

Data Services

In the database and data services area, we compete with other providers of entertainment-related content data such as Tribune Media Services, Internet Movie Database (IMDB) and Gracenote. While we do not believe that our competitors’ data sets are focused on exploration, discovery, and content management in the way that our data is, nor are they tightly tied to a portfolio of software to which they add significant value, they may present competition to our data services business.

Media Recognition Technology

In the recognition technology and CE manufacturer area, our primary competitor is Gracenote, who provides media recognition technology as part of their CDDB data set. Their core technology provides basic album and track metadata when a CD is inserted into a drive. Shazam Entertainment also sells a music media recognition technology.

Connected Platform

The competition for the Connected Platform are CE and set-top box manufacturers developing their own capability and others such as Twonky and Digi-on. However, we believe the integration of standards and DLNA reference status into the Connected Platform provides us with significant competitive advantages. Additional competitors consist of companies that focus on CE middleware and set-top box software companies with CE middleware offerings.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners.

The United States and other countries have adopted certain laws, including the Digital Millennium Copyright Act of 1998, or DMCA, and the European Copyright Directive, which are aimed at the prevention of piracy of content and the manufacture and sale of products that circumvent copy protection technologies, such as those covered by our patents.

VBI and Digital Data Carriage Matters

We use the vertical blanking interval, or VBI, in the analog television signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC and Fox to supply updates throughout the day of program listing information to our TV Guide On Screen and GUIDE Plus+ branded consumer electronics devices in the United States. We have agreements with CBS Corporation (“CBS”) and National Datacast, Inc. (“NDI”) which allow for the distribution of our CE IPG data over the digital broadcast signals of both CBS and NDI participating stations, following the installation of necessary equipment. The FCC has ruled that it is within the discretion of a cable multiple system operator (“MSO”) to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with MSOs which provide for carriage of our program listing information in either the VBI or within the digital signal of broadcast television stations.

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

Due to certain legislative developments in the U.S., cable subscribers may be able to utilize interactive and other two-way services without the need for a set-top box, meaning that consumers could use an IPG built directly into a TV to access and operate their cable subscriptions and not need to purchase or rent a set-top box from the cable operator.

In an effort to ensure that cable operators adequately support CableCARDs, FCC regulations also prohibited multi-channel video service providers (except satellite providers) from deploying after July 1, 2007 navigation devices with combined security and non-security functions (the “integration ban”). Both cable operators and consumer electronics manufacturers are required to use the same security solution. Further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices.

Employees

As of December 31, 2009, we had approximately 1,200 full-time employees. Of these employees, approximately 250 were based outside of the United States. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Information About Our Executive Officers

The names of our current executive officers, their ages as of February 10, 2010, and their positions are shown below. Biographical summaries of each of our executive officers are included below.

Name	Age	Positions
Alfred J. Amoroso	59	President and Chief Executive Officer
James Budge	43	Chief Financial Officer
Thomas Carson	50	Executive Vice President, Worldwide Sales & Services
Stephen Yu	44	Executive Vice President, General Counsel and Corporate Secretary

Alfred J. Amoroso. Mr. Amoroso joined Rovi as our President and Chief Executive Officer and member of the Board of Directors in July 2005. From September 2004 to June 2005, Mr. Amoroso served as an advisor to Warburg Pincus, an investment firm. From July 2002 to August 2004, Mr. Amoroso served as the President, Chief Executive Officer and Vice Chairman of META Group, an information technology research and advisory firm. From November 1999 until its merger with IBM in January 2002, Mr. Amoroso served as President, Chief Executive Officer and a director of CrossWorlds Software, Inc. Mr. Amoroso holds a B.S. in systems engineering and M.S. in operations research from Polytechnic Institute of Brooklyn.

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

Thomas Carson. Mr. Carson has served as our Executive Vice President, Worldwide Sales & Services since May 2008 when the acquisition of Gemstar-TV Guide International by the Company was completed. From April 2006 to May 2008, Mr. Carson served in various capacities at Gemstar, including President of the North American IPG business and President for North American CE business. From February 2005 to April 2006, Mr. Carson served as Executive Vice President of Operational Efficiency programs at Thomson Multimedia Corporation and from February 2004 to February 2005, he served as Executive Vice President, Global Sales and Services at Thomson. Mr. Carson holds a B.S in business administration and an MBA from Villanova University.

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

Available Information

Our Internet website is located at http://www.rovicorp.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission (the “SEC”). Copies will be provided to any stockholder upon request to Rovi Corporation, Attention: Corporate Secretary, 2830 De La Cruz Boulevard, Santa Clara, California 95050. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

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

If we fail to develop and deliver innovative technologies in response to changes in the technology and entertainment industries, our business could decline.

The markets for our products and technologies are characterized by rapid change and technological evolution. We will need to continue to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times, such changes can be dramatic, such as the shift from VHS videocassettes to DVDs for consumer playback of movies in homes and elsewhere, the anticipated shift to high definition DVD or the transition from packaged media to Internet distribution. The continued decline in worldwide shipments of VCRs has resulted in a decline in our VCR Plus+ revenues over time, causing us to focus on growth in other parts of our business. Our future success depends to a great extent on our ability to develop and deliver innovative technologies that are widely adopted in response to changes in the technology and entertainment industries and that are compatible with the technologies or products introduced by other entertainment industry participants. Despite our efforts and investments in developing new products, services and technologies:

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

Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, printed television guides in newspapers and weekly publications, and local cable television guides. Our IPG products also compete against customers who choose to build their own IPG and license our intellectual property. In the connected device middleware and metadata marketplace, there is competition not only from other companies, but also from customer-implemented internally-developed solutions. We believe that our DVD digital-to-analog copy protection and videocassette copy protection systems currently have limited competition. It is possible, however, that alternative copy protection technologies could become competitive. Additionally, new competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do, which could reduce demand for our products or render them obsolete. Increased competition would be likely to result in price reductions and loss of market share, either of which could harm our business.

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

Dependence on the cooperation of MSOs and digital broadcast satellite (“DBS”) providers, television broadcasters, hardware manufacturers, publications, data providers and delivery mechanisms could adversely affect our revenues.

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

In anticipation of the 2009 transition to 100% digital transmission in the United States mandated by the FCC, we entered into agreements with CBS and NDI which allow for the distribution of our CE IPG data over the digital broadcast signals of both CBS and NDI participating stations, following the installation of necessary equipment. The FCC has ruled that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with MSOs which provide for carriage of our program listing information in either the VBI or within the digital signal of broadcast television stations.

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

Our IPG data to CE devices broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk in the United States, we have entered into agreements with many service providers to ensure that our IPG data to CE devices will not be deleted or modified by such systems. Additionally, cable companies in the United States are progressively moving their systems from an analog format to a digital format, which poses certain problems to the passage of our IPG data to CE devices carried in their signals. Solving such problems will require the cooperation of third parties such as the MSOs and hardware manufacturers, and may also require additional investment by us. Furthermore, in order for CE devices that incorporate our IPG to receive our data, such data must also be able to pass through any receivers through which such CE devices are receiving television programming signals. Even if our IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our IPG data to CE devices. Widespread impedance of our IPG data to CE devices in any of the manners set forth above could have a material adverse impact on our CE IPG business.

We are currently making significant investments in the United States, Europe and Japan to build the capability to provide our program listings information via digital broadcast signals to support the next generation of products from our manufacturing partners. This involves in some cases deploying equipment to aggregate and insert listings data, and securing bandwidth in digital broadcast streams to deliver that data. If we are unable to complete this digital delivery build-out in each of our regions in time to meet the planned deployment of the next generation of digital broadcast reliant CE devices, this could have a material adverse impact on our CE IPG business.

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

The effects of the global recession may impact our business, operating results, financial condition or liquidity.

The global recession has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the United States federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, these macroeconomic developments could negatively affect our business, operating results, financial condition or liquidity in a number of ways. For example, if the economic downturn makes it difficult for our customers and suppliers to accurately forecast and plan future business activities, they may cause them to delay, decrease or cancel purchases of our solutions or reduce production of their products. As many of our solutions are licensed on a per-unit fee basis, our customers’ decision to decrease production of their products or devices may decrease our licensing revenue and adversely impact our operating results.

Furthermore, as our customers face a weak economy, they may not be able to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of this or any other economic downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

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

Finally, like other stocks, our stock price can be affected by the global economic uncertainties and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could decrease.

If the volatility of credit market conditions continues or increases, it could adversely impact our investments and as a result, our liquidity.

The credit markets have experienced liquidity issues and failed auctions in the auction rate securities market. The auction rate securities we hold have failed to trade at auctions due to insufficient bids from buyers. We have recorded unrealized losses related to our available-for-sale auction rate securities to accumulated other comprehensive income due to temporary declines in fair value and have classified all available-for-sale auction rate securities as long-term marketable investments on our balance sheet. If there are future unsuccessful auctions, the fair value of these auction rate securities may continue to decline. The decline in fair value of our available-for-sale auction rate securities may become other than temporary and we may incur impairment charges in connection with these securities which would adversely impact our earnings and financial condition.

We are exposed to risks associated with our changing technology base through strategic acquisitions, investments and divestitures.

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. In addition to the acquisition of Gemstar in May 2008, over the last several years we completed the divestitures of our TV Guide Magazine business (December 2008), our Software business (April 2008), our Games business (April 2008), our eMeta business (November 2008), our TVG Network business (January 2009) and our TV Guide Network and TV Guide Online businesses (February 2009). We also completed the acquisitions of Mediabolic, Inc. (January 2007) and All Media Guide Holdings, Inc. (December 2007) and the acquisition of the assets of Cryptography Research, Inc. (November 2007) and Muze, Inc. (April 2009). We may not realize the anticipated benefits of these acquisitions and divestitures or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

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

Our strategic investments may involve joint development, joint marketing, or entry into new business ventures, or new technology licensing. Any joint development efforts may not result in the successful introduction of any new products by us or a third party, and any joint marketing efforts may not result in increased demand for our products. Further, any current or future strategic acquisitions and investments by us may not allow us to enter and compete effectively in new markets or enhance our business in our existing markets and we may have to write off our equity investments in companies as we have done in the past.

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

We have indebtedness which could adversely affect our financial position and prevent us from fulfilling our debt obligations.

As of December 31, 2009, we had total debt from continuing operations of approximately $447.2 million, of which $207.2 million of borrowings are under our senior secured credit facility and $240.0 million of convertible notes. We may also incur additional indebtedness in the future. Our indebtedness may:

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

Rovi Corporation’s subsidiaries, including Rovi Solutions Corporation (formerly known as Macrovision Corporation) and Rovi Guides Corporation (formerly known as Gemstar-TV Guide International), own a significant portion of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by the subsidiaries, including Rovi Solutions Corporation and Rovi Guides, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors or a co-issuer of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Despite our current level of indebtedness, we may still be able to incur more indebtedness. This could exacerbate the risks associated with our indebtedness.

We and our subsidiaries may incur additional indebtedness in the future. The terms of our credit agreements and indentures limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with existing indebtedness, the holders of that indebtedness will be entitled to share ratably with the holders of our existing debt obligations in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or via distribution on our websites or in our products or service offerings. For example, we license or incorporate certain entertainment metadata into our data offerings. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

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

We, and many of our current and potential competitors, dedicate substantial resources to protection and enforcement of intellectual property rights. We believe that companies will continue to take steps to protect their technologies, including, but not limited to, seeking patent protection. Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. Disputes regarding the ownership of technologies and their associated rights are likely to arise in the future and we may be forced to litigate to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly, could distract our management from focusing on operating our business, and might ultimately be unsuccessful. The existence and/or outcome of such litigation could harm our business.

We may be subject to intellectual property infringement claims or other litigation, which are costly to defend and could limit our ability to use certain technologies in the future.

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers, strategic partners or the current owners of businesses that we divested, which could increase our defense costs and potential damages. For example, we have received notices and lawsuits from certain customers requesting indemnification in patent-related lawsuits. We evaluate the requests and assess whether we believe we are obligated to provide such indemnification to such customers on a case by case basis. Customers or strategic partners making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations.

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

We are involved in the business of powering the discovery and enjoyment of digital entertainment, including over the Internet. There has been, and we believe that there will continue to be, an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices. As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

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

Establishing and maintaining licensing relationships with companies are important to build and support a worldwide entertainment technology licensing ecosystem and to expand our business, and failure to do so could harm our business prospects.

Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	DVD authoring facilities, mastering houses and replicators;

•	DVD authoring tools software companies and replicator test equipment suppliers;

•	DVD hardware manufacturers;

•	semiconductor and equipment manufacturers;

•	operators of entertainment content distributors, including PPV and VOD networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, and PC manufacturers;

•	DRM suppliers; and

•	Internet portals and other digital distribution companies.

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

It may be more difficult for us, in the future, to have our technologies adopted as individual industry standards if entertainment industry participants collaborate on the development of new or different industry standard technologies.

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of CE products. As a result, it is more difficult for individual companies to have their technologies widely adopted as an informal industry standard. In addition, there are a large number of companies, including companies that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard. Examples of this include MPEG-LA (DRM licensing); Blu-ray DVD (high definition DVD format); and Digital Living Network Alliance (DLNA) and the Universal Plug and Play (UPnP) Forum (interoperability of consumer electronics devices). If our technologies are not supported by these standards bodies or patent pools, it may be more difficult for us to grow our business in the future. Our major customers may have a large influence on industry standards and the widespread adoption of new technologies. The selection of alternative technologies to ours or to those on which our technologies operate would harm our business.

Continued consolidation of the cable and satellite broadcasting industry could adversely affect existing agreements.

We have entered into agreements with a large number of cable MSOs and DBS providers for the licensing or distribution of our technology, products and services. If consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. We cannot assure you that any measures that we have taken to protect us against any negative consequences resulting from those transactions will be effective. Also, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future obligations and discharge its past payment obligations under the agreement in some circumstances. Any such events could have a material adverse effect on the amount of revenue we receive under these agreements.

The markets for our data solutions and IPG advertising may not develop and we may fail in our ability to fully exploit these new opportunities if these markets do not develop as we anticipate.

The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as an advertising medium widely accepted by consumers and advertisers. In addition, MSO, DBS and Internet protocol television, or IPTV, providers who have a patent license from us are not required to provide advertising in their IPG. Therefore our ability to derive advertising revenues from IPGs distributed by our patent licensees is also dependent on the implementation of IPG advertising by such licensees. Likewise, the market for our data solutions is at an early stage and we cannot assure you that we will succeed in growing our data business to the levels we anticipate.

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

Our operating results may fluctuate, which may cause us to not be able to sustain our revenue levels or rate of revenue growth on a quarterly or annual basis which may cause our common stock price to decline.

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

Other factors that could affect our operating results include:

•	the acceptance of our technologies by system operators and CE manufacturers;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	the timing and ability of signing high-value licensing agreements during a specific period;

•

the potential that we may not be in a position to anticipate a decline in revenues in any quarter until (i) late in the quarter due to the closing of new sales agreements late in the quarter or (ii) after the quarter ends due to the delay inherent in reporting from certain licensees;

•	the extent to which new content technologies or formats replace technologies to which our solutions are targeted; and

•

adverse changes in the level of economic activity in the United States or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the United States or its allies, or generally weak and uncertain economic and industry conditions.

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

A significant portion of our revenue is derived from international sales. Economic, political, regulatory and other risks associated with our international business could have an adverse effect on our operating results.

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

We develop and offer complex solutions, which we license to customers. The performance of these products typically involves working with sophisticated software, computing and communications systems. Due to the complexity of these products offered and developed, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer. Because our products are embedded in digital content and other software, our solutions’ performance could unintentionally jeopardize our customers’ product performance. Any such defects, errors, or unintended performance problems in existing or new products, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service, any of which could materially harm our business.

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multi-channel video programming distributors, or MVPDs, which are the primary customers for certain of our products and services. FCC regulations prohibit MVPDs (except DBS providers) from deploying after July 1, 2007 consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”). The FCC has granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the FCC. Resolution of these petitions and other FCC action with respect to these issues could affect demand for IPGs incorporated into set-top boxes or CE devices.

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

Announcements by satellite television operators, cable television operators, major content providers or others regarding consumer electronics business combinations, evolving industry standards, consumer rights activists’ “wins” in government regulations or the courts, motion picture production or distribution or other developments could cause the market price of our common stock to fluctuate substantially.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal locations.

Location	Approximate Square Footage	Lease Expiration
Santa Clara, California (Corporate Headquarters)	90,000	January 2017
Radnor, Pennsylvania	64,000	January 2015
Tulsa, Oklahoma	40,000	June 2014
Burbank, California	62,000	June 2019
New York, New York	28,000	July 2011
Ann Arbor, Michigan	34,000	April 2015
San Francisco, California	20,000	July 2013
Bedford, Massachusetts	16,000	December 2013
Hong Kong	13,000	March 2013

Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

We also lease space for sales, marketing and technical staff in Schaumburg, Illinois, Maidenhead, United Kingdom; Tokyo, Japan; Seoul, South Korea; Hsinchu, Taiwan; Luxemburg and Ontario, Canada.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of the Company and its subsidiaries.

Indemnifications

DirecTV, Inc. v. Finisar Corporation. In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set-top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid, and in January 2010 the court of appeals confirmed that ruling. The Company has not established a reserve with respect to this matter in its consolidated financial statements.

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

Litigation

Thomson, Inc. v. Gemstar—TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for SuperGuide’s claims, compensatory damages, including fees and expenses paid by Thomson in that case, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit. The case is tentatively set for trial at a date to be determined in 2010.

DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association—Los Angeles. On March 20, 2009, DirecTV filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter. DirecTV seeks indemnity under the November 21, 2003, License and Distribution Agreement and Patent License Agreement between the parties and claims damages plus interest and its arbitration-related attorneys’ fees. The Company has filed a Response and Counterclaim for breach of contract. A hearing was held in December 2009, and we are awaiting the arbitrators’ ruling on the matter.

John Burke v. TV Guide Magazine Group, Inc., Open Gate Capital, Rovi Corp., Gemstar-TV Guide International, Inc. On August 11, 2009, plaintiff filed a purported class action lawsuit claiming that the Company’s former subsidiary, TV Guide Magazine, breached agreements with its subscribers and violated consumer protection laws with its practice of counting double issues toward the number of issues in a subscription. On September 10, 2009, the Company filed an answer to the complaint along with a petition to remove the case to federal court. On December 18, 2009, the case was dismissed with prejudice, and plaintiff has filed an appeal of that dismissal.

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require them to pay damages or make other expenditures in amounts that could have a material adverse effect on their financial position or results of operations. At this time, management has not reached a determination that the matters listed above or any other litigation, individually or in the aggregate, are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2009.

We currently anticipate the Company will hold its annual meeting of stockholders in May 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of Rovi Corporation has been listed on the NASDAQ Global Select Market under the symbol “ROVI” since July 16, 2009. Macrovision Solutions Corporation was trading under the symbol “MVSN” prior to changing its name to Rovi Corporation on July 15, 2009. As part of Macrovision Solutions Corporation’s assumption of the ownership on May 2, 2008 of both Gemstar and Macrovision Corporation (See Note 1 to the Consolidated Financial Statements) Macrovision Corporation’s stock was delisted. The following table sets forth, for the periods indicated, the reported high and low closing prices for the common stock of Rovi Corporation:

	High	Low
2009
First Quarter	$18.22	$12.39
Second Quarter	$23.15	$17.26
Third Quarter	$33.86	$20.76
Fourth Quarter	$34.77	$27.00

2008
Second Quarter (since May 2, 2008)	$17.55	$12.76
Third Quarter	$18.62	$13.78
Fourth Quarter	$15.59	$8.46

As of February 2, 2010, there were 670 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms. As of February 2, 2010, there were 104,187,970 shares of common stock outstanding.

Stock Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index (the “NASDAQ”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from May 2, 2008 through December 31, 2009. The graph assumes an investment of $100 in our common stock and in each of the market indices, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Rovi Corporation	NASDAQ Composite Index	S&P 500	Russell 2000 Index
May 2, 2008	$100	$100	$100	$100
December 31, 2008	$76	$64	$64	$69
December 31, 2009	$191	$92	$79	$86

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

Stock Repurchase Authorization

During the fourth quarter of 2008, the Company repurchased 2.3 million shares of common stock for approximately $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2009, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million. As of December 31, 2009, $34.9 million remained available for share repurchases under the Company’s existing repurchase authorization.

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

On May 2, 2008, the Company acquired Gemstar-TV Guide International, Inc. (“Gemstar”) in a cash and stock transaction. On April 30, 2009, the Company acquired substantially all of the assets of Muze, Inc. (“Muze”) in a cash transaction. The Company’s results of operations include the operations of Gemstar and Muze from those dates forward.

On April 1, 2008, the Company closed the sale of its Software and Games businesses. In the fourth quarter of 2008, the Company closed the sale of its TV Guide Magazine and eMeta businesses. On January 27, 2009, the Company closed the sale of its TVG Network business and on February 28, 2009, the Company closed the sale of its TV Guide Network and TV Guide Online businesses. The results of operations and cash flows of Software, Games, TV Guide Magazine, TV Guide Network, TV Guide Online, TVG Network and eMeta have been classified as discontinued operations, for all periods presented (See Note 4 to the Consolidated Financial Statements).

	Year Ended December 31,
	2009	2008 (1)	2007 (1)	2006 (1)(3)	2005 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$483,911	$330,045	$144,943	$111,569	$96,348

Costs and expenses:
Cost of revenues	65,916	44,568	9,238	9,806	4,496
Research and development	94,632	67,714	13,204	14,565	9,269
Selling, general and administrative	133,207	114,614	55,316	48,027	41,070
Depreciation	18,408	13,832	5,090	5,288	3,602
Amortization	81,934	59,139	5,981	3,256	3,209
Restructuring and asset impairment charges	53,619	—	4,546	—	1,030

Total costs and expenses	447,716	299,867	93,375	80,942	62,676

Operating income from continuing operations	36,195	30,178	51,568	30,627	33,672
Interest expense	(52,028)	(54,834)	(15,446)	(5,379)	—
Interest income and other, net	4,394	11,732	23,199	12,087	5,465
Loss on debt redemption	(8,687)	—	—	—	—
Gain on sale of strategic investments	—	5,238	—	—	—
Impairment losses on strategic investments	—	—	(5,000)	—	(5,822)

(Loss) income from continuing operations before income taxes	(20,126)	(7,686)	54,321	37,335	33,315
Income tax (benefit) expense	(1,421)	(23,409)	14,468	8,854	17,723

(Loss) income from continuing operations, net of tax	(18,705)	15,723	39,853	28,481	15,592
Discontinued operations, net of tax	(34,246)	(129,783)	(14,537)	2,979	6,523

Net (loss) income	$(52,951)	$(114,060)	$25,316	$31,460	$22,115

	Year Ended December 31,
	2009	2008 (1)	2007 (1)	2006 (1)(3)	2005 (1)
	(in thousands, except per share data)
Basic earnings per common share:
Basic (loss) income per share from continuing operations	$(0.18)	$0.18	$0.75	$0.55	$0.31
Basic (loss) income per share from discontinued operations	$(0.34)	$(1.50)	$(0.27)	$0.06	$0.13

Basic net earnings per share	$(0.52)	$(1.32)	$0.48	$0.61	$0.44

Shares used in computing basic net earnings per common share	100,860	85,334	52,470	51,349	50,653

Diluted earnings per common share:
Diluted (loss) income per share from continuing operations	$(0.18)	$0.18	$0.74	$0.54	$0.30
Diluted (loss) income per share from discontinued operations	$(0.34)	$(1.50)	$(0.27)	$0.06	$0.13

Diluted net earnings per share	$(0.52)	$(1.32)	$0.47	$0.60	$0.43

Shares used in computing diluted net earnings per common share	100,860	85,357	53,104	52,077	51,318

	December 31,
	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments and restricted cash	$336,284	$362,057	$439,289	$456,390	$249,704
Working capital	289,962	561,313	435,552	292,783	218,610
Total assets	2,151,139	2,636,184	922,951	802,981	497,925
Long-term liabilities (2)	514,479	950,068	262,142	200,114	959
Total stockholders’ equity	1,520,269	1,515,195	576,731	492,953	428,150

(1)	The information included in this five-year financial summary has been adjusted to reflect the retrospective adoption of updates to the Accounting Standards Codification related to the accounting for convertible debt and earnings per share. For additional information see Note 1 and Note 6 to the Consolidated Financial Statements.
(2)	In August 2006, we issued $240.0 million in convertible senior notes which has been included in long-term liabilities. In May 2008, in connection with the Gemstar acquisition, we entered into a $550 million senior secured term loan credit facility and issued $100 million in senior notes.
(3)	On January 1, 2006, the Company adopted updates to the Accounting Standards Codification related to the accounting for Share-Based Payments. The Company adopted these updates using the modified prospective method (See Note 1 to the Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.

Overview

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment. Our offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. We group our revenue into the following categories – (i) CE manufacturers, (ii) service providers, and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenues for IPGs included in a set-top box deployed by a service provider where payment was made by the set-top box manufacturer were previously classified in CE manufacturers. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. Our management feels this classification is preferable as it allows a better association between service provider revenue and digital households deploying a Company-provided IPG or an IPG deployed under a patent license with us. CE manufacturers deploy such Company products and services as Connected Platform, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, web services, LASSO and Tapestry. Service providers deploy such Company products and services as Passport Echo, Passport DCT, Passport, i-Guide and web services. Other includes our business of licensing our extensive database of descriptive information about television, movie, music and game content and our entertainment company content protection products and services such as ACP, RipGuard, CopyBlock and BD+.

On May 2, 2008, we acquired Gemstar-TV Guide International, Inc. (“Gemstar”) in a cash and stock transaction. On April 30, 2009, we acquired substantially all of the assets of Muze, Inc. (“Muze”) in a cash transaction. Our results of operations include the operations of Gemstar and Muze from those dates forward.

On April 1, 2008, we sold our Software and Games businesses (referred to as “Software” and “Games”, respectively). In the fourth quarter of 2008, we sold our TV Guide Magazine and RightCommerce (also known as “eMeta”) businesses. On January 27, 2009, we sold our TVG Network business and on February 28, 2009 we sold our TV Guide Network and TV Guide Online businesses. Together TV Guide Magazine, TVG Network and TV Guide Online are collectively referred to as the “Media Properties”. The results of operations and cash flows of Software, Games, eMeta and the Media have been classified as discontinued operations, for all periods presented.

Comparison of Years Ended December 31, 2009 and 2008 from continuing operations

The following tables present our 2009 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2009	2008	Change $	Change %
Revenues:
Service providers	$230,727	$131,763	98,964	75%
CE manufacturers	199,905	148,962	50,943	34%
Other	53,279	49,320	3,959	8%

Total revenues	483,911	330,045	153,866	47%

Costs and expenses:
Cost of revenues	65,916	44,568	21,348	48%
Research and development	94,632	67,714	26,918	40%
Selling, general and administrative	133,207	114,614	18,593	16%
Depreciation	18,408	13,832	4,576	33%
Amortization	81,934	59,139	22,795	39%
Restructuring and asset impairment charges	53,619	—	53,619	NM

Total operating expenses	447,716	299,867	147,849	49%

Operating income from continuing operations	36,195	30,178	6,017	20%
Interest expense	(52,028)	(54,834)	2,806	-5%
Interest income and other, net	4,394	11,732	(7,338)	-63%
Loss on debt redemption	(8,687)	—	(8,687)	NM
Gain on sale of strategic investment	—	5,238	(5,238)	-100%

Loss from continuing operations before taxes	(20,126)	(7,686)	(12,440)	162%
Income tax benefit	(1,421)	(23,409)	21,988	-94%

(Loss) income from continuing operations, net of tax	(18,705)	15,723	(34,428)	-219%
Loss from discontinued operations, net of tax	(34,246)	(129,783)	95,537	-74%

Net loss	$(52,951)	$(114,060)	61,109	-54%

Net Revenue

Service Providers

For the year ended December 31, 2009, revenue from the sale of our products to service providers increased significantly compared to the prior year. This was largely due to 2009 including a full year of revenue from the sale of IPG products and patents that we obtained in the Gemstar acquisition. Revenue from the licensing of our IPG patents and products increased in the second half of 2009, as compared to the same period in 2008, due to new international licensing agreements and domestic digital subscriber growth. We expect revenue from licensing our IPG products and patents to continue to grow in the future due to increased international licensing and continued domestic digital subscriber growth.

CE Manufacturers

For the year ended December 31, 2009, revenue from the sale of our products and services to CE Manufacturers increased compared to the prior year. This was largely due to 2009 including a full year of revenue from the sale of products and patents that we obtained in the Gemstar acquisition. We expect revenue from the licensing of our IPG patents and products and our Lasso product will continue to increase in the future and offset the expected declines in VCR Plus+ and ACP revenue.

Other

Other revenue consists primarily of licensing of our underlying media content/metadata and licensing of our content protection technologies to entertainment companies. For the year ended December 31, 2009, Other revenue increased compared to the prior year, primarily due to increased revenue from our data business, primarily driven by the Muze acquisition. This increase was partially offset by a decline in our content protection revenues from entertainment studios.

Cost of Revenues

For the year ended December 31, 2009, cost of revenues increased from the prior year, primarily due to 2009 including a full year of costs associated with products and services acquired in the Gemstar acquisition.

Research and Development

For the year ended December 31, 2009, research and development expenses increased from the prior year, primarily due to 2009 including a full year of research and development activities related to the Gemstar operations.

Selling, General and Administrative

For the year ended December 31, 2009, selling, general and administrative expenses increased from the prior year, primarily due to 2009 including a full year of costs associated with the Gemstar operations.

Depreciation and Amortization

For the year ended December 31, 2009, depreciation and amortization increased from the prior year, primarily due to 2009 including a full year of depreciation of fixed assets and amortization of intangible assets from the Gemstar acquisition.

Restructuring and Asset Impairment Charges

During the year ended December 31, 2009, we completed extensive consumer research regarding our brands. This consumer research indicated that the brands acquired by us did not represent the future vision of the Company and did not carry a positive connotation in the market. We determined these results to be an indicator of potential impairment of our trademark intangible assets. We determined the fair value of our trademark intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, we recorded $0.9 million in restructuring charges related to the Muze acquisition and $1.6 million in other asset impairment charges.

In conjunction with the disposition of the Media Properties, in the first quarter of 2009, our management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million. Additionally, during the first quarter of 2009, we reversed the remaining $0.4 million in liabilities related to the fiscal 2007 restructuring plans.

Interest Expense

Interest expense decreased in 2009 as compared to 2008 primarily due to the paydown of the debt issued in connection with the Gemstar acquisition. In 2009, we redeemed our $100 million 11% Senior Notes and made $340 million in principal payments on our Term Loan. Interest expense for the year ended December 31, 2009, also included $4.1 million in accelerated amortization of note issuance costs related to the pay-down of principal related to the Term Loan.

Interest Income and Other, Net

Interest income and other, net decreased as compared to the prior year due to lower prevailing interest rates and lower average cash and investment balances.

Loss on Debt Redemption

On August 5, 2009, we redeemed our $100 million 11% Senior Notes at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the 11% Senior Notes could be retired without a premium. In connection with the redemption of the Senior Notes we have recorded an $8.7 million loss on debt redemption for the year ended December 31, 2009. This loss is comprised of $2.8 million make-whole payment discussed above, the write-off of $5.6 million in note issuance costs and $0.3 million in fees associated with the note redemption.

Gain on Sale of Strategic Investment

During 2008, we recognized a gain of $5.2 million on the sale of our investment in Digimarc Corporation.

Income Taxes

We recorded an income tax benefit from continuing operations of $1.4 million and $23.4 million for 2009 and 2008, respectively. Our income tax benefit for 2009 was primarily impacted by the geographic source of our profits and an increase in accrued tax contingency reserves. Our income tax benefit in 2008 was primarily impacted by the geographic source of our profits and the reversal of accrued tax contingency reserves due to audit settlements and statute of limitations closures.

Loss from Discontinued Operations

Loss from discontinued operations in 2009 is primarily due to income tax expense recorded for the sale of TVG Network, TV Guide Network and TV Guide Online. Loss from discontinued operations in 2008 is primarily due to impairments recorded related to the goodwill and intangible assets of the Media Properties partially offset by the gain on sale recorded when we sold our Software business.

Comparison of Years Ended December 31, 2008 and 2007 from continuing operations

The following tables present our 2008 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2008	2007	Change $	Change %
Revenues:
CE manufacturers	$148,962	$94,056	54,906	58%
Service providers	131,763	4,204	127,559	3034%
Other	49,320	46,683	2,637	6%

Total revenues	330,045	144,943	185,102	128%

Costs and expenses:
Cost of revenues	44,568	9,238	35,330	382%
Research and development	67,714	13,204	54,510	413%
Selling, general and administrative	114,614	55,316	59,298	107%
Depreciation	13,832	5,090	8,742	172%
Amortization	59,139	5,981	53,158	889%
Restructuring and asset impairment charges	—	4,546	(4,546)	-100%

Total operating expenses	299,867	93,375	206,492	221%

Operating income from continuing operations	30,178	51,568	(21,390)	-41%
Interest expense	(54,834)	(15,446)	(39,388)	255%
Gain on sale of strategic investment	5,238	—	5,238	NM
Impairment loss on strategic investment	—	(5,000)	5,000	-100%
Interest income and other, net	11,732	23,199	(11,467)	-49%

(Loss) income from continuing operations before taxes	(7,686)	54,321	(62,007)	-114%
Income tax (benefit) expense	(23,409)	14,468	(37,877)	-262%

Income from continuing operations, net of tax	15,723	39,853	(24,130)	-61%
Loss from discontinued operations, net of tax	(129,783)	(14,537)	(115,246)	793%

Net (loss) income	$(114,060)	$25,316	(139,376)	-551%

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

Other

Other increased compared to the prior year primarily due to the Gemstar and the All Media Guide Holding, Inc. (“AMG”) acquisitions. The AMG acquisition occurred in December 2007. These increases were partially offset by a decrease in content protection revenues from entertainment studios, primarily due to price declines in new agreements.

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

Selling, General and Administrative

For the year ended December 31, 2008, selling, general and administrative increased from the same periods in the prior year, primarily due to additional costs associated with the Gemstar operations. Also contributing to the increase in general and administrative costs were costs associated with the integration of Gemstar and an increase in stock compensation expense.

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

Income Taxes

We recorded an income tax benefit of $23.4 million and income tax expense of $14.5 million for continuing operations for 2008 and 2007, respectively. This decrease from 2007 to 2008 was primarily a result of fluctuation in the geographic source of profits between the years and the reversal of accrued tax contingencies.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is reasonable assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services and to determine whether vendor-specific evidence of fair value exists for each undelivered element.

We license our proprietary IPG technology to CE manufacturers and to service providers. We generally recognize revenue from IPG product and patent licensing on a per-unit shipped model (with CE manufacturers) or a per subscriber model (with service providers). Our recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the licensee. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, certain IPG licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. We often enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, we generally are not able to provide objective and reliable evidence of the fair value of the go-forward license arrangement (the undelivered element) and therefore would recognize all revenue for such agreement ratably over the term of the agreement.

Revenues from licensing our ACP technology are often generated from licensing agreements that pay a per-unit royalty fee for the shipment of DVDs and the shipment of digital set-top boxes. We rely on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. We have established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis. Licensees generally report activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. Any unusual or unanticipated volumes in a particular period can add significant fluctuations on the revenue reported. We have also entered into agreements with certain entertainment studios for which they have the right to ship an unlimited number of DVDs that utilize our ACP technology over a specified term for a flat fee. We record the revenue associated with these arrangements on a straight-line basis over the specified term. In addition, we also enter into agreements with CE manufacturers in which they pay us a one-time fee for a perpetual license to our ACP technology. Provided that collectability is reasonable assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Allowance for Doubtful Accounts

We estimate the collectability of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. We specifically analyze accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation), and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of assets of an acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit using the discounted cash flow approach and a market based approach. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates.

Impairment of Long-Lived Assets

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We account for uncertainty in income taxes using the cumulative probability method. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amount provided for income taxes in our consolidated financial statements.

Liquidity and Capital Resources

Operations are financed primarily from cash generated by operations. Continuing operating activities provided net cash of $157.2 million and $55.4 million in the years ended December 31, 2009 and 2008, respectively. Cash provided by operating activities increased from the prior year primarily due to the Gemstar acquisition. The availability of cash generated by operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors”.

Net cash provided by investing activities from continuing operations for the year ended December 31, 2009, was $214.7 million and included $266.2 million in cash received from the sale of the Media Properties, partially offset by $36.8 million of proceeds being classified as restricted cash (see below), $19.8 million in capital expenditures and $24.0 million used to acquire Muze and a music metadata distribution business in the Asia Pacific region. Included in the 2008 investing activities were $911.2 million in cash used for the Gemstar acquisition and $195.9 million in cash received from the sale of Software and Games. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $15 million and $20 million in 2010.

Net cash used in financing activities from continuing operations was $407.5 million for the year ended December 31, 2009, primarily due to us making $440 million in debt payments, partially offset by the receipt of $32.8 million in cash from the exercise of employee stock options and shares purchased under the employee stock purchase plan. Included in the 2008 financing activities was $615.4 million in proceeds from the issuance of debt, net of issuance costs, which was used to fund the Gemstar acquisition.

Included on our balance sheet at December 31, 2009, is $36.8 million in restricted cash. As part of the sale of TV Guide Network and TV Guide Online, we deposited this cash in an escrow account in the event the buyer has an indemnifiable claim. We currently expect the cash remaining in the escrow account will be released to us in May 2010.

In connection with the Gemstar acquisition, we entered into and fully drew-down the $550 million Term Loan. As of December 31, 2009, $207.2 million was outstanding. The Term Loan is guaranteed by our domestic subsidiaries, and the assets and shares of our domestic subsidiaries are pledged as collateral against the Term Loan. We are required to use the proceeds from asset sales of $75 million or more to pay down the Term Loan; proceeds from assets sales of less than $75 million may be retained for investment in fixed or capital assets. Beginning in 2010, the Company is required to make a payment on the Term Loan each February. This payment is a percentage, as calculated per the Term Loan agreement, of the prior years Excess Cash Flow, as defined in the Term Loan agreement. The required payment for 2010 is $18.5 million.

We may elect to pay interest on the Term Loan at a rate of (i) Libor plus 3.75%, with a Libor floor of 3.5% or (ii) the Term Loan administrative agent’s prime rate plus 2.75%. The Term Loan includes customary covenants, including total leverage ratio limits, fixed charge coverage minimums and restrictions on additional debt incurrence and dividend payments among others. As of December 31, 2009, we were in compliance with the Term Loan debt covenants.

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

In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allows us to purchase up to $60.0 million of our common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. On May 5, 2008, our Board of Directors reconfirmed this stock purchase program. During the fourth quarter of 2008, we repurchased 2.3 million shares of common stock for approximately $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2009, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million.

As of December 31, 2009, we had $165.4 million in cash and cash equivalents, $107.4 million in short-term investments, $26.7 million in long-term marketable securities and $36.8 million in restricted cash.

As of December 31, 2009, approximately 80% of our cash, cash equivalents and marketable securities are held by our non-U.S. subsidiaries and would be subject to U.S. income tax if these amounts were repatriated. We believe that our current domestic cash, cash equivalents and marketable securities and our annual domestic cash flow from operations will be sufficient to meet our domestic working capital, capital expenditure and debt requirements for the foreseeable future.

Included in short-term investments and long-term marketable securities are auction rate securities with a fair value of $67.2 million and par value of $74.8 million. Our auction rate securities portfolio is solely comprised of AAA rated federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. Included in the above are auction rate securities acquired through UBS AG with a par value of $57.7 million. In December 2008, we entered into an agreement with UBS AG which provides (i) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010, through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012.

We believe that based upon our cash and cash equivalents, the put option described above relating to our auction rate securities acquired through UBS AG and our remaining short-term investment balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Discontinued Operations

The collective results from all discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenue:
Software	$—	$27,503	$112,914
Games	—	1,633	9,177
eMeta	—	6,222	10,742
TV Guide Magazine	—	70,072	—
TV Guide Network / TV Guide Online	20,319	85,656	—
TVG Network	2,616	38,145	—
Pre-tax (loss) income
Software	$—	$(7,187)	$11,701
Games	—	(2,551)	(33,215)
eMeta	—	(11,630)	(3,396)
TV Guide Magazine	—	(13,422)	—
TV Guide Network / TV Guide Online	1,825	(126,610)	—
TVG Network	(694)	(67,859)	—
Pre-tax (loss) gain on disposal of business units	(3,661)	153,273	—
Income tax (expense) benefit	(31,716)	(53,797)	10,373

Loss from discontinued operations, net of tax	$(34,246)	$(129,783)	$(14,537)

Our Software business focused on independent software vendors and enterprise IT departments with solutions including the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools. The sale of our Software business closed in April 2008.

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

TV Guide Network and TV Guide Online generated revenue primarily from advertising and carriage fees. TV Guide Network and TV Guide Online pre-tax loss in 2008 included $138.3 million in goodwill and intangible asset impairment charges. The sale of TV Guide Network and TV Guide Online closed in February 2009.

Contractual Obligations

The following table summarizes Rovi’s contractual obligations at December 31, 2009 (in thousands):

	Payments due by period
Contractual Obligations (3)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations (1)	$447,248	$18,486	$240,000	$188,762	$—
Interest expense associated with long-term debt obligations	48,996	17,562	28,641	2,793	—
Contractual obligations	9,650	5,559	4,091	—	—
Operating lease obligations (2)	95,876	18,969	29,554	21,692	25,661

	$601,770	$60,576	$302,286	$213,247	$25,661

(1)	Includes current portion as well. The Convertible Notes may be converted by the note holders prior to their maturity under certain circumstances. In addition, the Term Loan also requires the Company to make a payment each February based on the prior years Excess Cash Flow, as defined in the Term Loan agreement. See above for additional details.
(2)	Operating leases in the above table have been included on a gross basis. The Company has agreements to receive approximately $29.5 million under operating subleases.
(3)	We are unable to reliably estimate the timing of future payments related to uncertain tax positions, therefore, $80.7 million of income taxes payable has been excluded from the table above.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $256.9 million as of December 31, 2009. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At December 31, 2009, the fair value of our auction rate securities portfolio totaled approximately $67.2 million. Our auction rate securities portfolio is comprised solely AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.

Included in the aforementioned securities are auction rate securities acquired through UBS AG with a par value of $57.7 million. Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into discussions with governmental agencies to provide liquidity to owners of auction rate securities. In

December 2008, the Company entered into an agreement with UBS which provides (1) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $0.2 million decrease in the fair value of our fixed income available-for-sale securities as of December 31, 2009.

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

Indebtedness. The Company has two debt instruments outstanding: a $550 million Senior Credit Facility Term Loan (current balance outstanding $207.2 million) and $240 million in Convertible Notes. The terms of these debt instruments are more fully described in Note 6 to the Consolidated Financial Statements.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2009. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Rovi maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rovi Corporation

We have audited Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rovi Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rovi Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009 of Rovi Corporation and subsidiaries and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 12, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stockholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2009. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.

Code of Conduct. In February 2004, we adopted our Code of Personal and Business Conduct and Ethics (the “Code of Conduct”) as required by applicable securities laws, rules of the SEC and the listing standards of Nasdaq. The Code of Conduct applies to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of such code of conduct and ethics was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003. If we make any substantive amendments to the code of conduct and ethics or grant any waiver, including implicit waiver, from a provision of the code of conduct and ethics to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at www.rovicorp.com or in a current report on Form 8-K that will be publicly filed.

Corporate Governance Guidelines and Committee Charters. In February 2009, we adopted amended Corporate Governance Guidelines to assist the Board in following corporate practices that serve the best interest of the company and its stockholders. Our Corporate Governance Guidelines and the charters of each of our audit committee, compensation committee and corporate governance and nominating committee are available at our website at www.rovicorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

All schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

3.	Exhibits

Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.01	Agreement and Plan of Merger dated November 5, 2007 by and among Macrovision Corporation, Aspen Acquisition Corp., All Media Guide Holdings, Inc., Digital On-Demand, Inc. (a Delaware corporation), and Digital On-Demand, Inc. (a California corporation) as Representative	8-K	11/9/07	10.1

2.02	Asset Purchase Agreement dated November 17, 2007 by and among Macrovision Corporation, Macrovision International Holding Limited Partnership and Cryptography Research, Inc.	8-K/A	12/18/07	10.1

2.03	Agreement and Plan of Mergers, dated as of December 6, 2007, among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub, Inc. and Gemstar-TV Guide International, Inc	8-K	5/5/08	2.1

2.04	Company Voting and Support & Registration Rights Agreement, dated as of December 6, 2007, among News Corporation, Saturn Holding Corp and Macrovision Corporation	425	12/7/07	2.02

2.05	Asset Purchase Agreement dated February 13, 2008 by and among Macrovision Corporation and Flexco Holding Company, Inc. (a Delaware corporation later renamed Flexera Software Inc.).	8-K	2/21/08	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.06	Asset Purchase Agreement dated October 10, 2008 by and among TV Guide Magazine Group, Inc., Sample Media, LLC, and, solely with respect to Sections 2.7, 6.2 and 6.3, Macrovision Solutions Corporation	8-K	10/14/08	10.1

2.07	Equity Purchase Agreement dated January 5, 2009, by and among Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation, Macrovision Solutions Corporation, and Lions Gate Entertainment, Inc.	8-K	1/9/09	10.1

3.01	Certificate of Incorporation of Rovi Corporation, as amended, on July 15, 2009	8-K	8/6/09	3.01

3.02	Bylaws of Macrovision Solutions Corporation	424B3	4/1/08	Annex G

4.01	Indenture, dated August 23, 2006 among Macrovision Corporation and The Bank of New York Trust Company, N.A.	8-K	8/23/06	4.1

4.02	Global Note representing the Macrovision Corporation 2.625% Convertible Senior Notes due 2011	8-K	8/23/06	4.2

4.03	Call Option Transaction Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.4

4.04	Warrant Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.5

4.05	Form of Common Stock Certificate	S-3	7/15/08	4.1

4.06	Non-Contingent Warrant to Purchase Macrovision Common Stock with Cryptography Research, Inc.	10-K/A	2/29/08	4.06

10.01	Credit Agreement, dated May 2, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Guarantors party thereto, the Lenders party thereto, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A.	8-K	5/5/08	10.2

10.02	Amendment No. 1 dated August 4, 2009, to the Credit Agreement, dated as of May 2, 2008, among Macrovision Solutions Corporation, Macrovision Corporation, the Guarantors party thereto, the Lenders party thereto, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A.	8-K	8/6/09	10.1

10.03	Registration Rights Agreement, dated August 23, 2006, among Macrovision Corporation, J.P. Morgan Securities Inc. and Cowen and Company, LLC	8-K	8/23/06	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.04	Rovi Corporation 2008 Equity Incentive Plan**	S-8	7/23/08	10.01

10.05	Rovi Corporation 2008 Employee Stock Purchase Plan**	S-8	7/23/08	10.02

10.06	Rovi Corporation 2000 Equity Incentive Plan**	DEF14A	3/16/06	Annex A

10.07	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (U.S.) pursuant to 2008 Equity Incentive Plan	10-Q	11/6/08	10.04

10.08	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (Director grant form) pursuant to 2008 Equity Incentive Plan	10-Q	11/6/08	10.05

10.09	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (U.S.) pursuant to 2008 Equity Incentive Plan	10-Q	11/5/09	10.6

10.10	2009 Senior Executive Company Incentive Plan**	8-K	2/11/09	10.01

10.11	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39

10.12	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09

10.13	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10

10.14	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11

10.15	Form of Indemnification Agreement entered into by Rovi Corporation with each of its directors and executive officers	10-K	3/2/09	10.15

10.16	Executive Severance and Arbitration Agreement with Alfred J. Amoroso dated August 6, 2007**	8-K	8/7/07	10.1

10.17	Executive Severance and Arbitration Agreement with James Budge dated August 6, 2007**	10-Q	8/8/07	10.06

10.18	Form of Executive Severance and Arbitration Agreement **	10-Q	8/8/07	10.05

10.19	Executive Severance and Arbitration Agreement with Thomas Carson dated December 21, 2009**	8-K	12/24/09	10.01

10.20	Charter of the Audit Committee of the Board of Directors				X

10.21	Summary of 2009 Director Compensation**	10-K	3/2/09	10.21

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number

14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01

21.01	List of subsidiaries				X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

23.02	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification				X

32.02	Section 1350 Certification				X

**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of February, 2010.

ROVI CORPORATION

By:	/S/ ALFRED J. AMOROSO
Alfred J. Amoroso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/S/ ALFRED J. AMOROSO Alfred J. Amoroso	President, Chief Executive Officer and Director	February 12, 2010

Principal Financial Officer:

/S/ JAMES BUDGE James Budge	Chief Financial Officer	February 12, 2010

Principal Accounting Officer:

/S/ PETER C. HALT Peter C. Halt	Chief Accounting Officer	February 12, 2010

Additional Directors:

/S/ ANDREW K. LUDWICK Andrew K. Ludwick	Chairman of the Board of Directors	February 12, 2010

/S/ ALAN L. EARHART Alan L. Earhart	Director	February 12, 2010

/S/ ROBERT J. MAJTELES Robert J. Majteles	Director	February 12, 2010

/S/ JAMES E. MEYER James E. Meyer	Director	February 12, 2010

/S/ JAMES P. O’SHAUGHNESSY James P. O’Shaughnessy	Director	February 12, 2010

/S/ RUTHANN QUINDLEN Ruthann Quindlen	Director	February 12, 2010

ROVI CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Rovi Corporation

We have audited the accompanying consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rovi Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As described in Note 6 to the financial statements, in 2009 the Company changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion as required by an update to FASB ASC topic 470 (formerly FASB Staff Position APB 14-1).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rovi Corporation:

We have audited the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Rovi Corporation and subsidiaries (the Company), successor registrant to Macrovision Corporation, for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rovi Corporation and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed its methods of accounting for uncertainty in income taxes and calculating its earnings per share resulting from the adoption of new accounting pronouncements. In addition, as discussed in note 6 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of recognizing interest on its convertible note obligations resulting from the adoption of a new accounting pronouncement.

/s/ KPMG LLP

Mountain View, California

February 26, 2008, except as to Note 4, which is as of February 27, 2009,

and notes 1 and 6, which are as of February 12, 2010

ROVI CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$165,410	$199,188
Short-term investments	107,362	77,914
Restricted cash	36,838	—
Trade accounts receivable, net	71,875	84,020
Taxes receivable	6,363	—
Deferred tax assets, net	7,844	29,537
Prepaid expenses and other current assets	10,661	12,053
Assets held for sale	—	329,522

Total current assets	406,353	732,234
Long-term marketable securities	26,674	84,955
Property and equipment, net	43,124	45,352
Finite-lived intangible assets, net	779,371	895,071
Long-term deferred tax assets, net	13,691	—
Other assets	27,861	50,387
Goodwill	854,065	828,185

	$2,151,139	$2,636,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,369	$85,686
Taxes payable	—	8,996
Deferred revenue	16,536	14,376
Current portion of debt and capital lease obligations	18,486	5,842
Liabilities held for sale	—	56,021

Total current liabilities	116,391	170,921
Taxes payable, less current portion	80,675	73,009
Deferred tax liability, net	—	9,914
Long-term debt and capital lease obligations, less current portion	411,551	855,160
Deferred revenue, less current portion	4,919	4,909
Other non current liabilities	17,334	7,076

	630,870	1,120,989
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 105,720,821 shares issued and 103,457,846 outstanding as of December 31, 2009, and 102,972,546 shares issued and 100,709,571 outstanding as of December 31, 2008, at cost	106	103
Treasury stock, 2,262,975 shares at December 31, 2009 and December 31, 2008, at cost	(25,068)	(25,068)
Additional paid-in capital	1,657,888	1,602,667
Accumulated other comprehensive loss	(2,078)	(4,879)
Accumulated deficit	(110,579)	(57,628)

Total stockholders’ equity	1,520,269	1,515,195

	$2,151,139	$2,636,184

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenues	$483,911	$330,045	$144,943
Costs and expenses:
Cost of revenues	65,916	44,568	9,238
Research and development	94,632	67,714	13,204
Selling, general and administrative	133,207	114,614	55,316
Depreciation	18,408	13,832	5,090
Amortization	81,934	59,139	5,981
Restructuring and asset impairment charges	53,619	—	4,546

Total costs and expenses	447,716	299,867	93,375

Operating income from continuing operations	36,195	30,178	51,568
Interest expense	(52,028)	(54,834)	(15,446)
Interest income and other, net	4,394	11,732	23,199
Loss on debt redemption	(8,687)	—	—
Gain on sale of strategic investments	—	5,238	—
Impairment losses on strategic investments	—	—	(5,000)

(Loss) income from continuing operations before income taxes	(20,126)	(7,686)	54,321
Income tax (benefit) expense	(1,421)	(23,409)	14,468

(Loss) income from continuing operations, net of tax	(18,705)	15,723	39,853
Discontinued operations, net of tax	(34,246)	(129,783)	(14,537)

Net (loss) income	$(52,951)	$(114,060)	$25,316

Basic earnings per common share:
Basic (loss) income per share from continuing operations	$(0.18)	$0.18	$0.75
Basic loss per share from discontinued operations	$(0.34)	$(1.50)	$(0.27)

Basic net earnings per share	$(0.52)	$(1.32)	$0.48

Shares used in computing basic net earnings per share	100,860	85,334	52,470

Diluted earnings per common share:
Diluted (loss) income per share from continuing operations	$(0.18)	$0.18	$0.74
Diluted loss per share from discontinued operations	$(0.34)	$(1.50)	$(0.27)

Diluted net earnings per share	$(0.52)	$(1.32)	$0.47

Shares used in computing diluted net earnings per share	100,860	85,357	53,104

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2006	57,011,137	$57	(5,315,800)	$(88,448)	$372,412	$10,974	$171,147	$466,142
Cumulative effect of accounting change (See Note 6)					28,394		(1,583)	26,811

Adjusted balances as of December 31, 2006	57,011,137	$57	(5,315,800)	$(88,448)	$400,806	$10,974	$169,564	$492,953
Comprehensive income:
Net income							25,316	25,316
Foreign currency translation adjustment, net of tax						1,151		1,151
Unrealized gains in investments, net of tax						282		282

Total comprehensive income								26,749
Issuance of common stock upon exercise of options	3,081,440	3			59,954			59,957
Issuance of common stock under employee stock purchase plan	429,133				7,065			7,065
Issuance of restricted stock	725,733	1			(1)			—
Equity-based compensation					16,158			16,158
Stock repurchase			(2,118,719)	(50,000)				(50,000)
Cumulative effect from adoption of FIN 48					15,461			15,461
Issuance of warrants					8,388			8,388

Balances as of December 31, 2007	61,247,443	$61	(7,434,519)	$(138,448)	$507,831	$12,407	$194,880	$576,731
Comprehensive loss:
Net loss							(114,060)	(114,060)
Foreign currency translation adjustment, net of tax						(11,440)		(11,440)
Unrealized losses in investments, net of tax						(5,846)		(5,846)

Total comprehensive loss								(131,346)
Issuance of common stock upon exercise of options	223,987				3,138			3,138
Issuance of common stock under employee stock purchase plan	347,866				4,825			4,825
Issuance of restricted stock	220,000							—
Restricted stock forfeitures	(283,104)							—
Equity-based compensation					15,500			15,500
Issuance of common stock in connection with the Gemstar acquisition	48,650,873	49			1,072,427			1,072,476
Cancellation of treasury stock	(7,434,519)	(7)	7,434,519	138,448	7		(138,448)	—
Excess tax benefit associated with stock plans					(1,061)			(1,061)
Stock repurchase			(2,262,975)	(25,068)				(25,068)

Balances as of December 31, 2008	102,972,546	$103	(2,262,975)	$(25,068)	$1,602,667	$(4,879)	$(57,628)	$1,515,195
Comprehensive loss:
Net loss							(52,951)	(52,951)
Foreign currency translation adjustment, net of tax						1,905		1,905
Unrealized losses in investments, net of tax						896		896

Total comprehensive loss								(50,150)
Issuance of common stock upon exercise of options	1,563,001	2			27,485			27,487
Issuance of common stock under employee stock purchase plan	483,838				5,346			5,346
Issuance of restricted stock, net	701,436	1			(1)			—
Equity-based compensation					22,391			22,391

Balances as of December 31, 2009	105,720,821	$106	(2,262,975)	$(25,068)	$1,657,888	$(2,078)	$(110,579)	$1,520,269

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(52,951)	$(114,060)	$25,316
Adjustments to reconcile net (loss) income to net cash provided by operations:
Discontinued operations, net of tax	34,246	129,783	14,537
Depreciation and amortization	100,342	72,971	11,071
Amortization of note issuance costs and discount	20,782	14,161	9,288
Equity-based compensation	22,391	13,610	9,793
Impairment losses on strategic investments	—	—	5,000
Restructuring and asset impairment charges	48,872	—	2,044
Deferred taxes	(20,530)	(27,035)	(6,904)
Write-off of note issuance costs	5,633	—	—
Gain on sale of strategic investment	—	(5,238)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	12,254	(10,216)	(5,020)
Deferred revenue	1,663	13,342	290
Prepaid expenses, other current assets and other assets	(3,869)	16,816	(23,584)
Accounts payable, accrued expenses, and other long-term liabilities	(11,601)	(48,709)	25,260

Net cash provided by operating activities of continuing operations	157,232	55,425	67,091
Net cash provided by operating activities of discontinued operations	1,184	12,649	24,629

Net cash provided by operating activities	158,416	68,074	91,720

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(84,354)	(112,741)	(1,156,590)
Sales or maturities of long and short term marketable investments	113,571	254,463	1,148,583
Acquisition of Gemstar, net of cash acquired	—	(911,164)	—
Proceeds from dispositions of businesses, net of costs to sell	266,205	195,860	—
Loan made in conjunction with TV Guide Magazine Sale	—	(7,403)	—
Payments for other acquisitions, net of cash acquired	(23,970)	—	(129,813)
Purchases of property and equipment	(19,775)	(10,381)	(1,136)
Other investing activities	(110)	(1,023)	(1,518)
(Increase) decrease in restricted cash	(36,838)	—	12,000

Net cash provided by (used in) investing activities of continuing operations	214,729	(592,389)	(128,474)
Net cash used in investing activities of discontinued operations	—	(1,576)	(5,033)

Net cash provided by (used in) investing activities	214,729	(593,965)	(133,507)

Cash flows from financing activities:
Purchase of treasury stock	—	(25,068)	(50,000)
Principal payment under capital lease and debt obligations	(440,344)	(4,299)	(1,355)
Proceeds from issuance of debt, net of issuance costs	—	615,353	—
Proceeds from exercise of options and other financing activities	27,487	3,138	59,957
Proceeds from stock issued under employee stock purchase plan	5,346	4,825	7,065

Net cash (used in) provided by financing activities of continuing operations	(407,511)	593,949	15,667
Net cash used in financing activities of discontinued operations	(114)	(442)	—

Net cash (used in) provided by financing activities	(407,625)	593,507	15,667
Effect of exchange rate changes on cash	702	(2,498)	524

Net (decrease) increase in cash and cash equivalents	(33,778)	65,118	(25,596)
Cash and cash equivalents at beginning of year	199,188	134,070	159,666

Cash and cash equivalents at end of year	$165,410	$199,188	$134,070

Cash paid during the year:
Income taxes	$36,932	$6,764	$1,266

Interest	$37,179	$34,188	$6,329

Supplemental schedule of non-cash transactions:
Issuance of warrants for business acquisition	$—	$—	$8,388

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Rovi Corporation (the “Company”), a Delaware Corporation, was formed in 2007. On May 2, 2008, Macrovision Corporation acquired Gemstar-TV Guide International, Inc. (“Gemstar”). Upon consummation of this transaction, the Company assumed ownership of both Gemstar and Macrovision Corporation. The common stock of Macrovision Corporation and Gemstar were de-registered and Macrovision Corporation stockholders were provided one share in Rovi Corporation for each share of Macrovision Corporation common stock owned as of the closing. In addition, all treasury stock held by Macrovision Corporation was cancelled. Macrovision Corporation is the predecessor registrant to Rovi Corporation and has been determined to be the predecessor for accounting purposes; therefore, for periods prior to May 2, 2008, the consolidated financial statements reflect the financial position and results of operations and cash flows of Macrovision Corporation. The Company’s results of operations include the operations of Gemstar from May 2, 2008, forward.

The Company’s offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rovi Corporation and its wholly and majority owned subsidiaries after elimination of intercompany accounts and transactions.

On April 1, 2008, the Company sold its software and games businesses (referred to as “Software” and “Games”, respectively). On November 17, 2008, the Company sold its RightCommerce (also known as “eMeta”) business and on December 1, 2008, the Company sold its TV Guide Magazine business. On January 27, 2009, the Company sold its TVG Network business and on February 28, 2009, the Company sold its TV Guide Network and TV Guide Online businesses. Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”. The results of operations and cash flows of Software, Games, eMeta and the Media Properties have been classified as discontinued operations for all periods presented (See Note 4).

Subsequent events have been evaluated up to and including February 12, 2010, which is the date these financial statements were issued.

Reclassifications

Certain financial statement items for prior periods have been reclassified to conform to the 2009 presentation.

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

Recent Accounting Pronouncements

In 2009, the Company adopted an update to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 855 (formerly SFAS No. 165) related to subsequent events. This update defines subsequent events as either recognized (previously referred to in practice as Type I) or non-recognized (previously referred to in practice as Type II). The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, the Company adopted Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements (Topic 820)—Measuring Liabilities at Fair Value. ASU 2009-5 amends ASC topic 820 by providing additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, the Company adopted an update to FASB ASC topic 320 (formerly FSP SFAS 115-2 and FAS 124-2) related to the recognition and presentation of other-than-temporary impairments. This update replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with the requirement that management assert: (i) it does not have the intent to sell the security; and (ii) it is more likely than not it will not have to sell the security before recovery of its cost basis. The update also incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, the Company adopted an update to FASB ASC topic 820 (formerly FSP SFAS 157-4) related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This update affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether potentially comparative transactions are orderly transactions or transactions that are not orderly (that is, distressed or forced). The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, the Company adopted an update to FASB ASC topic 805 (formerly SFAS No. 141 (R)) related to business combinations. New requirements include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed; (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2009, the Company adopted an update to FASB ASC topic 350 (formerly FSP SFAS 142-3) related to the determination of the useful life of intangible assets. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset under FASB ASC topic 350 (formerly SFAS 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC topic 805, (formerly SFAS No. 141(R)). The adoption did not have a material impact on the Company’s financial position or results from operations.

In 2008, the FASB issued an update to FASB ASC topic 820 (formerly FSP SFAS 157-2). This update deferred the effective date of changes to fair value measurements as it relates to non-financial assets and liabilities including items such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination until fiscal years beginning after November 15, 2008. Effective January 1, 2009, the Company began applying the changes to the fair value measurements which were previously deferred. The adoption of these changes did not have a material impact on the Company’s financial position or results from operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. The Company will adopt this update under the prospective method and will apply the new guidance to agreements entered into or materially modified after January 1, 2010.

The adoption of ASU 2009-13 may have a material impact on the Company’s revenue in any given future period. For example, the Company often enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a specified period for a flat fee. Under the previous multiple element guidance, the Company generally would not be able to provide objective and reliable evidence of the fair value of the go-forward license arrangement (the undelivered element) and therefore would have recognized all revenue for such agreement ratably over the term of the agreement. Applying the guidance in the update, the Company would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term of the agreement.

In October 2009, the FASB issued ASU 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition. The Company will adopt ASU 2009-14 on a prospective basis to revenue arrangements entered into or materially modified after January 1, 2010. The Company does not anticipate the adoption of ASU 2009-14 will have a material impact on its future financial position or results from operations.

Cash, Cash Equivalents and Investments

The Company considers investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments in 2009 consist primarily of auction rate securities, U.S treasury and agency securities and corporate debt securities. Short-term investments in 2008 also included US and municipal securities, and commercial paper. All marketable securities with maturities over one year or those for which the Company’s intent is to retain for more than twelve months are classified as long-term marketable investment securities.

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

In December 2008, the Company entered into an agreement (the “Agreement”) with UBS AG which provides (1) the Company the right (“Put Option”) to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. The Company elected to measure the Put Option under the fair value option and recorded income of approximately $10.4 million pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment loss of approximately $10.4 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no material impact to the Consolidated Statement of Operations for the year ended December 31, 2008. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. The Company’s auction rate securities which were not purchased from this investment firm continue to be classified as available-for-sale securities.

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

Joint Ventures and Other Investments

The Company accounts for its 49% share of the operations of the Guideworks, LLC joint venture with Comcast Corporation as research and development expense. Other investments of 50% or less in entities in which the Company has the ability to exercise significant influence over operations are accounted for using the equity method.

Deferred Revenue

Deferred revenue represents cash amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed.

Comprehensive Income

Comprehensive income includes net (loss) income, foreign currency translation adjustments and unrealized gains and losses, net of related taxes, on marketable investment securities that have been excluded from the determination of net (loss) income. The Company has reported the components of comprehensive income on its consolidated statements of stockholders’ equity. The change in unrealized gains and losses on investments during the year ended December 31, 2008 includes the reduction of $3.2 million, net of taxes, of unrealized gains which became realized gains when the Company sold its investment in Digimarc Corporation during the first quarter of 2008 (See Note 9). Foreign currency translation adjustments during the year ended December 31, 2008 includes a reduction of $5.0 million arising from the sale of Software business.

Revenue Recognition

The Company’s revenue from continuing operations primarily consists of license fees for IPG products and patents, royalty fees on copy-protected products, licenses for its content protection technologies and licensee fees for its entertainment metadata. The Company recognizes revenue when the following conditions are met (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

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

The Company’s ACP technology licensing agreements often pay a per-unit royalty fee for the shipment of DVDs and the shipment of digital set-top boxes that incorporate our technology. The Company relies on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. The Company has established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis. Licensees generally report activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. The Company has also entered into agreements with certain entertainment studios for which they have the right to ship an unlimited number of DVDs that utilize our ACP technology over a specified term for a flat fee. The Company records the revenue associated with these arrangements on a straight-line basis over the specified term. In addition, the Company has also entered into agreements with CE manufacturers in which they pay us a one-time fee for a perpetual license to our ACP technology. Provided that collectability is reasonable assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

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

Cost of Revenues

Cost of revenues consists primarily of data costs, patent prosecution, patent maintenance and patent litigation costs.

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation costs for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not evaluated to be more likely than not.

The Company adopted updates to ASC topic 740, Income Taxes (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), effective January 1, 2007. This update prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This update also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption, the Company applied the provisions of this update to all income tax positions. The cumulative effect of applying the provisions of this update have been reported as an adjustment to the opening balance of additional paid-in-capital in the consolidated balance sheet as of the beginning of 2007.

Taxes Collected from Customers

The Company applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is generally the applicable local currency. The translation of foreign currency denominated financial statements into United States Dollar is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate for the respective periods. Adjustments resulting from such translation are included in comprehensive income. Gains or losses resulting from foreign currency transactions included in the consolidated statements of operations were not material in any of the periods presented.

Business and Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality institutions.

The Company performs ongoing credit evaluations of its customers as necessary. As a percentage of net revenues from continuing operations, the Company did not have any customers that were equal to or greater than 10% of net revenue for the year ended December 31, 2008. In 2009, the Company generated revenue from one customer which exceeded 10% of its net revenue from continuing operations. In 2007, the Company generated revenue from a different customer which exceeded 10% of its net revenue from continuing operations. As a percentage of trade accounts receivable, net from continuing operations, the Company had one customer that was equal to or greater than 10% as of December 31, 2008 and two customers that were equal to or greater than 10% as of December 31, 2007. As of December 31, 2009 the Company did not have any customers whose receivable exceeded 10% of its net trade accounts receivable.

Earnings Per Share

On January 1, 2009, the Company adopted an update to FASB ASC topic 260 related to determining whether instruments granted in share-based payment transactions are participating securities (formerly FSP EITF 03-6-1). This update defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method. The Company’s non-vested restricted stock awards granted prior to June 30, 2009, qualify as participating securities. As required, all prior-period EPS data has been adjusted. The adoption did not have a material impact on the Company’s EPS.

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of loss from continuing operations for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and non-participating restricted stock using the treasury stock method.

The calculation of earnings per common share and diluted earnings per common share is presented below.

	December 31,
	2009	2008	2007
Basic (loss) income per common share
(Loss) income from continuing operations	$(18,705)	$15,723	$39,853
Income allocated to participating securities	—	(178)	(720)

(Loss) income allocated to common shareholders from continuing operations	$(18,705)	$15,545	$39,133

Discontinued operations	$(34,246)	$(129,783)	$(14,537)
Loss allocated to participating securities	—	1,468	263

Discontinued operations allocated to common shareholders	$(34,246)	$(128,315)	$(14,274)

Net (loss) income	$(52,951)	$(114,060)	$25,316
Loss (income) allocated to participating securities	—	1,290	(457)

Net (loss) income allocated to common shareholders	$(52,951)	$(112,770)	$24,859

Weighted average basic common shares outstanding	100,860	85,334	52,470

(Loss) income per common share from continuing operations	$(0.18)	$0.18	$0.75
Loss per common share from discontinued operations	(0.34)	(1.50)	(0.27)

Net earnings per common share	$(0.52)	$(1.32)	$0.48

Diluted (loss) income per common share
(Loss) income from continuing operations	$(18,705)	$15,723	$39,853
Income allocated to participating securities	—	(178)	(711)

(Loss) income allocated to common shareholders from continuing operations	$(18,705)	$15,545	$39,142

Discontinued operations	$(34,246)	$(129,783)	$(14,537)
Loss allocated to participating securities	—	1,468	259

Discontinued operations allocated to common shareholders	$(34,246)	$(128,315)	$(14,278)

Net (loss) income	$(52,951)	$(114,060)	$25,316
Loss (income) allocated to participating securities	—	1,290	(452)

Net (loss) income allocated to common shareholders	$(52,951)	$(112,770)	$24,864

Weighted average diluted common shares outstanding	100,860	85,334	52,470
Dilutive potential common shares	—	23	634

Weighted average diluted common shares outstanding	100,860	85,357	53,104

(Loss) income per common share from continuing operations	$(0.18)	$0.18	$0.74
Loss per common share from discontinued operations	(0.34)	(1.50)	(0.27)

Net earnings per common share	$(0.52)	$(1.32)	$0.47

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	December 31,
	2009	2008	2007
	(In thousands)
Stock options	7,933	6,332	2,141
Restricted stock	188	—	—
Warrants (1)	7,955	7,955	7,955
Convertible senior notes (1)	8,486	8,486	8,486

Total weighted average potential common shares excluded from diluted net earnings per share	24,562	22,773	18,582

(1)	In August 2006, in conjunction with the issuance of the Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The Company also entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares of the Company’s common stock at a price of $28.2829 per share. For additional information on the terms of these instruments, see Note 6. In addition, in connection with a 2007 acquisition the Company agreed to issue a warrant for the purchase of 0.9 million shares of its common stock. This warrant is not included in the table above, as it has not been issued.

Goodwill and Other Intangibles from Acquisitions

Goodwill is reviewed for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

Intangible assets with definite lives are amortized over their estimated useful life, generally three to twenty years, and reviewed for impairment when events and circumstances indicate that the intangible asset might be impaired.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company records impairment losses on long-lived assets, excluding goodwill and indefinite-lived intangible assets, used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If required, the impairment recognized is the difference between the fair value of the asset and its carrying amount.

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

Research and Development

Expenditures for research and development are expensed as incurred. The Company had no capitalized research and development costs as of December 31, 2009, 2008 or 2007.

Advertising Expenses

The Company expenses all advertising costs as incurred and for its continuing operations classifies these costs under selling, general and administrative expense.

(2) Financial Statement Details

Property and Equipment, Net (in thousands):

	December 31,
	2009	2008
Computer software and equipment	$76,336	$59,609
Software under capital lease	—	347
Leasehold improvements	15,365	12,317
Furniture and fixtures	5,534	5,378

	97,235	77,651
Less accumulated depreciation and amortization	(54,111)	(32,299)

Property and equipment, net	$43,124	$45,352

Depreciation expense for our continuing operations for the years ended December 31, 2009, 2008, and 2007 were $18.4 million, $13.8 million, and $5.1 million, respectively.

Accounts payable and Accrued Expenses (in thousands):

	December 31,
	2009	2008
Accounts payable	$2,576	$3,544
Accrued compensation	32,914	28,499
Interest payable	2,397	8,661
Other accrued liabilities	43,482	44,982

Accounts payable and accrued expenses	$81,369	$85,686

Interest Income and Other, Net (in thousands):

	Year ended December 31,
	2009	2008	2007
Interest income	$3,357	$10,461	$21,134
Foreign currency gains	670	1,299	2,029
Other income (expense)	367	(28)	36

Interest income and other, net	$4,394	$11,732	$23,199

Allowance for Doubtful Accounts (in thousands):

Continuing Operations

	Balance at Beginning of Period	Additions	Deductions	Other	Balance at End of Period
2009	$2,879	$687	$439	$—	$3,127
2008	$447	$2,125	$199	$506	$2,879
2007	$974	$469	$996	$—	$447

(3) Business Combinations

2009 Acquisitions

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

2008 Acquisition

Gemstar Acquisition

On May 2, 2008, the Company acquired Gemstar in a cash and stock transaction. Gemstar was a technology, media and entertainment company that developed, licensed, marketed and distributed products and services targeted at the video guidance and entertainment needs of consumers worldwide. The total purchase price for Gemstar was approximately $2.65 billion.

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

The Company’s purchase price allocation is as follows (in thousands):

	Weighted Average Estimated Useful Life
Cash and cash equivalents			$663,618
Trade accounts receivable			74,848
Property and equipment			72,546
Goodwill			932,755
Identifiable intangible assets:
Developed technology and patents	13	774,080
Trademarks/Tradenames	20	141,630
Customer relationships	14	184,050
Content database	15	18,810

Total identifiable intangible assets			1,118,570
Other assets			56,667
Accounts payable and other liabilities			(144,708)
Restructuring charge (See note 8)			(21,162)
Deferred tax liabilities, net			(3,815)
Deferred revenue			(85,461)
Capital lease obligations			(11,898)

Total purchase price			$2,651,960

Developed technology and patents relate to Gemstar’s products that are technologically feasible and Gemstar’s patents. Trademarks/Tradenames are primarily related to Gemstar’s brands and tradenames acquired. Customer relationships represent existing contracts that relate primarily to underlying customer relationships. Content represents the database of program listings and descriptions gathered over time. Identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives. Included in deferred tax liabilities, net above is a $378 million deferred tax asset (See Note 12).

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

Self Protecting Digital Content (“SPDC”) Technology

In November 2007, the Company acquired SPDC from a privately held business in a taxable transaction, for $45.2 million, plus warrants exercisable for 0.9 million shares of the Company’s stock valued at $8.4 million. SPDC created the BD+ technology.

Mediabolic

On January 1, 2007, the Company acquired Mediabolic, Inc. (“Mediabolic”), a privately held company based in San Mateo, California, for $43.6 million. Mediabolic was a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented below (in thousands, except per share amounts) assumes the acquisition of Gemstar, AMG, and SPDC had occurred on January 1, 2007. The unaudited pro forma financial information does not include the results of Software, Games, eMeta and the Media Properties as these businesses have been classified as discontinued operations and does not reflect the 2009 acquisitions as these acquisitions were immaterial. The unaudited pro forma financial information assumes $275 million of net proceeds from the sale of these businesses was used to reduce the amount of debt outstanding as of January 1, 2007. The unaudited pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The unaudited pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

	Year Ended December 31,
	2008 (1)	2007 (2)
Net revenue	$432,047	$398,328
Operating income	$71,436	$7,661
Income (loss) from continuing operations	$46,594	$(38,639)
Basic and diluted earnings (loss) per share from continuing operations	$0.45	$(0.38)

(1)	The year ended December 31, 2008, includes a $32.5 million pre-tax benefit from a Gemstar insurance settlement.
(2)	The year ended December 31, 2007, includes a $10.7 million pre-tax benefit from the resolution of matters related to a former Gemstar CEO.

(4) Discontinued Operations and Assets Held for Sale

TV Guide Network and TV Guide Online

On February 28, 2009, the Company sold its TV Guide Network and TV Guide Online business units for approximately $242 million in cash, of which $36.8 million was deposited in a 15 month escrow account as a source of recovery in the event the buyer has an indemnifiable claim. The Company has recorded this $36.8 million as restricted cash on its Consolidated Balance Sheet.

The assets and liabilities attributable to the Company’s TV Guide Network and TV Guide Online business units classified in the Consolidated Balance Sheet as held for sale at December 31, 2008, consist of the following (in thousands):

December 31, 2008
Trade accounts receivable, net	$17,320
Property and equipment, net	22,914
Other assets	4,893
Goodwill and intangible assets	223,595
Accounts payable and other liabilities	(11,749)
Capital lease	(11,456)
Deferred revenue	(8,574)

Total net assets held for sale	$236,943

TVG Network

On January 27, 2009, the Company sold its TVG Network business unit for approximately $50.7 million. Included in the net assets sold was $11.9 million in cash.

The assets and liabilities attributable to the Company’s TVG Network business unit classified in Consolidated Balance Sheet as held for sale at December 31, 2008, consist of the following (in thousands):

December 31, 2008
Trade accounts receivable, net	$5,255
Property and equipment, net	3,927
Other assets	1,499
Goodwill and intangible assets	50,119
Accounts payable and other liabilities	(24,242)

Total net assets held for sale	$36,558

TV Guide Magazine

On December 1, 2008, the Company sold its TV Guide Magazine business unit in exchange for the assumption of its net liabilities. During the third quarter of 2009, the Company made a $2.6 million payment to the buyer of TV Guide Magazine to settle the final working capital adjustment. This payment is recorded in proceeds from disposition of businesses, net of costs to sell on the Consolidated Statement of Cash Flows.

eMeta

On November 17, 2008, the Company sold its eMeta business for $0.8 million in cash.

Software

On April 1, 2008, the Company sold its Software business unit for $191 million and its Games business unit for $4 million in cash.

All Discontinued Operations

The results of operations of the Company’s discontinued businesses through the date of disposition consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenue:
Software	$—	$27,503	$112,914
Games	—	1,633	9,177
eMeta	—	6,222	10,742
TV Guide Magazine	—	70,072	—
TV Guide Network / TV Guide Online	20,319	85,656	—
TVG Network	2,616	38,145	—

Pre-tax (loss) income
Software (1)	$—	$(7,187)	$11,701
Games (2)	—	(2,551)	(33,215)
eMeta (3)	—	(11,630)	(3,396)
TV Guide Magazine	—	(13,422)	—
TV Guide Network / TV Guide Online (4)	1,825	(126,610)	—
TVG Network (5)	(694)	(67,859)	—
Pre-tax (loss) gain on disposal of business units	(3,661)	153,273	—
Income tax (expense) benefit	(31,716)	(53,797)	10,373

Loss from discontinued operations, net of tax	$(34,246)	$(129,783)	$(14,537)

(1)	Software pre-tax income in 2007 included $8.3 million of restructuring and asset impairment charges and $7.0 million in legal settlement charges.
(2)	Games pre-tax loss in 2007 included $13.2 million of restructuring charges and asset impairment charges.
(3)	eMeta pre-tax loss in 2008 included $6.7 million in goodwill and intangible asset impairment charges.
(4)	TV Guide Network / TV Guide Online pre-tax loss in 2008 included $138.3 million in goodwill and intangible asset impairment charges.
(5)	TVG Network pre-tax loss in 2008 included $70.0 million in goodwill and intangible asset impairment charges.

(5) Goodwill and Other Intangibles

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determined the fair value of its reporting unit using a market approach and a discounted cash flow approach and compared it to the carrying amount of the reporting unit at the balance sheet date. There were no impairment charges related to continuing operations for any of the reported periods. See Note 4 regarding impairment charges for discontinued operations.

Goodwill information is as follows for continuing operations (in thousands):

	Balance at Beginning of Period	Goodwill Acquired	Assets Held for Sale	Foreign Currency Translation	Balance at End of Period
2009	$828,185	$22,256	$—	$3,624	$854,065
2008	$199,209	$927,330	$(295,305)	$(3,049)	$828,185

During the second quarter of 2009, the Company completed extensive consumer research regarding its brands. This consumer research indicated that the brands acquired by the Company did not represent the future vision of the Company and did not carry a positive connotation in the market. The Company determined these results to be an indicator of potential impairment of its trademark intangible assets. The Company determined the fair value of its trademark intangible assets using the relief-from-royalty method. The relief-from-royalty method uses Level 3 inputs to estimate the after-tax saving enjoyed by owning the assets as opposed to paying a third party for its use. The Company determined the fair value of its trademark and intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the second quarter of 2009. This impairment charge is included in restructuring and asset impairment charges on the Consolidated Statements of Operations.

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of December 31, 2009 and 2008 (in thousands)

	December 31, 2009
	Gross Costs	Accumulated Amortization	Net
Developed technology and patents	$827,838	$(131,201)	$696,637
Existing contracts and customer relationships	46,577	(11,323)	35,254
Content databases	50,973	(10,086)	40,887
Trademarks / Tradenames	8,300	(1,707)	6,593

	$933,688	$(154,317)	$779,371

	December 31, 2008
	Gross Costs	Accumulated Amortization	Net
Developed technology and patents	$826,968	$(61,438)	$765,530
Existing contracts and customer relationships	43,635	(6,800)	36,835
Content database	44,652	(4,690)	39,962
Trademarks / Tradenames	55,047	(2,303)	52,744

	$970,302	$(75,231)	$895,071

The following table summarizes the Company’s estimated amortization expense through the year 2014 and thereafter (in thousands):

Year ending	Amortization Expense
2010	$79,917
2011	76,808
2012	72,896
2013	70,835
2014	69,981
Thereafter	408,934

Total amortization expense	$779,371

(6) Debt

Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company, entered into a $550 million five year senior secured term loan credit facility (“Term Loan”). As of December 31, 2009, $207.2 million was outstanding. The Term Loan is guaranteed by Company domestic subsidiaries, and the assets and shares of Company domestic subsidiaries are pledged as collateral against the Term Loan. The Company is required to use the proceeds from asset sales of $75 million or more to pay down the Term Loan; proceeds from assets sales of less than $75 million may be retained for investment in fixed or capital assets. The Company may elect to pay interest at a rate of (i) libor plus 3.75%, with a libor floor of 3.5% or (ii) the Term Loan administrative agent’s prime rate plus 2.75%. As of December 31, 2009, the interest rate is 6%. The Term Loan includes customary covenants, including total leverage ratio limits, fixed charge coverage minimums and restrictions on additional debt incurrance and dividend payments among others. Beginning in 2010, the Company is required to make a payment on the Term Loan each February. This payment is a percentage, as calculated per the Term Loan agreement, of the prior year’s Excess Cash Flow, as defined in the Term Loan agreement. The payment due in February 2010 is $18.5 million. As of December 31, 2009, the Company was in compliance with the Term Loan debt covenants.

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

Note issuance costs related to the Term Loan are being amortized to interest expense over the term of the Term Loan and have been included in “Other Assets” on the consolidated balance sheet. Note issuance costs related to the term loan were $15.1 million as of December 31, 2009.

11% Senior Notes

In connection with the Gemstar acquisition, the Company issued $100 million of 11% senior notes (“11% Senior Notes”) due 2013. On August 5, 2009, the Company redeemed the $100 million 11% Senior Notes at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the 11% Senior Notes could be retired without a premium. In addition, the Company paid $0.6 million to the Term Loan holders to obtain their consent to redeem the 11% Senior Notes. In connection with the redemption of the 11% Senior Notes, the Company has recorded an $8.7 million loss on debt redemption on its Consolidated Statement of Operations for the year ended December 31, 2009. This loss is comprised of the $2.8 million make-whole payment discussed above, the write-off of $5.6 million in note issuance costs and $0.3 million in fees associated with the note redemption.

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

The Company pays cash interest at an annual rate of 2.625%, semi-annually on February 15 and August 15 of each year. Note issuance costs are being amortized to interest expense over the term of the Convertible Notes and have been included in “Other Assets” on the consolidated balance sheet. Note issuance costs related to the Convertible Notes were $1.9 million as of December 31, 2009.

Concurrently with the issuance of the Convertible Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the Convertible Notes, of the Company’s common stock at a price of approximately $28.28 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to stockholders’ equity.

In addition, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants which have been recorded as an increase to stockholders’ equity.

On January 1, 2009, the Company adopted an update to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 470 related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) (formerly FASB Staff Position APB 14-1). This update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company applied the provisions retrospectively to all periods presented resulting in an increase to interest expense of $8.5 million, an increase to income tax benefit of $3.3 million, an increase to net loss of $5.2 million and an increase in diluted loss per share of $0.06 for the year ended December 31, 2008. For the year ended December 31, 2007, applying the provisions of the update resulted in an increase to interest expense of $7.8 million, a decrease to income tax expense of $1.6 million, a decrease to net income of $6.2 million, and a decrease in diluted earnings per share of $0.11. Additionally, stockholders’ equity as of December 31, 2008 and 2007, was increased by $15.9 million and $21.3 million, respectively. In addition, as of December 31, 2008, current deferred tax assets, net increased by $0.2 million, other long-term assets decreased by $0.7 million, long-term deferred tax liabilities, net increased by $10.2 million and long-term debt was decreased by $26.6 million.

As of December 31, 2009 and 2008, the principal amount of the Company’s Convertible Notes was $240.0 million. As of December 31, 2009 and 2008, the unamortized discount on the Convertible Notes due to applying these provisions was $17.2 million and $26.6 million, resulting in a carrying amount of $222.8 million and $213.4 million, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company recorded $9.4 million, $8.7 million and $8.1 million, respectively, of interest expense for the Convertible Notes related to the amortization of the discount resulting in an effective yield of approximately 7.4%.

(7) Cash, Cash Equivalents, Investments and Fair Value

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2009:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$36,801	$—	$—	$36,801
Cash Equivalents—money markets	128,609	—	—	128,609

Total cash and cash equivalents	$165,410	—	—	$165,410

Restricted cash	$36,838	$—	$—	$36,838

Available-for-sale investments:
Auction rate securities	$17,100	$—	$(1,821)	$15,279
Corporate debt securities	38,583	189	(24)	38,748
Treasury/Agencies	22,300	1	(17)	22,284

Total available-for-sale investments	$77,983	$190	$(1,862)	$76,311

Auction rate securities classified as trading				$51,952
ARS Put Option				$5,773

Total cash, cash equivalents, restricted cash and investments				$336,284

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2008:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$37,271	—	—	$37,271
Cash Equivalents—money markets	154,842	—	—	154,842
Cash Equivalents—0-90 day investments	7,072	4	(1)	7,075

Total cash and cash equivalents	$199,185	$4	$(1)	$199,188

Available-for-sale investments:
Auction rate securities	$17,100	—	$(2,758)	$14,342
Commercial paper	22,066	24	(21)	22,069
Corporate debt securities	24,184	188	(37)	24,335
Treasury/Agencies	32,329	43	(25)	32,347
US and municipal securities	7,381	20	—	7,401

Total available-for-sale investments	$103,060	$275	$(2,841)	$100,494

Auction rate securities classified as trading				$52,005
ARS Put Option				$10,370

Total cash, cash equivalents and investments				$362,057

In 2008, the Company recognized $10.4 million in other-than-temporary impairments due to the transfer of certain auction rate securities from available-for-sale to trading (See Note 1).

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	—	—	15,279	(1,821)	$15,279	$(1,821)
Corporate securities	6,173	(24)	—	—	6,173	(24)
Treasuries / Agencies	14,972	(17)	—	—	14,972	(17)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$14,342	$(2,758)	—	—	$14,342	$(2,758)
Commercial paper	9,970	(21)	—	—	9,970	(21)
Corporate securities	8,365	(37)	—	—	8,365	(37)
Treasuries / Agencies	8,916	(25)	—	—	8,916	(25)

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at December 31, 2009 is comprised solely of AAA rated investments, in federally insured student loans and municipal and educational authority bonds. Due to the Company’s belief that the market for such securities may take in excess of twelve months to fully recover and because the Company has the ability and intent to hold these investments until the market recovers, the Company has classified these investments as long-term marketable securities on the Consolidated Balance Sheet at December 31, 2009. The Company continues to earn interest on all of its auction rate security instruments.

The following inputs, as defined under FASB ASC 820, were used to determine the fair value of the Company’s investment securities at December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$128,609	$128,609	$—	$—
Money market funds (restricted cash)	36,838	36,838	—	—
Fixed income available-for-sale securities	61,032	—	61,032	—
Auction rate securities (Available-for-sale)	15,279	—	—	15,279
Auction rate securities (Trading)	51,952	—	—	51,952
ARS Put Option	5,773	—	—	5,773

Total	$299,483	$165,447	$61,032	$73,004

The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option as of December 31, 2009 (in thousands):

Balance at December 31, 2008	$76,717
Gain on ARS classified as trading and recorded in other income	4,597
Unrealized gain included in accumulated other comprehensive income	936
ARS Put Option loss recorded in other income	(4,596)
Settlements	(4,650)

Balance at December 31, 2009	$73,004

The following inputs were used to determine the fair value of the Company’s outstanding debt at December 31, 2009 (in thousands):

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Term Loan	$207,248	$—	$207,766
Convertible Notes (1)	222,789	$298,428	$—

	$430,037

(1)	The principal amount of the Convertible Notes is $240 million (see Note 4).

(8) Restructuring and Asset Impairment Charges

Muze Restructuring Plan

In connection with the acquisition of the assets of Muze (see Note 3), management implemented a plan to restructure Muze’s operations resulting in a charge of $0.9 million during the second quarter of 2009. This was done to eliminate redundancies with the Company’s entertainment metadata business. This charge included $0.7 million for employee severance and a $0.2 million liability for the fair value of future lease payments on abandoned office space. The Company paid all of the employee severance costs in 2009. As of December 31, 2009, the Company had a liability of $0.1 million remaining for the future lease payments related to the abandoned office space.

Q109 Restructuring Plan

In conjunction with the disposition of the Media Properties, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million. This was done to create cost efficiencies for the Company now that it no longer supports the Media Properties. These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space. The Company paid all of the employee severance costs in 2009. As of December 31, 2009, the liability for future lease payments related to the abandoned office space was $2.7 million.

Gemstar Acquisition Restructuring Plan

In conjunction with the Gemstar acquisition, management acted upon a pre-acquisition plan to restructure certain Gemstar operations resulting in severance of $21.2 million. This was done in order to create cost efficiencies for the combined Company. The severance liability was recognized as an assumed liability in the Gemstar acquisition and, accordingly, resulted in an increase to goodwill. As of December 31, 2008, the Company had paid $19.1 million of these costs and had a remaining liability of $2.1 million. During 2009, the Company paid $1.8 million of these costs and had a remaining liability of $0.3 million as of December 31, 2009.

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

A summary of the restructuring and asset impairment amounts included in the Company’s consolidated statements of operations and the restructuring accrual activity was as follows (in thousands):

	Termination Benefits	Contract Terminations	Abandonment of Facilities	Asset Impairment	Total
Charges and activity—continuing operations:
Balance of accrual at January 1, 2007	$—	$—	$—	$—	$—
Charged during the year to continuing operations	2,573	1,100	371	502	4,546
Asset impairments charged to continuing operations	—	—	—	(502)	(502)
Non-cash equity-based compensation	(321)	—	—	—	(321)
Cash payments	(2,151)	(302)	(239)	—	(2,692)

Accrual Balance as of December 31, 2007—continuing operations	101	798	132	—	1,031
Accrual balance as of December 31, 2007—discontinued operations	6	397	—	—	403

Accrual Balance as of December 31, 2007	$107	$1,195	$132	$—	$1,434

Cash payments in 2008	(107)	(766)	(132)	—	(1,005)

Accrual Balance as of December 31, 2008	$—	$429	$—	$—	$429

Accrual reversal (1)	—	(429)	—	—	(429)

Accrual Balance as of December 31, 2009	$—	$—	$—	$—	$—

(1)	This reversal was recorded in restructuring and asset impairment charges in the Consolidated Statement of Operations during the first quarter of 2009.

(9) Strategic Investments

During 2008, the Company sold its investment in Digimarc and recorded a gain of $5.2 million. In 2006, the Company invested $5.0 million in a privately-held digital watermarking company. During the year ended December 31, 2007, the Company recorded a $5.0 million charge for other-than-temporary impairment losses related to such investment.

(10) Equity-based Compensation

Stock Options Plans

The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2000 Equity Incentive Plan (the “2000 Plan”).

As of December 31, 2009, the Company had a total of 29.6 million shares reserved and 13.4 million shares available for issuance under the 2000 and 2008 Plans. The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted after July 15, 2008, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. For options granted prior to July 15, 2008, the vesting periods were generally three years where one-sixth vests in the first year, one-third vests in the second year and the remainder vests in the third year. Option grants have contractual terms ranging from five to ten years.

Restricted stock awards generally vest annually over four years. As of December 31, 2009, the number of shares awarded but unvested was 1.2 million.

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a twenty-four month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

As of December 31, 2009, the Company had reserved, and available for future issuance, 7.0 million shares of common stock for issuance under the ESPP.

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

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110. For options granted after July 15, 2008, the Company changed its standard vesting terms from three to four years and its contractual term from five to seven years. Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate expected term. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Year ended December 31,
	2009	2008	2007
Option Plans:
Dividends	None	None	None
Expected term	4.5 years	3.5 years	3.1 years
Risk free interest rate	2.0%	2.8%	4.5%
Volatility rate	44%	43%	37%

ESPP Plan:
Dividends	None	None	None
Expected term	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.7%	2.1%	4.9%
Volatility rate	49%	45%	35%

The weighted average fair values of equity-based awards are as follows:

	Year ended December 31,
	2009	2008	2007
Weighted average fair value:
Option grants	$8.57	$4.96	$8.23
Restricted stock awards	$26.95	$15.50	$24.86
Employee purchase share rights	$6.82	$3.98	$6.19

As of December 31, 2009, there was $39.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.4 years.

Activity under the Company’s stock option plans is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	7,682,435	$21.78
Granted	1,073,959	$26.39
Canceled	(1,259,670)	$27.00
Exercised	(3,081,440)	$19.46

Outstanding at December 31, 2007	4,415,284	$23.03
Granted	6,046,360	$14.22
Canceled	(2,104,422)	$21.78
Exercised	(223,987)	$14.01

Outstanding at December 31, 2008	8,133,235	$17.05
Granted	2,180,098	$22.52
Canceled	(1,203,269)	$18.65
Exercised	(1,563,001)	$17.59

Outstanding at December 31, 2009	7,547,063	$18.27	4.3	$103,147

Vested and expected to vest at December 31, 2009	5,947,875	$18.54	4.2	$79,742

Exercisable at December 31, 2009	2,308,059	$19.87	2.8	$28,146

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $16.9 million, $0.6 million, and $23.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Activity related to the Company’s restricted awards is as follows:

	Shares	Weighted-average Grant-Date Fair Value	Aggregate Fair Value (1) (in thousands)
Outstanding at December 31, 2006	672,780	$20.01
Granted	910,985	$24.86
Vested	(157,499)	$20.02	$3,895
Forfeited	(185,252)	$19.48

Outstanding at December 31, 2007	1,241,014	$23.66
Granted	220,000	$15.50
Vested	(368,700)	$23.03	$5,436
Forfeited	(283,104)	$23.54

Outstanding at December 31, 2008	809,210	$21.77
Granted	717,055	$26.95
Vested	(281,046)	$22.04	$6,842
Forfeited	(15,619)	$24.10

Outstanding at December 31, 2009	1,229,600	$24.70

(1)	Represents the fair value of the restricted award on the day the award vested.

The Company recorded $22.6 million, $13.6 million and $9.8 million in stock compensation expense from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively.

(11) Stock Repurchase Program

In September 2007, the Board of Directors of Macrovision Corporation authorized a stock repurchase program, which allowed Macrovision Corporation to purchase up to $60.0 million of the Macrovision Corporation’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. On May 5, 2008, the Board of Directors of the Company reconfirmed this stock purchase program. During the fourth quarter of 2008, the Company repurchased 2.3 million shares of common stock for $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2008, treasury stock consisted of 2.3 million shares of common stock that had been repurchased, with a cost basis of approximately $25.1 million.

In August 2006, the Board of Directors of Macrovision Corporation authorized the purchase of up to $100.0 million of Macrovision Corporation’s common stock. In the year ended December 31, 2006, Macrovision Corporation repurchased approximately 2.3 million shares of common stock for $50.0 million. In August and September 2007, Macrovision Corporation repurchased the remaining $50.0 million authorized under the program, or approximately 2.1 million shares of common stock. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2007, there were no shares remaining for repurchase under the August 2006 program. As of December 31, 2007, treasury stock consisted of 7.4 million shares of common stock that had been repurchased, with a cost basis of approximately $138.4 million. As part of the Company’s assumption of ownership of both Gemstar and Macrovision Corporation (See Note 1) all treasury stock held by Macrovision Corporation was canceled.

(12) Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic income	$(47,780)	$(65,982)	$6
Foreign income	27,654	58,296	54,315

Income before provision for income taxes	$(20,126)	$(7,686)	$54,321

Disclosures for 2008 and 2007 have been updated to reflect the adoption of updates to ASC Topic 470 (See Note 6).

Income tax expense for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$3,983	$(57,862)	$17,814
State	4,609	451	(138)
Foreign	11,058	10,559	3,694

Total current (benefit) expense	19,650	(46,852)	21,370

Deferred:
Federal	(17,471)	22,251	(5,644)
State	(3,600)	1,192	(1,258)

Total deferred tax (benefit) expense	(21,071)	23,443	(6,902)

Total tax expense (benefit) from continuing operations	$(1,421)	$(23,409)	$14,468

Total tax expense (benefit) from discontinued operations	$31,716	$53,797	$(10,373)

Income tax expense for the years ended December 31, 2009, 2008, and 2007 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Federal tax statutory rate	$(7,044)	$(2,690)	$19,012
State taxes, net of federal benefit	(1,727)	84	(1,082)
Tax credits	(213)	(1,368)	(880)
Tax impact on foreign operations and transfer pricing, net	(2,304)	(8,717)	(2,460)
Exempt interest	(31)	(137)	(2,393)
Settlements and statute closures	—	(8,868)	—
Compensation expense	4,842	529	379
Increase to contingencies	3,578	—	—
Change in valuation allowance	—	(3,648)	—
Others	1,478	1,406	1,892

Total tax (benefit) expense	$(1,421)	$(23,409)	$14,468

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accruals, reserves and others	$17,455	$14,792
Impairment losses on investments	8,415	16,701
Equity-based compensation	8,462	7,922
Deferred revenue	5,467	9,362
Credits	15,247	9,840
Others	18,257	18,134
Net operating loss carryforwards	249,718	367,464

Total deferred tax assets	323,021	444,215
Deferred tax liabilities:
Intangible assets	(293,549)	(419,134)
Others	(7,937)	(5,458)

Total deferred tax liabilities	(301,486)	(424,592)

Net deferred tax assets	$21,535	$19,623

As of December 31, 2008, the Company released a valuation allowance of $3.6 million for capital loss carryforwards due to its ability to recognize these deferred tax assets. In addition, the Company increased net deferred tax assets recorded in conjunction with the Gemstar acquisition by $378 million with an offsetting decrease in goodwill.

As of December 31, 2009, the Company had federal tax loss carryforwards of approximately $734.5 million, of which $21.0 million related to stock option deductions and are not included in deferred tax assets. The federal loss carryforwards will expire in 2012 through 2028. The Company has state net operating loss carryforwards of approximately $37.3 million as of December 31, 2009. The state loss carryforwards will expire in 2010 through 2017.

The Company has federal research and development and foreign tax credits available to reduce future income tax expense of approximately $3.9 million and $11.4 million, respectively. The federal research credits will expire in 2024 through 2029 and the foreign tax credits will expire in 2014 through 2019.

Utilization of state and federal net operating loss and credit carryforwards may be subject to limitations due to ownership changes.

The Company recognizes a liability for uncertain tax positions. The gross tax-affected unrecognized tax benefits which, if recognized, would affect our tax rate were $631.9 million and $302.7 million as of December 31, 2009 and 2008. The Company recorded interest related to unrecognized tax benefits of approximately $3.4 million and $3.5 million for the years ended December 31, 2009 and 2008. Total accrued interest and penalties was $23.5 million and $20.1 million at December 31, 2009 and 2008. Interest and penalties are classified in income tax expense. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is (in thousands):

	December 31,
	2009	2008
Balance as of January 1	$304,789	$45,165
Additions from acquired companies	—	268,574
Additions for tax positions related to the current year	329,231	2,135
Additions for tax provisions of prior years	—	822
Reductions for audit settlements	—	(9,499)
Reductions for statute of limitations closures	—	(2,408)

Balance as of December 31	$634,020	$304,789

As of December 31, 2009, $57.2 million of the gross tax-affected unrecognized tax benefits have been recorded in long-term liabilities and $576.9 million have been recorded as an offset to long-term deferred tax assets.

The Company has not provided U.S. Federal or state taxes on approximately $104.1 million of undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be permanently reinvested outside the U.S.

The Company conducts business globally and as a result files U.S. federal, state and foreign income tax returns in various jurisdictions. During 2008, the Internal Revenue Service concluded its examination of the Company’s federal income tax returns for 2003 and 2004. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2006. During 2009, at the Company’s request, the Internal Revenue Service began an examination under the Pre-Filing Agreement program to review certain divestiture related transactions. Continuing participation in the Pre-Filing Agreement examination is voluntary and either the Company or the Internal Revenue Service can withdraw from the Pre-Filing Agreement process at any time. Whether the Company and the Internal Revenue Service continue with the examination, the timing of a resolution of the examination and the amounts and timing of tax payments or refunds that may be part of concluding the Pre-Filing Agreement process are uncertain. The Company believes that before the end of calendar year 2010, it is reasonably possible that the examination will be completed.

(13) Geographic Information

Information on Revenue by Geographic Areas:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
United States	$239,389	$153,563	$63,732
International	244,522	176,482	81,211

Total Revenue	$483,911	$330,045	$144,943

Information on Long Lived Assets by Geographic Areas:

	December 31,
	2009	2008
	(in thousands)
United States
Property and Equipment, net	$40,407	$41,900
Goodwill, net	825,725	806,541
Intangibles, net	766,660	883,039

Total United States	1,632,792	1,731,480

International
Property and Equipment, net	2,717	3,452
Goodwill, net	28,340	21,644
Intangibles from Acquisitions, net	12,711	12,032

Total International	43,768	37,128

Total Long Lived Assets	$1,676,560	$1,768,608

(14) Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2019. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space in Ann Arbor, Bedford, Burbank, Illinois, New York, Radnor, San Francisco, Tulsa, the United Kingdom, Luxembourg, Canada and Japan, which expire at various dates through 2019. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.

Future minimum lease payments pursuant to these leases as of December 31, 2009 were as follows (in thousands):

Operating Leases
2010	$18,969
2011	17,103
2012	12,451
2013	11,478
2014	10,214
Thereafter	25,661

Total minimum lease payments	$95,876
Less sublease revenues	(29,514)

Net future minimum lease payments	$66,362

Rent expense from continuing operations was $17.5 million, $13.5 million, and $5.2 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Indemnifications

In the normal course of business, the Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and/or incorporation of the

Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. In some cases, the Company may receive tenders of defense and indemnity arising out of products that are no longer provided by the Company due to having divested certain assets, but which were previously licensed by the Company. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement, however some license agreements, including those with our largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect the Company’s results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its future results of operations.

DirecTV, Inc. v. Finisar Corporation. In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set-top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid, and in January 2010 the court of appeals confirmed that ruling. The Company has not established a reserve with respect to this matter in its consolidated financial statements.

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

Legal Proceedings

Thomson, Inc. v. Gemstar-TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. Thomson alleges that it entered into multiple agreements with the Company between 1996 and 2003 that would require the Company to indemnify Thomson in the SuperGuide litigation. Specifically, Thomson asserts causes of action for fraud/fraudulent inducement, breach of contract, breach of implied in fact indemnity and warranty of title against infringement, and unjust enrichment. Thomson seeks a declaration from the Court that the Company owes Thomson defense and indemnity for SuperGuide’s claims, compensatory damages, including fees and expenses paid by Thomson in that case, the return of royalties paid by Thomson to the Company under the aforementioned agreements, pre and post-judgment interest, punitive damages, attorney fees, and costs of suit. The case is tentatively set for trial at a date to be determined in 2010.

DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association—Los Angeles. On March 20, 2009, DirecTV filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter. DirecTV seeks indemnity under the November 21, 2003, License and Distribution Agreement and Patent License Agreement between the parties and claims damages plus interest and its arbitration-related attorneys’ fees. The Company has filed a Response and Counterclaim for breach of contract. A hearing was held in December 2009, and we are awaiting the arbitrators’ ruling on the matter.

John Burke v. TV Guide Magazine Group, Inc., Open Gate Capital, Rovi Corp., Gemstar-TV Guide International, Inc. On August 11, 2009, plaintiff filed a purported class action lawsuit claiming that the Company’s former subsidiary, TV Guide Magazine, breached agreements with its subscribers and violated consumer protection laws with its practice of counting double issues toward the number of issues in a subscription. On September 10, 2009, the Company filed an answer to the complaint along with a petition to remove the case to federal court. On December 18, 2009, the case was dismissed with prejudice, and plaintiff has filed an appeal of that dismissal.

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position or results of operations. At this time, management has not reached a determination that the matters listed above or any other litigation, individually or in the aggregate, are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

(15) Quarterly Consolidated Financial Data (Unaudited)

	Quarter
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
2009
Revenues	$111,158	$119,478	$115,273	$138,002	$483,911
(Loss) income from continuing operations, net of taxes (1)	$(5,345)	$(1,971)	$(11,921)	$532	$(18,705)
Discontinued operations, net of taxes	$(36,170)	$(171)	$—	$2,095	$(34,246)
Net (loss) income (1)	$(41,515)	$(2,142)	$(11,921)	$2,627	$(52,951)

Basic (loss) income per share from continuing operations	$(0.05)	$(0.02)	$(0.12)	$0.01	$(0.18)
Basic (loss) income per share from discontinued operations	(0.36)	0.00	0.00	0.02	(0.34)

Basic net earnings per share	$(0.41)	$(0.02)	$(0.12)	$0.03	$(0.52)

Diluted (loss) income per share from continuing operations	$(0.05)	$(0.02)	$(0.12)	$0.00	$(0.18)
Diluted (loss) income per share from discontinued operations	(0.36)	0.00	0.00	0.02	(0.34)

Diluted net earnings per share	$(0.41)	$(0.02)	$(0.12)	$0.02	$(0.52)

2008
Revenues	$30,295	$73,054	$108,526	$118,170	$330,045
Income (loss) from continuing operations, net of taxes (2)	$7,422	$(10,805)	$11,212	$7,894	$15,723
Discontinued operations, net of taxes (3)	$(2,392)	$95,458	$(3,734)	$(219,115)	$(129,783)
Net income (loss)	$5,030	$84,653	$7,478	$(211,221)	$(114,060)

Basic income (loss) per share from continuing operations	$0.13	$(0.13)	$0.11	$0.08	$0.18
Basic (loss) income per share from discontinued operations	(0.04)	1.12	(0.04)	(2.15)	(1.50)

Basic net earnings per share	$0.09	$0.99	$0.07	$(2.07)	$(1.32)

Diluted income (loss) per share from continuing operations	$0.13	$(0.13)	$0.11	$0.08	$0.18
Diluted (loss) income per share from discontinued operations	(0.04)	1.12	(0.04)	(2.15)	(1.50)

Diluted net earnings per share	$0.09	$0.99	$0.07	$(2.07)	$(1.32)

(1)	During the first quarter of 2009, the Company recorded $8.0 million in restructuring and asset impairment charges (See Note 8). During the second quarter of 2009 the Company recorded $45.6 million in restructuring and asset impairment charges (See Note 5 and Note 8).
(2)	During the third quarter of 2008, the Company recorded a discrete tax benefit of $10.1 million for the reversal of tax contingency reserves for which the statute of limitations expired.
(3)	During the second quarter of 2008, the Company sold its Software and Games business and recorded a pre-tax gain on sale of $151.3 million. In addition in the third quarter of 2008 the Company recorded $6.7 million of impairment charges related to its eMeta business. During the fourth quarter of 2008, the Company recorded $208.3 million in impairment charges related to its TV Guide Network, TV Guide Online and TVG Network businesses. See Note 4.