Form 10-Q
period 2010-03-31
Rovi Corp
filed 2010-05-06
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ____    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  X     Accelerated filer____  Non-accelerated filer____  Smaller reporting company___
                                                                                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 30, 2010
Common stock, $0.001 par value	102,056,280

ROVI CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

i

PART I.                     FINANCIAL INFORMATION

Item 1.                     Financial Statements

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$ 243,635	$ 165,410
Short-term investments	111,716	107,362
Restricted cash	36,841	36,838
Trade accounts receivable, net	74,258	71,875
Taxes receivable	136,559	6,363
Deferred tax assets, net	16,913	7,844
Prepaid expenses and other current assets	11,562	10,661
Total current assets	631,484	406,353
Long-term marketable securities	26,161	26,674
Property and equipment, net	39,929	43,124
Finite-lived intangible assets, net	761,524	779,371
Long-term deferred tax assets, net	-	13,691
Other assets	19,495	27,861
Goodwill	856,511	854,065
	$ 2,335,104	$ 2,151,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 57,185	$ 81,369
Deferred revenue	15,328	16,536
Current portion of long-term debt	-	18,486
Total current liabilities	72,513	116,391
Taxes payable, less current portion	82,714	80,675
Long-term debt, less current portion	552,648	411,551
Deferred revenue, less current portion	3,972	4,919
Long-term, deferred tax liabilities, net	45,472	-
Other non current liabilities	20,161	17,334
	777,480	630,870
Stockholders’ equity:
Common stock	107	106
Treasury stock	(125,068)	(25,068)
Additional paid-in capital	1,728,272	1,657,888
Accumulated other comprehensive loss	(3,203)	(2,078)
Accumulated deficit	(42,484)	(110,579)
Total stockholders’ equity	1,557,624	1,520,269
	$ 2,335,104	$ 2,151,139
See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009

Revenues	$ 130,053	$ 111,158

Costs and expenses:
Cost of revenues	41,644	15,170
Research and development	25,929	23,024
Selling, general and administrative	34,125	32,131
Depreciation	4,791	4,549
Amortization	20,582	20,259
Restructuring and asset impairment charges	-	7,971
Total costs and expenses	127,071	103,104

Operating income from continuing operations	2,982	8,054
Interest expense	(10,887)	(17,578)
Interest income and other, net	(6,773)	1,455
Loss on debt redemption	(14,313)	-
Loss from continuing operations before income taxes	(28,991)	(8,069)
Income tax benefit	(108,520)	(2,724)
Income (loss) from continuing operations, net of tax	79,529	(5,345)
Discontinued operations, net of tax	(11,434)	(36,170)
Net income (loss)	$ 68,095	$ (41,515)

Basic income (loss) per share:
Basic income (loss) per share from continuing operations	$ 0.77	$ (0.05)
Basic loss per share from discontinued operations	$ (0.11)	$ (0.36)
Basic net income (loss) per share	$ 0.66	$ (0.41)

Shares used in computing basic net earnings per share	102,560	100,124

Diluted income (loss) per share:
Diluted income (loss) per share from continuing operations	$ 0.74	$ (0.05)
Diluted loss per share from discontinued operations	$ (0.10)	$ (0.36)
Diluted net income (loss) per share	$ 0.64	$ (0.41)

Shares used in computing diluted net earnings per share	106,403	100,124

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except per share data)
(Unaudited)

	Common stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ Equity

Balances as of December 31, 2009	105,720,821	$ 106	(2,262,975)	$ (25,068)	$ 1,657,888	$ (2,078)	$ (110,579)	$ 1,520,269
Comprehensive income:
Net income	-	-	-	-	-	-	68,095	68,095
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(1,073)	-	(1,073)
Unrealized losses in investments, net of tax	-	-	-	-	-	(52)	-	(52)
Total comprehensive income								66,970
Issuance of common stock upon exercise of options	783,808	1	-	-	13,476	-	-	13,477
Issuance of common stock under employee stock purchase plan	425,503	-	-	-	4,947	-	-	4,947
Issuance of restricted stock, net	28,479	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	8,439	-	-	8,439
Equity component of convertible debt, net of tax	-	-	-	-	56,953	-	-	56,953
Convertible debt repurchase	-	-	-	-	(16,537)	-	-	(16,537)
Repurchase of warrant and sale of call option, net	-	-	-	-	3,106	-	-	3,106
Stock repurchase	-	-	(2,702,700)	(100,000)	-	-	-	(100,000)
Balances as of March 31, 2010	106,958,611	$ 107	(4,965,675)	$ (125,068)	$ 1,728,272	$ (3,203)	$ (42,484)	$ 1,557,624

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 68,095	$ (41,515)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Loss from discontinued operations, net of tax	11,434	36,170
Change in fair value of interest rate swaps and caps, net of premium	2,327	-
Depreciation and amortization	25,373	24,808
Amortization of note issuance costs and convertible note discount	6,468	6,515
Equity-based compensation	8,439	4,653
Restructuring and asset impairment charge	-	4,142
Loss on debt redemption	13,777
Deferred taxes	15,007	(15,261)
Loss on sale of Guideworks	1,407	-
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(2,383)	284
Deferred revenue	(2,155)	(1,002)
Prepaid expenses, other current assets and other assets	(5,147)	1,434
Income taxes	(125,975)	8,976
Accounts payable, accrued expenses, and other long-term liabilities	(35,120)	(13,067)
Net cash (used in) provided by operating activities of continuing operations	(18,453)	16,137
Net cash provided by operating activities of discontinued operations	-	1,184
Net cash (used in) provided by operating activities	(18,453)	17,321
Cash flows from investing activities:
Proceeds from disposition of businesses, net of costs to sell	-	281,400
Reclass portion of sales proceeds from disposition of business to restricted cash	-	(36,782)
Purchases of long and short-term marketable investments	(32,787)	(15,176)
Sales or maturities of long and short term marketable investments	28,575	13,207
Purchases of property and equipment	(1,407)	(2,427)
Payments for acquisition, net of cash acquired	(5,748)
Other investing, net	4,113	-
Net cash (used in) provided by investing activities of continuing operations	(7,254)	240,222

Cash flows from financing activities:
Payments under capital lease and debt obligations	(263,645)	(240,002)
Sale of convertible bond call option and repurchase of warrant, net	3,105	-
Purchase of treasury stock	(100,000)	-
Proceeds from issuance of debt, net of issuance costs	446,517	-
Proceeds from exercise of options and other financing activities	18,424	2,914
Net cash provided by (used in) financing activities of continuing operations	104,401	(237,088)
Net cash used in financing activities of discontinued operations	-	(114)
Net cash provided by (used in) financing activities	104,401	(237,202)
Effect of exchange rate changes on cash	(469)	(983)
Net increase in cash and cash equivalents	78,225	19,358
Cash and cash equivalents at beginning of period	165,410	199,188
Cash and cash equivalents at end of period	$ 243,635	$ 218,546
See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Rovi Corporation and its subsidiaries (collectively “Rovi” or the “Company) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and content protection technologies and services.  In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.  The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations.  However, the Company believes the disclosures are adequate to make the information not misleading.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented.  This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s 2009 Annual Report on Form 10-K.

The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2010, for any future year, or for any other future interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

On February 26, 2010, the Company sold its 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks.  Guideworks was a research and development joint venture with Comcast that develops interactive program guide solutions, which are distributed by the Company under the i-Guide brand.  Under these agreements, the Company received a net payment of $4.2 million and realized a $1.4 million loss on sale of its interest in Guideworks.  The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with ASC 730-20, Research and Development Arrangements.  Included in research and development expenses for the three months ended March 31, 2010 and 2009, are $1.7 million and $2.8 million, respectively, in expenses related to Guideworks.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2010, the Company adopted Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements, (“ASU 2009-13”) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  With the exception of the adoption of these accounting pronouncements related to revenue recognition, which are discussed below, there have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Revenue Recognition

 ASU 2009-13 modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration.  The Company adopted this update under the prospective method and has applied the new guidance to agreements entered into or materially modified after January 1, 2010.

   The adoption of ASU 2009-13 may have a material impact on the Company’s revenue in any given future period.  For example, the Company often enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a set period for a flat fee.  Under the previous multiple element guidance, the Company generally would not be able to provide objective and reliable evidence of the fair value of the go-forward license arrangement (the undelivered element) and therefore would have recognized all revenue for such agreement ratably over the term of the agreement.  Applying the guidance in the update, the Company would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license.  As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term.

    For the three months ended March 31, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $2.5 million each, and EPS by $0.02, as compared to application of the previous guidance.

ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. The Company adopted ASU 2009-14 on a prospective basis and applied the new guidance to revenue arrangements entered into or materially modified after January 1, 2010.  The adoption of ASU 2009-14 did not have a material impact on the Company’s financial position or results from operations.

The Company’s revenue from continuing operations primarily consists of license fees for IPG products and patents, royalty fees on copy-protected products, licenses for its content protection technologies and license fees for its entertainment metadata.  The Company recognizes revenue when the following conditions are met (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

The Company licenses its proprietary IPG technology to consumer electronics (“CE”) manufacturers and to multi-channel video service providers.  The Company generally recognizes revenue from IPG product and patent licensing on a per-unit shipped model (with CE manufacturers) or a per-subscriber model (with service providers).  The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer.  CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the manufacturer.  Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee.  Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement.  For instance, certain IPG licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee.  The Company records the fees associated with these arrangements on a straight-line basis over the specified term.

The Company also generates advertising revenue through its IPGs.  Advertising revenue is recognized when the related advertisement is provided.  All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

The Company’s ACP technology licensing agreements often provide for the payment of a per-unit royalty fee for the shipment of DVDs and the shipment of digital set-top boxes that incorporate our technology.  The Company relies on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable.  The Company has established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual.  Accordingly, royalty revenue from these customers is recognized as earned.  Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis.  Licensees generally report activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. The Company has also entered into agreements with certain entertainment studios for which they have the right to ship an unlimited number of DVDs that utilize our ACP technology over a specified term for a flat fee.  The Company records the revenue associated with these arrangements on a straight-line basis over the specified term.  In addition, the Company has also entered into agreements with CE manufacturers in which they pay us a one-time fee for a perpetual license to our ACP technology.   Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis.  The Company then determines the fair value of each element using the selling price hierarchy of VSOE, TPE or ESP, as applicable; and allocates the total consideration among the various elements based on the relative selling price method.  The allocation of value may impact the amount and timing of revenue recorded in the consolidated statement of operations during a given period.

NOTE 3 – ACQUISITIONS

2010 Acquisitions

In March 2010, the Company paid approximately $5.7 million for substantially all of the assets of a business which had developed a recommendation engine for cross-platform multimedia companies offering engaging experiences around diverse catalogs of entertainment content.  The Company acquired these assets to enhance and expand its media search and recommendations capability.

2009 Acquisitions

In April 2009, the Company acquired substantially all of the assets of Muze, Inc. (“Muze”) for approximately $17.0 million in cash.  Muze provides metadata on video, music, games and books to retailers, Internet destinations, software producers, consumer electronics manufacturers and mobile service providers in the United States and Europe.  The Company acquired Muze to expand its worldwide entertainment metadata portfolio and enhance its technology platform for delivering metadata.

The Company also paid approximately $8.3 million for a music metadata distribution business in the Asia Pacific region.  This transaction closed on July 1, 2009.

NOTE 4 – DISCONTINUED OPERATIONS

During the three months ended March 31, 2010, the Company recorded $11.4 million in expenses related to indemnification for IP infringement claims relating to the Company’s Software business which was sold in 2008.

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

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net revenue:
TV Guide Network / TV Guide Online	$ -	$ 20,319
TVG Network	-	2,616

Pre-tax (loss) income
TV Guide Network / TV Guide Online	$ -	$ 1,825
TVG Network	-	(694)
Software	(11,434)
Pre-tax loss on disposal of business units	-	(3,468)
Income tax benefit (expense) (1)	-	(33,833)
Loss from discontinued operations, net of tax	$ (11,434)	$ (36,170)

(1)
No tax benefit was recorded for the three months ended March 31, 2010, as a result of the deferred tax valuation allowance recorded during the same period (see Note 13). The $33.8 million in tax expense for the three months ended March 31, 2009, is primarily due to the sales of TVG Network and TV Guide Network and TV Guide Online including goodwill for which the Company had no basis for tax purposes.

NOTE 5 – DEBT

Convertible Senior Notes Due 2040

In March 2010, the Company issued $460.0 million in 2.625% convertible senior notes (the “2040 Convertible Notes”) due in 2040 at par, pursuant to an indenture, dated as of March 17, 2010, by and between the Company and Bank of New York Mellon Trust Company, N.A., as Trustee. The 2040 Convertible Notes may be converted, under the circumstances described below, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share).

Prior to November 15, 2039, holders may convert their 2040 Convertible Notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price in effect on each applicable trading day; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture, or (iv) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to that redemption date.  From November 15, 2039 until the close of business on the scheduled trading day immediately preceding the maturity date of February 15, 2040, holders may convert their 2040 Convertible Notes into cash and shares of the Company’s common stock at the applicable conversion rate, at any time, regardless of the foregoing circumstances.  After February 20, 2015, the Company has the right to call for redemption all, or a portion, of the 2040 Convertible Notes at 100% of the principal amount of notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  Holders have the right to require the Company to repurchase the 2040 Convertible Notes on February 20, 2015, 2020, 2025, 2030 and 2035 for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Upon conversion, a holder will receive the conversion value of the 2040 Convertible Notes converted based on  the conversion rate multiplied by the volume weighted average price of the Company’s common stock over a specified observation period following the conversion date. The conversion value of each 2040 Convertible Note will be paid in cash up to the aggregate principal amount of the 2040 Convertible Notes to be converted and shares of common stock to the extent the conversion value exceeds the principal amount of the converted note.  Upon the occurrence of a fundamental change (as defined in the indenture) at any time, the holders may require the Company to repurchase for cash all or a portion of their 2040 Convertible Notes at a price equal to 100% of the principal amount of the 2040 Convertible Notes being repurchased plus accrued and unpaid interest, if any.  In addition, following certain corporate events that occur prior to February 20, 2015, the conversion rate will be increased for holders who elect to convert their notes in connection with such a corporate event in certain circumstances.

In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company has separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized.  The Company allocated $94.8 million to the equity component, which is recorded as additional paid in capital, and the remaining $365.2 million of the proceeds to the liability component of the 2040 Convertible Notes.  In addition, $2.8 million of the $13.5 million of note issuance costs were allocated to the equity component and recorded to additional paid in capital. The Company also recorded a $35.1 million deferred tax liability in conjunction with the 2040 Convertible Notes, with the offsetting amount recorded as a reduction to additional paid in capital.

As of March 31, 2010, the principal amount of the Company’s 2040 Convertible Notes was $460 million, the unamortized discount on the 2040 Convertible Notes was $94.2 million and the carrying amount was $365.8 million.   During the three months ended March 31, 2010, the Company recorded $0.6 million of interest expense for the 2040 Convertible Notes related to the amortization of the discount.

Convertible Senior Notes Due 2011

In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par pursuant to an indenture, dated as of August 23, 2006, between Rovi Solutions and the Bank of New York Trust Company, N.A.  In connection with the Gemstar-TV Guide International (“Gemstar”) acquisition, the Company entered into a supplemental indenture with respect to the 2011 Convertible Notes whereby the 2011 Convertible Notes became convertible into shares of the Company’s common stock. The 2011 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).   During the three months ended March 31, 2010, the Company repurchased $40.9 million in par value of the 2011 Convertible Notes for $56.4 million.  The Company allocated $39.9 million of the purchase price to the liability component and the remaining $16.5 million to the equity component of the 2011 Convertible Notes.  The $16.5 million allocated to the equity component was recorded as a reduction to additional paid in capital.  In connection with the repurchase, the Company also recorded a $1.8 million loss on debt redemption which represents the difference between the carrying value of the 2011 Convertible Notes retired and the $39.9 million allocated to the liability component above and the write-off of the related note issuance costs.

Prior to June 15, 2011, holders may convert their 2011 Convertible Notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their 2011 Convertible Notes into cash and shares of the Company’s common stock at the applicable conversion rate, at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the 2011 Convertible Notes converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each Convertible Note will be paid in: (i) cash equal to the lesser of the principal amount of the 2011 Convertible Note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the 2011 Convertible Note, a combination of common stock and cash. In addition, upon a fundamental change (as defined in the indenture) at any time, the holders may require Rovi Solutions to repurchase for cash all or a portion of their 2011 Convertible Notes  at a price equal to 100% of the principal amount of the 2011 Convertible Notes being repurchased plus accrued and unpaid interest, if any.

In accordance with ASC 470, the Company has separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized.  As of March 31, 2010, and December 31,

2009, the principal amount of the Company’s 2011 Convertible Notes was $199.1 million and $240.0 million, respectively.  As of March 31, 2010 and December 31, 2009, the unamortized discount on the 2011 Convertible Notes was $12.2 million and $17.2 million, respectively, resulting in a carrying amount of $186.9 million and $222.8 million, respectively.   During the three months ended March 31, 2010 and 2009, the Company recorded $2.4 million and $2.3 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount.

Concurrently with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the 2011 Convertible Notes, of the Company’s common stock at a price of approximately $28.28 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to stockholders’ equity.   In connection with the repurchase of a portion of the 2011 Convertible Notes in March 2010, the Company unwound a corresponding portion of the convertible bond call option and in the process received a payment of $15.3 million.  This payment has been recorded as an increase to additional paid in capital.  As of March 31, 2010, the Company continues to have the option to purchase up to 6.6 million shares of its common stock under the terms described above.

In addition, concurrent with the issuance of the 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants which have been recorded as an increase to stockholders’ equity.  In connection with the repurchase of a portion of the 2011 Convertible Notes in March 2010, the Company unwound a corresponding portion of the warrants for $12.2 million.  This payment has been recorded as a decrease to additional paid in capital.  As of March 31, 2010, warrants to purchase up to 6.6 million shares of the Company’s common stock under the terms described above remained outstanding.

Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company entered into and fully drew-down a $550 million five year senior secured term loan credit facility (“Term Loan”). As of December 31, 2009, the Term Loan balance was $207.2 million.  During the three months ended March 31, 2010, the Company paid off and retired the Term Loan.  In connection with retiring the Term Loan, the Company recorded a $12.5 million loss on debt redemption, primarily due to writing off the remaining note issuance costs.

NOTE 6 – INVESTMENTS

The following is a summary of available-for-sale and other investment securities (in thousands) as of March 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$ 35,713	$ -	$ -	$ 35,713
Cash equivalents - money markets	207,922	-	-	207,922
Total cash and cash equivalents	$ 243,635	$ -	$ -	$ 243,635

Restricted cash	$ 36,841	$ -	$ -	$ 36,841
Available-for-sale investments:
Auction rate securities	$ 17,000	$ -	$ (1,815)	$ 15,185
Corporate debt securities	39,220	147	(28)	39,339
Treasury/Agencies	31,282	1	(30)	31,253
Total available-for-sale investments	$ 87,502	$ 148	$ (1,873)	$ 85,777

Auction rate securities classified as trading				$ 46,690
ARS Put Option				$5,410

Total cash, cash equivalents, restricted cash and investments				$ 418,353

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2009:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$ 36,801	$ -	$ -	$ 36,801
Cash equivalents - money markets	128,609	-	-	128,609
Total cash and cash equivalents	$ 165,410	$ -	$ -	$ 165,410

Restricted cash	$ 36,838	$ -	$ -	$ 36,838
Available-for-sale investments:
Auction rate securities	$ 17,100	$ -	$ (1,821)	$ 15,279
Corporate debt securities	38,583	189	(24)	38,748
Treasury/Agencies	22,300	1	(17)	22,284
Total available-for-sale investments	$ 77,983	$ 190	$ (1,862)	$ 76,311

Auction rate securities classified as trading				$ 51,952
ARS Put Option				$ 5,773

Total cash, cash equivalents, restricted cash and investments				$ 336,284

  In December 2008, the Company entered into an agreement with UBS AG which provides (1) the Company the right (“ARS Put Option”) to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. The Company elected to measure the ARS Put Option under the fair value option and to classify the auction rate securities covered under this agreement as trading securities. Increases in the fair value of the auction rate securities covered by this agreement are offset by decreases in the fair value of the ARS Put Option.  The Company’s auction rate securities which were not purchased from UBS AG continue to be classified as available-for-sale securities.

Market values were determined for each individual security in the investment portfolio.  The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues.  The Company’s available-for-sale auction rate securities portfolio at March 31, 2010 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments.

NOTE 7 – INTEREST RATE SWAPS AND CAPS

In connection with the issuance of the 2040 Convertible Notes, the Company entered into interest rate swaps with a notional amount of $460 million under which it pays a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receives a fixed rate of 2.625%.  These swaps expire in February 2015.   In addition, in connection with the remaining balance of the 2011Convertible Notes, the Company also entered into interest rate swaps with a notional amount of $185 million under which it pays a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receives a fixed rate of 2.625%.  These swaps expire in August 2011.  The Company entered into these swaps as it believes interest rates will increase in the future at a slower pace than the market currently anticipates, thus allowing it to reduce its overall interest expense related to the convertible debt.  The Company also purchased interest rate caps for $4.0 million with notional amounts that range from $270 million to $200 million from 2012 to 2015.  The Company will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.  Included in the above are interest rate swaps with a notional value of $175 million which, based on the Company’s current credit rating, would require the Company to post collateral if our net liability under these interest rate swaps exceeds $12.5 million.

The Company has not designated any of its interest rate swaps or caps as hedges.  The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair market value recorded in interest income and other, net in its condensed consolidated statement of operations.  During the three months ended March 31, 2010, the Company recorded a $6.3 million loss for the change in the fair value of its interest rate swaps and caps.  For information on the fair value of the Company’s interest rate swaps and caps see Note 8.

NOTE 8 – FAIR VALUE MEASURMENTS

In accordance with ASC 820, the Company uses three levels of inputs to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or valuations in which all significant inputs are observable or can be obtained from observable market data.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

The Company values its interest rate swaps using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings.

The Company’s auction rate securities are valued using a discounted cash flow analysis or other type of valuation model. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period.  Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at March 31, 2010 (in thousands):

		Reclass for Counterparty	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Netting	(Level 1)	(Level 2)	(Level 3)

Current Assets
Money market funds (1)	$ 244,763	$ -	$ 244,763	$ -	$ -
Corporate debt securities (2)	28,363	-	-	28,363	-
US treasury bills (2)	3,814	-	3,814		-
US agency debt securities (2)	27,439	-		27,439	-
Auction rate securities (3)	46,690	-	-	-	46,690
ARS Put Option (4)	5,410	-			5,410
Non-Current Assets
Auction rate securities (5)	15,185	-	-	-	15,185
Corporate debt securities (5)	10,976			10,976
Interest rate caps	-	(3,699)	-	3,699	-
Total Assets	$ 382,640	$ (3,699)	$ 248,577	$ 70,477	$ 67,285
Liabilities
Interest rate swaps (6)	$ 2,327	$ (3,699)	$ -	$ 6,026	$ -
Total Liabilities	$ 2,327	$ (3,699)	$ -	$ 6,026	$ -

(1)	$207.9 million included in cash and cash equivalents and $36.8 million included in restricted cash on the condensed consolidated balance sheet.
(2)	Included in short-term investments on the condensed consolidated balance sheet and classified as available-for-sale securities.
(3)	Included in short-term investments on the condensed consolidated balance sheet and classified as trading securities.
(4)	Included in short-term investments on the condensed consolidated balance sheet. The Company has elected the fair value option for the ARS Put Option.
(5)	Included in long-term marketable securities on the condensed consolidated balance sheet and classified as available-for-sale securities.
(6)	Included in other non-current liabilities on the condensed consolidated balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option as of March 31, 2010 (in thousands):

Balance at December 31, 2009	$ 73,004
Gain on ARS classified as trading and recorded in other income	363
Unrealized gain included in accumulated other comprehensive income	6
ARS Put Option loss recorded in other income	(363)
Settlements	(5,725)
Balance at March 31, 2010	$ 67,285

The fair value of the Company’s outstanding debt at March 31, 2010 is as follows (in thousands):

Significant
		Quoted Prices	Other
		in Active	Observable
		Markets	Inputs
	Carrying Value	(Level 1)	(Level 2)
2011 Convertible Notes (1)	$ 186,867		$ 271,772
2040 Convertible Notes (1)	365,781	462,469
$ 552,648

(1)	The par value of the 2011 Convertible Notes and 2040 Convertible Notes is $199.1 million and $460 million, respectively. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION

    Stock Options Plans

    The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (“2008 Plan”) and the 2000 Equity Incentive Plan (“2000 Plan”).

    As of March 31, 2010, the Company had a total of 29.6 million shares reserved and 13.0 million shares available for issuance under the 2000 and 2008 Plans. The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  For options granted during the period ended March 31, 2010, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly.  Option grants have contractual terms ranging from five to ten years.

    Restricted stock awards generally vest annually over four years.  As of March 31, 2010, the number of shares awarded but unvested was 1.1 million.

 Employee Stock Purchase Plan

    The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a twenty-four-month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

As of March 31, 2010, the Company had a total of 7.5 million shares reserved and 6.6 million shares available for future issuance under the ESPP.

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

    Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110.  For options granted after July 15, 2008, the Company changed its standard vesting terms from three to four years and its contractual term from five to seven years.  Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate expected term.  The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended March 31,
	2010	2009
Option Plans:
Dividends	None	None
Expected term	4.6 years	4.6 years
Risk free interest rate	2.1%	1.9%
Volatility rate	37%	47%

ESPP:
Dividends	None	None
Expected term	1.3 years	1.3 years
Risk free interest rate	0.5%	0.8%
Volatility rate	35%	53%

    As of March 31, 2010, there was $40.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.3 years.

    The weighted average grant date fair values of equity-based awards are as follows:

Three months ended March 31,
	2010	2009

Option grants	$ 11.17	$ 6.34

Restricted stock award grants	$ 30.07	$ 15.73

Employee purchase share rights	$ 8.64	$ 3.04

    The total intrinsic value of options exercised during the three months ended March 31, 2010, was $12.9 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

 NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2009	$ 854,065
Changes due to foreign currency exchange rates and other	(502)
2010 acquisitions	2,948
Goodwill, net at March 31, 2010	$ 856,511

The Company assesses its goodwill for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred.  To accomplish this, the Company determines the fair value of its reporting unit using a discounted cash flow approach and / or a market approach and compares it to the carrying amount of the reporting unit at the date of the impairment analysis.  As the Company only has one reporting unit, the Company’s publicly traded equity is a key input in determining the fair value of the reporting unit.  When the Company conducted its impairment analysis in 2009, its fair value exceeded its GAAP equity by approximately 126%.  A significant decline in the value of the Company’s publicly traded equity and /or a significant decrease in the Company’s future business prospects could require the Company to record a goodwill and / or intangible assets impairment in the future.

The Company’s finite-lived intangible assets associated with its continuing operations are as follows (in thousands):

	March 31, 2010
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 828,923	$ (147,945)	$ 680,978
Existing contracts and customer relationships	47,634	(12,289)	35,345
Content databases	50,960	(11,507)	39,453
Trademarks / Tradenames	8,300	(2,552)	5,748
	$ 935,817	$ (174,293)	$ 761,524

	December 31, 2009
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 827,838	$ (131,201)	$ 696,637
Existing contracts and customer relationships	46,577	(11,323)	35,254
Content databases	50,973	(10,086)	40,887
Trademarks / Tradenames	8,300	(1,707)	6,593
	$ 933,688	$ (154,317)	$ 779,371

As of March 31, 2010, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2010	$ 59,776
2011	77,352
2012	73,443
2013	71,388
2014	70,537
Thereafter	409,028
Total amortization expense	$ 761,524

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Muze Restructuring Plan

In connection with the acquisition of substantially all of the assets of Muze (see Note 3), management implemented a plan to restructure Muze’s operations resulting in a charge of $0.9 million during the second quarter of 2009. This was done to eliminate redundancies with the Company’s entertainment metadata business. This charge included $0.7 million for employee severance and a $0.2 million liability for the fair value of future lease payments on abandoned office space. The Company paid all of the employee severance costs in 2009. As of March 31, 2010, the liability for the future lease payments related to the abandoned office space was $0.1 million.

Q1 2009 Restructuring Plan

In conjunction with the disposition of the media properties (TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online) acquired in the Gemstar acquisition, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  This was done to create cost efficiencies for the Company since it would no longer support any of these businesses.  These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space. The Company paid all of the employee severance costs in 2009. As of March 31, 2010, the liability for future lease payments related to the abandoned office space was $2.1 million.  During the first quarter of 2009, the Company also reversed the remaining $0.4 million in liabilites related to a fiscal 2007 restructuring plan.

Gemstar Acquisition Restructuring Plan

In conjunction with the Gemstar acquisition, management acted upon a pre-acquisition plan to restructure certain Gemstar operations resulting in severance of $21.2 million. This was done in order to create cost efficiencies for the combined Company. The severance liability was recognized as an assumed liability in the Gemstar acquisition and, accordingly, resulted in an increase to goodwill.  As of March 31, 2010, the remaining liability is $0.3 million.

NOTE 12 – EARNINGS PER SHARE (“EPS”)

ASC 260 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method.   The Company’s non-vested restricted stock awards granted prior to June 30, 2009, qualify as participating securities.

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

	Three Months Ended March 31,
	2010	2009
Basic income (loss) per common share
Income (loss) from continuing operations	$ 79,529	$ (5,345)
Income allocated to participating securities	(479)	-
Income (loss) allocated to common shareholders from continuing operations	$ 79,050	$ (5,345)

Discontinued Operations	$ (11,434)	$ (36,170)
Loss allocated to participating securities	69	-
Discontinued operations allocated to common shareholders	$ (11,365)	$ (36,170)

Net income (loss)	$ 68,095	$ (41,515)
Income allocated to participating securities	(410)	-
Net income (loss) allocated to common shareholders	$ 67,685	$ (41,515)

Weighted average basic common shares outstanding	102,560	100,124

Income (loss) per common share from continuing operations	$ 0.77	$ (0.05)
Loss per common share from discontinued operations	(0.11)	(0.36)
Net income (loss) per common share	$ 0.66	$ (0.41)

Diluted income (loss) per common share
Income (loss) from continuing operations	$ 79,529	$ (5,345)
Income allocated to participating securities	(462)	-
Income (loss) allocated to common shareholders from continuing operations	$ 79,067	$ (5,345)

Discontinued Operations	$ (11,434)	$ (36,170)
Loss allocated to participating securities	66	-
Discontinued operations allocated to common shareholders	$ (11,368)	$ (36,170)

Net income (loss)	$ 68,095	$ (41,515)
Income allocated to participating securities	(396)	-
Net income (loss) allocated to common shareholders	$ 67,699	$ (41,515)

Weighted average diluted common shares outstanding	102,560	100,124
Dilutive potential common shares	3,843	-
Weighted average diluted common shares outstanding	106,403	100,124

Income (loss) per common share from continuing operations	$ 0.74	$ (0.05)
Loss per common share from discontinued operations	(0.10)	(0.36)
Net income (loss) per common share	$ 0.64	$ (0.41)

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2010	2009

Stock options	1,031	7,955
Restricted stock	-	485
Warrants (1)	-	7,955
Convertible Notes (1)	9,713	8,486
Total weighted average potential common shares excluded from diluted net earnings per share	10,744	24,881

(1)
See Note 5 for additional details.  In addition, in connection with a 2007 acquisition, the Company agreed to issue a warrant for the purchase of 0.9 million shares of its common stock.  This warrant has not been issued and is not included in the table above.

NOTE 13 – INCOME TAXES

During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business.  As a result in the quarter ended March 31, 2010, the Company recorded a discrete tax benefit for the release of $576.8 million of reserves for uncertain tax positions previously netted against the deferred tax assets established in connection with the tax loss resulting from the 2008 sale of TV Guide Magazine.  The Company also reduced the deferred tax asset established in connection with the tax loss resulting from the 2008 sale of TV Guide Magazine by $115 million to reflect the actual tax loss per the closing agreement with the Internal Revenue Service.

The Company intends to file federal income tax carryback claims of approximately $125 million under the five year loss carryback provisions of the Worker, Homeownership, and Business Assistance Act of 2009 for taxes paid by Rovi group members during the 5 year carryback period.  The Company recorded a short-term receivable for the estimated refund on its March 31, 2010 balance sheet.

In assessing the realizability of its overall balance of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets will become deductible.  Positive and negative evidence about the Company is considered and weighted in making this judgment.  The Company is forecasting, on a GAAP basis, a cumulative 3 year loss from domestic continuing operations for the current and prior two years.  Under ASC 740, Income Taxes, a GAAP cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  While the Company believes that its fundamental business model is robust, there is not sufficient verifiable positive evidence to overcome the negative evidence from the cumulative loss position and as such the Company concluded that it is not more likely than not that all of its deferred tax assets will be realized.  Consequently, in the quarter ended March 31, 2010, the Company recorded a valuation allowance for the excess of its gross deferred tax balance over the amount of deferred tax assets which can be realized by the carryback of losses to prior years and the amount of taxable temporary differences which will reverse during the loss carryforward period.  The valuation allowance recorded was a discrete tax expense of $347 million.

After taking into account the discrete items for the release of its reserves for uncertain tax positions, the reduction in the deferred tax asset originally recorded for the TV Guide Magazine ordinary tax loss and the recording of a valuation allowance, the Company recorded an income tax benefit of $108.5 million and $2.7 million from its continuing operations for the three months ended March 31, 2010 and 2009, respectively.

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

The Company recognizes a liability for uncertain tax positions.  The gross tax-affected unrecognized tax benefits which, if recognized, would affect our tax rate were $56.1 million as of March 31, 2010.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is (in thousands):

Balance as of January 1, 2010	$ 634,020
Additions for tax provisions of prior years	1,068
Reductions for PFA resolution	(576,884)
Balance as of March 31, 2010	$ 58,204

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2006.

NOTE 14 – STOCK REPURCHASE PROGRAM

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100 million of common stock in connection with the offering of the 2040 Convertible Notes.  The Board of Directors also authorized a stock repurchase program which allows the Company to repurchase up to an additional $200 million of its common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  This $200 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs.  In connection with the 2040 Convertible Note offering the Company repurchased 2.7 million shares of its common stock for $100 million.  These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of March 31, 2010, treasury stock consisted of 5.0 million shares of common stock that had been repurchased, with a cost basis of approximately $125.1 million.  In addition, the Company’s Board of Directors also authorized the repurchase of up to $100 million of the Company’s 2011 Convertible Notes in open market from time to time.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

Thomson, Inc. v. Gemstar-TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina.  The parties reached a confidential settlement in the matter and the Company paid all amounts due in March 2010.

DIRECTV, Inc. v. Gemstar-TV Guide Interactive, Inc., American Arbitration Association - Los Angeles. On March 20, 2009, DirecTV filed this arbitration demand seeking indemnity for payments made in settlement of two patent infringement lawsuits, including the SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. matter. The Company received the arbitrators’ final ruling on the matter and paid the amount that the arbitrators awarded to DirecTV in the arbitration in March 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

Overview

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment. Our offerings include interactive program guides (IPGs), IPG advertising, embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. We group our revenue into the following categories – (i) CE manufacturers, (ii) service providers, and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenues for IPGs included in a set-top box deployed by a service provider where payment was made by the set-top box manufacturer were previously classified in CE manufacturers. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. Our management feels this classification is preferable as it allows a better association between service provider revenue and digital households deploying a Company-provided IPG or an IPG deployed under a patent license with us. CE manufacturers deploy such Company products and services as Connected Platform, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, web services, LASSO and Tapestry. Service providers deploy such Company products and services as Passport Echo, Passport DCT, Passport, i-Guide and web services. Other includes our business of licensing our extensive database of descriptive information about television, movie, music and game content and our entertainment company content protection products and services such as ACP, RipGuard, CopyBlock and BD+.

On January 27, 2009, we sold our TVG Network business and on February 28, 2009 we sold our TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”. The results of operations and cash flows of the Media Properties and the Company’s Software business, which was sold in 2008, have been classified as discontinued operations for all periods presented.

On February 26, 2010, we sold our 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks. Guideworks was a research and development joint venture with Comcast that develops interactive program guide solutions, which are distributed by the Company under the i-Guide brand.  Under these agreements, the Company received a net payment of $4.2 million and realized a $1.4 million loss on sale of its interest in Guideworks.  The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with ASC 730-20, Research and Development Arrangements.  Included in research and development expenses for the three months ended March 31, 2010 and 2009, are $1.7 million and $2.8 million, respectively, in expenses related to Guideworks.

Results of Operations

The following tables present our condensed consolidated statements of operations for our continuing operations compared to the prior year (in thousands).

	Three Months Ended
	March 31,
	2010	2009	Change $	Change %

Revenues:
Service providers	$ 67,399	$ 52,433	14,966	29%
CE manufacturers	48,579	46,486	2,093	5%
Other	14,075	12,239	1,836	15%
Total revenues	130,053	111,158	18,895	17%
Costs and expenses:
Cost of revenues	41,644	15,170	26,474	175%
Research and development	25,929	23,024	2,905	13%
Selling, general and administrative	34,125	32,131	1,994	6%
Depreciation	4,791	4,549	242	5%
Amortization	20,582	20,259	323	2%
Restructuring and asset impairment charges	-	7,971	(7,971)	-100%
Total operating expenses	127,071	103,104	23,967	23%

Operating income from continuing operations	2,982	8,054	(5,072)	-63%
Interest expense	(10,887)	(17,578)	6,691	-38%
Interest income and other, net	(6,773)	1,455	(8,228)	-565%
Loss on debt redemption	(14,313)	-	(14,313)	NA
Loss from continuing operations before taxes	(28,991)	(8,069)	(20,922)	259%
Income tax benefit	(108,520)	(2,724)	(105,796)	3884%
Income (loss) from continuing operations, net of tax	79,529	(5,345)	84,874	-1588%
Loss from discontinued operations, net of tax	(11,434)	(36,170)	24,736	-68%
Net income (loss)	$ 68,095	$ (41,515)	109,610	-264%

Service Providers Revenue

For the three months ended March 31, 2010, revenue from the sale of our products to service providers increased 29% compared to the same period in the prior year.  This increase was primarily due to a $10.1 million increase in IPG patent revenue and a $3.7 million increase in IPG product revenues. IPG revenues benefited from new IPG patent licensees in Europe and Australia as well as from digital subscriber growth domestically.  We expect revenue from licensing our IPG products and patents to continue to grow in the future from increased international licensing and from continued digital subscriber growth.

CE Manufacturers Revenue

For the three months ended March 31, 2010, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 5% compared to the same period in the prior year. This increase was primarily due to an increase in IPG revenue, which was partially offset by a decline in VCR Plus+ and ACP revenues.  As the transition to digital continues, we expect future growth in our IPG and other digital businesses will substantially offset the continued decline in our VCR Plus+ and ACP analog businesses.

Other Revenue

Other revenue consists primarily of licensing of our underlying media content/metadata and licensing of our content protection technologies to entertainment companies.  For the three months ended March 31, 2010, Other revenue increased compared to the same period in the prior year primarily due to increased revenue from our data business, largely driven by the Muze acquisition.  This increase was partially offset by a decline in our content protection revenues from entertainment studios.

Cost of Revenues

For the three months ended March 31, 2010, cost of revenues increased from the same period in the prior year primarily due to approximately $24.5 million in costs associated with indemnification claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition. These primarily relate to the resolution of the DirecTV and Thompson, Inc. matters (see Note 15 to the Condensed Consolidated Financial Statements).

Research and Development

For the three months ended March 31, 2010, research and development expenses increased from the same period in the prior year primarily due to an increase in cash and stock compensation expense driven by an increase in research and development headcount. We anticipate that exiting Guideworks (see Note 1 to the Condensed Consolidated Financial Statements) will reduce research and development expenses by approximately $1 million to $2 million per quarter.

Selling, General and Administrative

For the three months ended March 31, 2010, selling, general and administrative expenses increased from the same period in the prior year primarily due to a $2.4 million increase in stock compensation expense.  Stock compensation expense increased primarily due to options and restricted shares granted in 2009 and increased participation in the Company’s employee stock purchase plan.

Restructuring and asset impairment charges

In the first quarter of 2009, in conjunction with the disposition of the Media Properties, management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  During the first quarter of 2009, we reversed the remaining $0.4 million in liabilities related to the fiscal 2007 restructuring plan. See Note 11 to the Condensed Consolidated Financial Statements.

Interest Expense

Interest expense decreased compared to the same period in the prior year due to lower average debt balances.  During 2009, the Company made $440 million in debt payments.

Interest Income and other, Net

Interest income and other, net, was an expense of $6.8 million for the three months ended March 31, 2010, versus income of $1.5 million for the three months ended March 31, 2009.  The change is primarily due to the Company recording $6.3 million in losses related to marking its interest rate swaps and interest rate caps to market (see Note 7 to the Condensed Consolidated Financial Statements).  Also contributing to the loss was a $1.4 million expense recorded in connection with the sale of our interest in the Guideworks joint venture.

Loss on Debt Redemption

During the three months ended March 31, 2010, we spent $207.2 million to pay-off and retire our term loan.  We realized a $12.5 million loss on redemption, primarily due to writing off the remaining note issuance costs.  In addition, we repurchased $40.9 million in par value of our convertible notes due in 2011 (the “2011 Convertible Notes”) for $56.4 million.   In connection with this repurchase, we recorded a $1.8 million loss on debt redemption which represents the difference between the carrying value of the 2011 Convertible Notes retired and the $39.9 million allocated to the liability component of the notes and the write-off of the related note issuance costs. See Note 5 to the Condensed Consolidated Financial Statements.

Income Taxes

During the three months ended March 31, 2010, we entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business.  As a result, in the quarter ended March 31, 2010, we recorded a discrete tax benefit for the release of $576.8 million of reserves for uncertain tax positions previously netted against the deferred tax assets established in connection with the tax loss resulting from the 2008 sale of TV Guide Magazine.  We also reduced the deferred tax asset established in connection with the tax loss resulting from the 2008 sale of TV Guide Magazine by $115 million to reflect the actual tax loss per the closing agreement with the Internal Revenue Service.  In addition, during the three months ended March 31, 2010, we recorded a $347 million valuation allowance against our deferred tax assets (see Note 13 to the Condensed Consolidated Financial Statements).

 Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2010, includes expenses and reserves we recorded for indemnification claims related to the Software business which was disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements.)

Discontinued operations for the three months ended March 31, 2009, is primarily income tax expense arising from the sale of TVG Network, TV Guide Network and TV Guide Online.

Costs and Expenses

Cost of revenues consists primarily of service costs, patent prosecution, patent maintenance and patent litigation costs.  Research and development expenses are comprised primarily of employee compensation and benefits and consulting costs.  Selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs.  General and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.

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

On January 1, 2010, we adopted Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements, (“ASU 2009-13”) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  With the exception of the adoption of these accounting pronouncements related to revenue recognition, which are discussed below, there have been no material changes  in our critical accounting policies during the three months ended March 31, 2010, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition

ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements, modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration.  We adopted this update under the prospective method and have applied the guidance to agreements entered into or materially modified after January 1, 2010.

The adoption of ASU 2009-13 may have a material impact on our revenue in any given future period.  For example, we often enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a set period for a flat fee.  Under the previous multiple element guidance, we generally would not be able to provide objective and reliable evidence of the fair value of the go-forward license arrangement (the undelivered element) and therefore would have recognized all revenue for such agreement ratably over the term of the agreement.  Applying the guidance in the update, we would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license.  As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term.

For the three months ended March 31, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $2.5 million each, and increased EPS by $0.02, as compared to application of the previous guidance.

ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. We adopted ASU 2009-14 on a prospective basis and applied the new guidance to revenue arrangements entered into or materially modified after January 1, 2010.  The adoption of ASU 2009-14 did not have a material impact on our financial position or results from operations.

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is reasonable assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we

report.   For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered and whether the delivered element has stand-alone value to the customer (2) determine the fair value of each element using the selling price hierarchy of VSOE, TPE or ESP, as applicable; and (3) allocate the total consideration among the various elements based on the relative selling price method.

We license our proprietary IPG technology to CE manufacturers and to service providers. We generally recognize revenue from IPG product and patent licensing on a per-unit shipped model (with CE manufacturers) or a per-subscriber model (with service providers). Our recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the licensee. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, certain IPG licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. We often enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, we generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license.  As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term.

We also generate advertising revenue through our IPGs.  Advertising revenue is recognized when the related advertisement is provided.  All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

Revenues from licensing our ACP technology are often generated from licensing agreements that provide for payment of a per-unit royalty fee for the shipment of DVDs and the shipment of digital set-top boxes.  We rely on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable.  We have established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual.  Accordingly, royalty revenue from these customers is recognized as earned.  Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis.  Licensees generally report activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. Any unusual or unanticipated volumes in a particular period can add significant fluctuations on the revenue reported.  We have also entered into agreements with certain entertainment studios for which they have the right to ship an unlimited number of DVDs that utilize our ACP technology over a specified term for a flat fee.  We record the revenue associated with these arrangements on a straight-line basis over the specified term.  In addition, we also enter into agreements with CE manufacturers in which they pay us a one-time fee for a perpetual license to our ACP technology.   Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations. Our continuing operating activities used net cash of $18.5 million and provided net cash of $16.1 million in the three months ended March 31, 2010 and 2009, respectively.  Cash from operating activities decreased from the prior period primarily due to the payment of indemnification related claims to DirecTV and Thompson (see Note 15 to the Condensed Consolidated Financial Statements).  The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Form 10-Q.

Net cash used in investing activities from continuing operations was $7.3 million versus net cash provided of $240.2 million in the same period during the prior year. During the three months ended March 31, 2010, we made $1.4 million in capital expenditures and acquired a business which had developed a recommendation engine for cross-platform multimedia companies for approximately $5.7 million (see Note 3 to the Condensed Consolidated Financial Statements).  Included in 2009 investing activities were $281.4 million in cash received from the sale of the Media Properties, partially offset by $36.8 million of proceeds being classified as restricted cash (see below). We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $15 million and $20 million for the full year in 2010.

Included on our balance sheet at March 31, 2010, is $36.8 million in restricted cash.  As part of the sale of TV Guide Network and TV Guide Online, we deposited this cash in an escrow account in the event the buyer has an indemnifiable claim.  We expect the cash remaining in the escrow account will be released to us in May 2010.

Net cash provided by financing activities from continuing operations was $104.4 million versus net cash used of $237.1 million in the same period during the prior year.  During the three months ended March 31, 2010, we issued $460 million in convertible debt ($446.5 million, net of issuance costs) and paid $207.2 million to pay-off and retire our Term Loan.  In addition, we repurchased $40.9 million in par value of our 2011 Convertible Notes for $56.4 million and repurchased $100.0 million of our common stock.  We received $18.4 million in cash from the exercise of employee stock options and the purchase of shares through our employee stock purchase plan.  Net cash used during the three months ended March 31, 2009, was primarily due to payments made on our debt.

As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes (the “2040 Convertible Notes”) due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share).  We used $159.6 million of the net proceeds from the 2040 Convertible Notes to repay all outstanding amounts under our Term Loan, which we expect will result in a reduction in our interest expense.  As discussed above, we also used $100.0 million of the net proceeds to repurchase approximately 2.7 million shares of our common stock and approximately $56.4 million of the net proceeds to repurchase $40.9 million principal amount of our 2011 Convertible Notes.

Prior to November 15, 2039, holders may convert their 2040 Convertible Notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price in effect on each applicable trading day; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture, or (iv) if we call any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to that redemption date.  From November 15, 2039 until the close of business on the scheduled trading day immediately preceding the maturity date of February 15, 2040, holders may convert their 2040 Convertible Notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.  On or after February 20, 2015, we have the right to call for redemption all, or a portion, of the 2040 Convertible Notes at 100% of the principal amount of notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  Holders have the right to require us to repurchase the 2040 Convertible Notes on February 20, 2015, 2020, 2025, 2030 and 2035 for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Upon conversion, a holder will receive the conversion value of the 2040 Convertible Notes converted based on  the conversion rate multiplied by the volume weighted average price of our common stock over a specified observation period following the conversion date. The conversion value of each 2040 Convertible Note will be paid in cash up to the aggregate principal amount of the 2040 Convertible Notes to be converted and shares of common stock to the extent the conversion value exceeds the principal amount of the converted note.  Upon the occurrence of a fundamental change (as defined in the indenture) at any time, the holders may require us to repurchase for cash all or a portion of their 2040 Convertible Notes at a price equal to 100% of the principal amount of the 2040 Convertible Notes being repurchased plus accrued and unpaid interest, if any.  In addition, following certain corporate events that occur prior to February 20, 2015, the conversion rate will be increased for holders who elect to convert their notes in connection with such a corporate event in certain circumstances.

In connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%.  These swaps expire in February 2015.   In addition, we also entered into interest rate swaps with a notional amount of $185 million under which we pay a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%.  These swaps expire in August 2011.  We entered into these swaps as we believe interest rates will increase in the future at a slower pace than the market currently anticipates, thus allowing us to reduce our overall interest expense related to our convertible debt.  We also purchased interest rate caps for $4.0 million with notional amounts that range from $270 million to $200 million from 2012 to 2015.  We will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.  Included in the above are interest rate swaps with a notional value of $175 million which, based on our current credit rating, would require us to post collateral if our net liability under these interest rate swaps exceeds $12.5 million.

In August 2006, our wholly owned subsidiary, Rovi Solutions, issued the 2011 Convertible Notes which may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).  As of March 31, 2010, $199.1 million of the 2011 Convertible Notes remain outstanding.

Prior to June 15, 2011, holders may convert their 2011 Convertible Notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011, until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their 2011 Convertible Notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.  During the three months ended March 31, 2010, the common stock sales price condition discussed in (i) above was met and therefore the 2011 Convertible Notes are eligible for conversion during the second quarter of 2010.

Upon conversion, a holder will receive the conversion value of the 2011 Convertible Notes converted equal to the conversion rate multiplied by the volume weighted average price of our common stock during a specified period following the conversion date. The conversion value of each 2011 Convertible Note will be paid in: (i) cash equal to the lesser of the principal amount of the 2011 Convertible Note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the 2011 Convertible Note, a combination of common stock and cash. In addition, upon a fundamental change (as defined in the indenture) at any time, the holders may require us to repurchase for cash all or a portion of their 2011 Convertible Notes at a price equal to 100% of the principal amount of the 2011 Convertible Notes being repurchased plus accrued and unpaid interest, if any.

In February 2010, our Board of Directors authorized a stock repurchase program, which allows us to purchase up to $200 million of our common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  This authorization is in addition to their authorization to repurchase up to $100 million of our common stock in conjunction with the offering of the 2040 Convertible Notes and includes any amounts which were outstanding under previously authorized stock repurchase programs.  In addition, the Company’s Board of Directors also authorized the repurchase of up to $100 million of the Company’s 2011 Convertible Notes in open market from time to time.

As of March 31, 2010, we had $243.6 million in cash and cash equivalents, $111.7 million in short-term investments, $26.2 million in long-term marketable securities and $36.8 million in restricted cash.

 Included in short-term investments and long-term marketable securities are auction rate securities with a fair value of $61.9 million and par value of $69.1 million. Our auction rate securities portfolio is solely comprised of AAA rated federally insured student loans and municipal and educational authority bonds. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. Included in the above are auction rate securities acquired through UBS AG with a par value of $52.1 million. In December 2008, we entered into an agreement with UBS AG which provides (i) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010, through July 2, 2012, and (ii) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012.  During the three months ended March 31, 2010, UBS repurchased $5.7 million of these auction rate securities at par.

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

Impact of Recently Issued Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments.  Changes in these factors may cause fluctuations in our earnings and cash flows.  We evaluate and manage the exposure to these market risks as follows:

 Fixed Income Investments:  We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $377.2 million as of March 31, 2010.  Most of these securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At March 31, 2010, the fair value of our auction rate securities portfolio totaled approximately $61.9 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers.  This limits the short-term liquidity of these securities.

Included in the aforementioned securities are auction rate securities acquired through UBS AG with a par value of $52.1 million.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into discussions with governmental agencies to provide liquidity to owners of auction rate securities.  In December 2008, the Company entered into an agreement with UBS which provides (1) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.

We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in a $0.3 million decrease in the fair value of our fixed income available-for-sale securities as of March 31, 2010.

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

Indebtness.  We have two debt instruments outstanding: convertible debt with a par value of $460 million and convertible debt with a par value of $199.1 million.  The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.

Interest Rate Swaps and Caps.  In connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%.  These swaps expire in February 2015.   In addition, we also entered into interest rate swaps with a notional amount of $185 million under which we pay a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%.  We also purchased interest rate caps for $4.0 million with notional amounts that range from $270 million to $200 million from 2012 to 2015.  We will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.  Included in the above are interest rate swaps with a notional value of $175 million which, based on our current credit rating, would require us to post collateral if our net liability under these interest rate swaps exceeds $12.5 million.  As a result of entering into these swaps increases in the 6 month USD – LIBOR rate will cause our interest expense to increase.  A hypothetical 50 basis point increase in the 6 month USD-LIBOR rate would result in a $3.2 million increase in our interest expense.

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

Changes in Internal Control over Financial Reporting.    During the quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Litigation

Thomson, Inc. v. Gemstar—TV Guide International, Inc., in the Superior Court of the State of Indiana for the County of Hamilton. On May 23, 2008, Thomson, Inc. (“Thomson”) initiated this action, seeking, among other things, indemnification from the Company in connection with its settlement of the patent claims against it in SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina.  The parties reached a confidential settlement in the matter and the Company paid all amounts due in March 2010.

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

Item 1A.  Risk Factors

In addition to the other information contained in this Report on Form 10-Q, you should consider carefully the following risks. This list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

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

Our failure to successfully develop new and improved products, services and technologies, including as a result of any of the risks described above, may reduce our future growth and profitability and may adversely affect our business, results and financial condition.

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

We derive significant revenues from CE manufacturer license fees for our IPG and  analog video content security ("ACP”) technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our ACP and IPG technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. The recent global economic downturn and similar global economic trends may significantly impact demand for such CE devices.  As a result, our future operating results may be adversely impacted by fluctuations in sales of consumer electronics devices employing our technologies.

In addition, the decision by manufacturers to incorporate our IPG technology into their products is a function of what other guide technologies and products are available. Our future operating results may be adversely impacted as a result of consumer electronics manufacturers opting not to incorporate our technology into their devices as a result of other available alternatives.

Dependence on the cooperation of cable multi system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers, television broadcasters, hardware manufacturers, publications, data providers and delivery mechanisms could adversely affect our revenues.

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

In anticipation of the 2009 transition to 100% digital transmission in the United States mandated by the FCC, we entered into agreements with CBS Corporation ("CBS") and National Datacast, Inc. ("NDI") which allow for the distribution of our CE IPG data over the digital broadcast signals of both CBS and NDI participating stations, following the installation of necessary equipment. The FCC has ruled that it is within the discretion of an MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with certain MSOs which provide for carriage of our program listing information in either the analog signal VBI or within the digital signal of broadcast television stations.

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

Our IPG data to CE devices broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk in the United States, we have entered into agreements with many service providers to ensure that our IPG data to CE devices will not be deleted or modified by such systems. Additionally, cable companies in the United States are progressively moving their systems from an analog format to a digital format, which poses certain problems to the passage of our IPG data to CE devices carried in their analog signals. Solving such problems will require the cooperation of third parties such as the MSOs and hardware manufacturers, and may also require additional investment by us. Furthermore, in order for CE devices that incorporate our IPG to receive our data, such data must also be able to pass through any receivers through which such CE devices are receiving television programming signals. Even if our IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our IPG data to CE devices. Widespread impedance of our IPG data to CE devices in any of the manners set forth above could have a material adverse impact on our CE IPG business.

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

The global recession has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the United States federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, these macroeconomic developments could negatively affect our business, operating results, financial condition or liquidity in a number of ways. For example, if the economic downturn makes it difficult for our customers and suppliers to accurately forecast and plan future business activities, they may delay, decrease or cancel purchases of our solutions or reduce production of their products. As many of our solutions are licensed on a per-unit fee basis, our customers’ decision to decrease production of their products or devices may decrease our licensing revenue and adversely impact our operating results.

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

In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including an increase in our liability to counterparties under interest rate swap contracts and the timing and amount of any repurchases of our common stock or debt we may make in the future). Our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

Finally, like other stocks, our stock price can be affected by global economic uncertainties and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could decrease.

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

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. In addition to the acquisition of Gemstar in May 2008, over the last several years we completed the divestitures of our TV Guide Magazine business (December 2008), our Software business (April 2008), our Games business (April 2008), our eMeta business (November 2008), our TVG Network business (January 2009) and our TV Guide Network and TV Guide Online businesses (February 2009). We also completed the acquisitions of Mediabolic, Inc. (January 2007) and All Media Guide Holdings, Inc. (December 2007) and the acquisition of the assets of Cryptography Research, Inc. (November 2007) and Muze, Inc. (April 2009). We may not realize the anticipated benefits of these acquisitions and divestitures or the benefits of any other acquisitions or divestitures we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

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

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to identify or complete any acquisition or divestiture in the future.  Further, the terms of any future indebtedness we may incur may restrict our ability to make and finance additional acquisitions or divestitures.

If we acquire businesses, new products or technologies in the future, we may incur significant acquisition-related costs. In addition, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our operating results. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. Acquisitions could also cause operating margins to fall depending upon the financial models of the businesses acquired.

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

As of March 31, 2010, we had total debt from continuing operations of approximately $659.1 million of which $199.1 million of borrowings are under our 2011 Convertible Notes and $460 million are under our 2040 Convertible Notes.  We may also incur additional indebtedness in the future. Our indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments or post collateral;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

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

Rovi Corporation’s subsidiaries, including Rovi Solutions Corporation (formerly known as Macrovision Corporation) and Rovi Guides Corporation (formerly known as Gemstar-TV Guide International), own a significant portion of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by the subsidiaries, including Rovi Solutions Corporation and Rovi Guides Corporation, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors or a co-issuer of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Despite our current level of indebtedness, we may still be able to incur more indebtedness. This could exacerbate the risks associated with our indebtedness.

We and our subsidiaries may incur additional indebtedness in the future. The terms of our indentures do not prohibit, us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with existing indebtedness, the holders of that indebtedness will be entitled to share ratably with the holders of our existing debt obligations in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Litigation could harm our business and result in:

•	substantial settlement or related costs, including indemnification of customers;

•	diversion of management and technical resources;

•	either our customers discontinuing to use or ourselves discontinuing to sell infringing products;

•	our expending significant resources to develop non-infringing technology; and

•	our obtaining licenses to infringed technology, which could be costly.

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

Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	DVD authoring facilities, mastering houses and replicators;

•	DVD authoring tools software companies and replicator test equipment suppliers;

•	DVD hardware manufacturers;

•	semiconductor and equipment manufacturers;

•	operators of entertainment content distributors, including pay-per-view (“PPV”) and video-on-demand (“VOD”) networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, and PC manufacturers;

•	DRM suppliers; and

•	Internet portals and other digital distribution companies.

Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

Some of our third party license arrangements require that we license others’ technologies and/or integrate our solutions with others. In addition, we rely on third parties to report usage and volume information to us. Delays, errors or omissions in this information could harm our business. If these third parties choose not to support integration efforts or delay the integration of our solutions, our business could be harmed.

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

We have entered into agreements with a large number of MSOs and DBS providers for the licensing or distribution of our technology, products and services. If consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. We cannot assure you that any measures that we have taken to protect us against any negative consequences resulting from those transactions will be effective. Also, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future obligations and discharge its past payment obligations under the agreement in some circumstances. Any such events could have a material adverse effect on the amount of revenue we receive under these agreements.

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

Limitations on control of IPG Inc. may adversely impact our operations.

We hold a 46% interest in IPG Inc., as a joint venture with nonaffiliated third parties, which hold the remaining interest. As a result of such arrangement, we may be unable to control the operations, strategies and financial decisions of IPG Inc. which could in turn result in limitations on our ability to implement strategies that we may favor, or to cause dividends or distributions to be paid. In addition, our ability to transfer our interests in IPG Inc. may be limited under the joint venture arrangement.

We have limited control over existing and potential customers’ and licensees’ decisions to include our technology in their product offerings.

In general, we are dependent on our customers and licensees—including producers and distributors of content for films and videos—to incorporate our technology into their products. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products. If our customers were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Furthermore, while we may be successful in having one or more industry standards-setting organizations require that our technology be used in order for a product to be compliant with the standards promulgated by such organizations there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.

Our operating results may fluctuate, which may cause us to not be able to sustain our revenue levels or rate of revenue growth on a quarterly or annual basis which may cause our common stock price to decline.

Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance. We may not be able to sustain our revenue levels, or our rate of revenue growth, on a quarterly or annual basis. In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under generally accepted accounting principles in the United States. Fluctuations in our operating results have in the past caused, and may in the future cause, the price of our common stock to decline.

Other factors that could affect our operating results include:

•	the acceptance of our technologies by system operators and CE manufacturers;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	expenses related to, and the financial impact of, the dispositions of businesses, including post- closing indemnification obligations;

•	the timing and ability of signing high-value licensing agreements during a specific period;

•
the potential that we may not be in a position to anticipate a decline in revenues in any quarter until (i) late in the quarter due to the closing of sales agreements late in the quarter or (ii) after the quarter ends due to the delay inherent in reporting from certain licensees;

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

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use by foreign system operators, CE manufacturers and PPV/VOD providers or if regulations governing our international businesses change. Any changes to the statutes or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

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

We develop and offer complex solutions, which we license to customers. The performance of these products typically involves working with sophisticated software, computing and communications systems. Due to the complexity of these products, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer. Because our products are embedded in digital content and other software, our solutions’ performance could unintentionally jeopardize our customers’ product performance. Any such defects, errors, or unintended performance problems in existing or new products, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service costs, any of which could materially harm our business.

In addition, we rely on customers and third party replicators to properly use our products to protect the software and applications to which our technology may be applied. Any improper use or application of the software by customers or third party replicators may render our technologies useless and result in losses from claims arising out of such improper use of the products.

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multi-channel video programming distributors, or MVPDs, which are the primary customers for certain of our products and services. FCC regulations prohibit MVPDs (except DBS providers) from deploying after July 1, 2007 consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”). The FCC has granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the FCC.  Further developments with respect to these issues or other related FCC action could impact the availability and/or demand for "plug and play" devices, including set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices and correspondingly affect our license fees.

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

Our Internet-based product and service offerings rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers. We do not have complete redundancy for all of our systems, and we do not maintain real-time back-up of our data, so in the event of significant system disruption, particularly during peak periods, we could experience loss of data processing capabilities, which could cause us to lose customers and could harm our operating results. Notwithstanding our efforts to protect against “down time” for products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide our Internet-based products and services, we must protect the security of our systems, networks, databases and software.

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

There can be no assurance that our historic trading prices, or those of technology companies in general, will be sustained. In the past, following periods of volatility in the market price of a company’s securities, some companies have been named in class action suits.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

Item 5.  Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

4.1	Indenture, dated as of March 17, 2010, by and between the Company and Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	3/18/10	4.1

4.2	Form of Note representing the Rovi Corporation 2.625% Convertible Senior Notes due 2040 (included in the Indenture referenced in Exhibit 4.1)	8-K	3/18/10	4.1

10.01	2010 Senior Executive Company Incentive Plan	8-K	2/16/10	10.1

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation

Authorized Officer:

Date: May 6, 2010	By: /s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer :

Date: May 6, 2010	By: /s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date: May 6, 2010	By: /s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer