Form 10-Q
period 2010-06-30
Rovi Corp
filed 2010-07-29
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
                                                                                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 22, 2010 103,152,700
Common stock, $0.001 par value	______________

ROVI CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

PART I.                     FINANCIAL INFORMATION

Item 1.                      Financial Statements

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$ 318,417	$ 165,410
Short-term investments	141,630	107,362
Restricted cash	36	36,838
Trade accounts receivable, net	88,339	71,875
Taxes receivable	4,596	6,363
Deferred tax assets, net	15,531	7,844
Prepaid expenses and other current assets	11,748	10,661
Total current assets	580,297	406,353
Long-term marketable securities	111,506	26,674
Property and equipment, net	39,278	43,124
Finite-lived intangible assets, net	741,580	779,371
Long-term deferred tax assets, net	-	13,691
Other assets	33,469	27,861
Goodwill	856,654	854,065
Total assets	$ 2,362,784	$ 2,151,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 63,279	$ 81,369
Deferred revenue	17,469	16,536
Current portion of long-term debt	154,446	18,486
Total current liabilities	235,194	116,391
Taxes payable, less current portion	83,685	80,675
Long-term debt, less current portion	369,803	411,551
Deferred revenue, less current portion	3,989	4,919
Long-term, deferred tax liabilities, net	41,814	-
Other non current liabilities	17,586	17,334
Total liabilities	752,071	630,870
Redeemable equity component of convertible debt	8,250	-
Stockholders’ equity:
Common stock	108	106
Treasury stock	(134,931)	(25,068)
Additional paid-in capital	1,741,731	1,657,888
Accumulated other comprehensive loss	(3,147)	(2,078)
Accumulated deficit	(1,298)	(110,579)
Total stockholders’ equity	1,602,463	1,520,269
Total liabilities and stockholders' equity	$ 2,362,784	$ 2,151,139

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$ 134,768	$ 119,478	$ 264,821	$ 230,636

Costs and expenses:
Cost of revenues	16,027	15,294	57,671	30,464
Research and development	23,315	23,009	49,244	46,033
Selling, general and administrative	33,956	32,248	68,081	64,379
Depreciation	4,642	4,482	9,433	9,031
Amortization of intangible assets	20,170	20,403	40,752	40,662
Restructuring and asset impairment charges	-	45,648	-	53,619
Total costs and expenses	98,110	141,084	225,181	244,188

Operating income (loss) from continuing operations:	36,658	(21,606)	39,640	(13,552)
Interest expense	(10,918)	(13,589)	(21,805)	(31,167)
Interest income and other, net	562	1,370	125	2,825
Gain on interest rate swaps and caps, net	19,025	-	12,689	-
Loss on debt redemption	(1,657)	-	(15,970)	-
Income (loss) from continuing operations before income taxes	43,670	(33,825)	14,679	(41,894)
Income tax expense (benefit)	2,399	(31,854)	(106,121)	(34,578)
Income (loss) from continuing operations, net of tax	41,271	(1,971)	120,800	(7,316)
Discontinued operations, net of tax	(85)	(171)	(11,519)	(36,341)
Net income (loss)	$ 41,186	$ (2,142)	$ 109,281	$ (43,657)

Basic income (loss) per share:
Basic income (loss) per share from continuing operations	$ 0.41	$ (0.02)	$ 1.18	$ (0.07)
Basic loss per share from discontinued operations	$ (0.00)	$ (0.00)	$ (0.11)	$ (0.37)
Basic net income (loss) per share	$ 0.41	$ (0.02)	$ 1.07	$ (0.44)

Shares used in computing basic net earnings per share	101,310	100,314	101,931	100,219

Diluted income (loss) per share:
Diluted income (loss) per share from continuing operations	$ 0.39	$ (0.02)	$ 1.13	$ (0.07)
Diluted loss per share from discontinued operations	$ (0.00)	$ (0.00)	$ (0.11)	$ (0.37)
Diluted net income (loss) per share	$ 0.39	$ (0.02)	$ 1.02	$ (0.44)

Shares used in computing diluted net earnings per share	106,629	100,314	106,701	100,219

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

	Common stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional paid- capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2009	105,720,821	$ 106	(2,262,975)	$ (25,068)	$ 1,657,888	$ (2,078)	$ (110,579)	$ 1,520,269
Comprehensive income:
Net income	-	-	-	-	-	-	109,281	109,281
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(932)	-	(932)
Unrealized losses in investments, net of tax	-	-	-	-	-	(137)	-	(137)
Total comprehensive income								108,212
Issuance of common stock upon exercise of options	2,005,549	2	-	-	37,633	-	-	37,635
Issuance of common stock under employee stock purchase plan	425,503	-	-	-	4,947	-	-	4,947
Issuance of restricted stock, net	9,729	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	17,057	-	-	17,057
Equity component of convertible debt, net of tax	-	-	-	-	56,947	-	-	56,947
Convertible debt repurchase	-	-	-	-	(30,325)	-	-	(30,325)
Reclass redeemable equity component of convertible debt	-	-	-	-	(8,250)	-	-	(8,250)
Repurchase of warrant and sale of call option, net	-	-	-	-	5,834	-	-	5,834
Stock repurchase	-	-	(2,971,000)	(109,863)	-	-	-	(109,863)
Balances as of June 30, 2010	108,161,602	$ 108	(5,233,975)	$ (134,931)	$ 1,741,731	$ (3,147)	$ (1,298)	$ 1,602,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 109,281	$ (43,657)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss from discontinued operations, net of tax	11,519	36,341
Change in fair value of interest rate swaps and caps, net of premium	(16,698)	-
Depreciation	9,433	9,031
Amortization of intangible assets	40,752	40,662
Amortization of note issuance costs and convertible note discount	13,140	11,628
Equity-based compensation	17,057	9,694
Restructuring and asset impairment charge	-	48,872
Loss on debt redemption	15,446	-
Deferred taxes	12,698	(42,767)
Loss on sale of R&D joint venture	990	-
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(16,239)	(2,477)
Deferred revenue	3	6,988
Prepaid expenses, other current assets and other assets	(5,058)	3,409
Income taxes	9,137	(11,538)
Accounts payable, accrued expenses, and other long-term liabilities	(28,641)	(11,542)
Net cash provided by operating activities of continuing operations	172,820	54,644
Net cash (used in) provided by operating activities of discontinued operations	(715)	1,184
Net cash provided by operating activities	172,105	55,828
Cash flows from investing activities:
Proceeds from disposition of businesses, net of costs to sell	-	266,205
Change in restricted cash	36,802	(36,782)
Purchases of long and short-term marketable investments	(250,625)	(48,865)
Sales or maturities of long and short-term marketable investments	130,615	53,616
Purchases of property and equipment	(5,509)	(6,868)
Payments for acquisition, net of cash acquired	(5,748)	(24,815)
Other investing, net	4,507	-
Net cash (used in) provided by investing activities of continuing operations	(89,958)	202,491
Net cash used in investing activities of discontinued operations	-	-
Net cash (used in) provided by investing activities	(89,958)	202,491
Cash flows from financing activities:
Payments under capital lease and debt obligations	(313,350)	(290,344)
Sale of convertible bond call option and repurchase of warrant, net	5,834	-
Purchase of treasury stock	(109,863)	-
Proceeds from issuance of debt, net of issuance costs	446,517	-
Proceeds from exercise of options and employee stock purchase plan	42,582	5,342
Net cash provided by (used in) financing activities of continuing operations	71,720	(285,002)
Net cash used in financing activities of discontinued operations	-	(114)
Net cash provided by (used in) financing activities	71,720	(285,116)
Effect of exchange rate changes on cash	(860)	(414)
Net increase (decrease) in cash and cash equivalents	153,007	(27,211)
Cash and cash equivalents at beginning of period	165,410	199,188
Cash and cash equivalents at end of period	$ 318,417	$ 171,977

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Rovi Corporation and its subsidiaries (collectively “Rovi” or the “Company”) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and content protection technologies and services.  In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.  The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets.

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

On February 26, 2010, the Company sold its 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks.  Guideworks was a research and development joint venture with Comcast that developed interactive program guide solutions, which are distributed by the Company under the i-Guide brand.  Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks.  The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with Accounting Standards Codification (“ASC”) 730-20, Research and Development Arrangements.  Included in research and development expenses for the three months ended June 30, 2010 and 2009, are $0.0 million and $3.0 million, respectively, in expenses related to Guideworks.  Included in research and development expenses for the six months ended June 30, 2010 and 2009, are $1.7 million and $5.8 million, respectively, in expenses related to Guideworks.

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

   The adoption of ASU 2009-13 may have a material impact on the Company’s revenue in any given period subsequent to adoption.  For example, the Company often enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a set period for a flat fee.  Under the previous multiple element guidance, the Company generally would not be able to provide objective and reliable evidence of the fair value of the go-forward license arrangement (the undelivered element) and therefore would have recognized all revenue for such agreement ratably over the term of the agreement.  Applying the guidance in the update, the Company would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license.  As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term.

    For the three months ended June 30, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $0.3 million each, and diluted EPS by $0.00, as compared to application of the previous guidance. For the six months ended June 30, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $2.8 million each, and diluted EPS by $0.03, as compared to application of the previous guidance.

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

The Company licenses its proprietary IPG technology to consumer electronics (“CE”) manufacturers and to multi-channel video service providers.  The Company generally recognizes revenue from IPG product and patent licensing on a per-unit shipped model (with CE manufacturers) or a per-subscriber model (with service providers).  The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer.  CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer.  Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee.  Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement.  For instance, certain IPG licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee.  The Company records the fees associated with these arrangements on a straight-line basis over the specified term.

The Company also generates advertising revenue through its IPGs.  Advertising revenue is recognized when the related advertisement is provided.  All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

The Company’s ACP technology licensing agreements often provide for the payment of a per-unit royalty fee for the shipment of DVDs and the shipment of digital set-top boxes that incorporate our technology.  The Company relies on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable.  The Company has established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual.  Accordingly, royalty revenue from these customers is recognized as earned.  Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis.  Licensees generally report activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. The Company has also entered into agreements with certain entertainment studios for which they have the right to ship an unlimited number of DVDs that utilize our ACP technology over a specified term for a flat fee.  The Company records the revenue associated with these arrangements on a straight-line basis over the specified term.  In addition, the Company has also entered into agreements with CE manufacturers in which they pay the Company a one-time fee for a perpetual license to our ACP technology.   Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

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

NOTE 4 – DISCONTINUED OPERATIONS

During the three and six months ended June 30, 2010, the Company recorded $0.1 million and $11.5 million in expenses related to indemnification for IP infringement claims relating to the Company’s Software business which was sold in 2008.

On February 28, 2009, the Company sold its TV Guide Network and TV Guide Online business units for approximately $242 million in cash, of which $36.8 million was deposited in a 15 month escrow account as a source of recovery in the event the buyer has an indemnifiable claim.  The $36.8 million that was in escrow was released to the Company in June of 2010.

On January 27, 2009, the Company sold its TVG Network business unit for approximately $50.7 million.  Included in the net assets sold was $11.9 million of cash.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue:
TV Guide Network / TV Guide Online	$ -	$ -	$ -	$ 20,319
TVG Network	-	-	-	2,616

Pre-tax (loss) income
TV Guide Network / TV Guide Online	$ -	$ -	$ -	$ 1,825
TVG Network	-	-	-	(694)
Software	(85)	-	(11,519)	-
Pre-tax loss on disposal of business units	-	(193)	-	(3,661)
Income tax benefit (expense) (1)	-	22	-	(33,811)
Loss from discontinued operations, net of tax	$ (85)	$ (171)	$ (11,519)	$ (36,341)

(1)
No tax benefit was recorded for the three and six months ended June 30, 2010, as a result of the deferred tax valuation allowance recorded during the same period (see Note 13). The $33.8 million in tax expense for the six months ended June 30, 2009, is primarily due to the sales of TVG Network and TV Guide Network and TV Guide Online including goodwill for which the Company had no basis for tax purposes.

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

Prior to November 15, 2039, holders may convert their 2040 Convertible Notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price in effect on each applicable trading day; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture, or (iv) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to that redemption date.  From November 15, 2039 until the close of business on the scheduled trading day immediately preceding the maturity date of February 15, 2040, holders may convert their 2040 Convertible Notes into cash and shares of the Company’s common stock at the applicable conversion rate, at any time, regardless of the foregoing circumstances.  After February 20, 2015, the Company has the right to call for redemption all, or a portion, of the 2040 Convertible Notes at 100% of the principal amount of notes to be redeemed, plus accrued interest to, but excluding, the redemption date.  Holders have the right to require the Company to repurchase the 2040 Convertible Notes on February 20, 2015, 2020, 2025, 2030 and 2035 for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued interest to, but excluding, the repurchase date.

Upon conversion, a holder will receive the conversion value of the 2040 Convertible Notes converted based on  the conversion rate multiplied by the volume weighted average price of the Company’s common stock over a specified observation period following the conversion date. The conversion value of each 2040 Convertible Note will be paid in cash up to the aggregate principal amount of the 2040 Convertible Notes to be converted and shares of common stock to the extent the conversion value exceeds the principal amount of the converted note.  Upon the occurrence of a fundamental change (as defined in the indenture), the holders may require the Company to repurchase for cash all or a portion of their 2040 Convertible Notes at a price equal to 100% of the principal amount of the 2040 Convertible Notes being repurchased plus accrued interest, if any.  In addition, following certain corporate events that occur prior to February 20, 2015, the conversion rate will be increased for holders who elect to convert their notes in connection with such a corporate event in certain circumstances.

In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company has separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized.  The Company allocated $94.8 million to the equity component, which is recorded as additional paid-in-capital, and the remaining $365.2 million of the proceeds to the liability component of the 2040 Convertible Notes.  In addition, $2.8 million of the $13.5 million of note issuance costs were allocated to the equity component and recorded to additional paid-in-capital. The Company also recorded a $35.1 million deferred tax liability in conjunction with the 2040 Convertible Notes, with the offsetting amount recorded as a reduction to additional paid-in-capital.

    As of June 30, 2010, the principal amount of the Company’s 2040 Convertible Notes was $460 million, the unamortized discount on the 2040 Convertible Notes was $90.2 million and the carrying amount was $369.8 million.   During the three and six months ended June 30, 2010,  the Company recorded $4.0 million and $4.6 million, respectively, of interest expense for the 2040 Convertible Notes related to the amortization of the discount.

Convertible Senior Notes Due 2011

In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par.  In connection with the Gemstar-TV Guide International (“Gemstar”) acquisition, the Company entered into a supplemental indenture with respect to the 2011 Convertible Notes whereby the 2011 Convertible Notes became convertible into shares of the Company’s common stock. The 2011 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).   During the three months ended June 30, 2010, the Company repurchased $36.4 million in par value of the 2011 Convertible Notes for $49.7 million.  The Company allocated $35.9 million of the purchase price to the liability component and the remaining $13.8 million to the equity component of the 2011 Convertible Notes (which was recorded as a reduction to additional paid in capital).  In connection with the repurchase, the Company also recorded a $1.7 million loss on debt redemption which represents the difference between the carrying value of the 2011 Convertible Notes retired and the $35.9 million allocated to the liability component above and the write-off of the related note issuance costs.  During the six months ended June 30, 2010, the Company repurchased a total of $77.3 million in par value of the 2011 Convertible Notes for $106.1 million.  The Company allocated $75.8 million of the purchase price to the liability component and the remaining $30.3 million to the equity component of the 2011 Convertible Notes.  In connection with the repurchase, during the six months ended June 30, 2010, the Company also recorded a $3.5 million loss on debt redemption.

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

Upon conversion, a holder will receive the conversion value of the 2011 Convertible Notes converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each Convertible Note will be paid in: (i) cash equal to the lesser of the principal amount of the 2011 Convertible Note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the 2011 Convertible Note, a combination of common stock and cash. In addition, upon a fundamental change (as defined in the indenture) at any time, the holders may require Rovi Solutions to repurchase for cash all or a portion of their 2011 Convertible Notes  at a price equal to 100% of the principal amount of the 2011 Convertible Notes being repurchased plus accrued interest, if any.

In accordance with ASC 470, the Company has separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized.  As of June 30, 2010, and December 31, 2009, the principal amount of the Company’s 2011 Convertible Notes was $162.7 million and $240.0 million, respectively.  As of June 30, 2010 and December 31, 2009, the unamortized discount on the 2011 Convertible Notes was $8.3 million and $17.2 million, respectively, resulting in a carrying amount of $154.4 million and $222.8 million, respectively.   During the three months ended June 30, 2010 and 2009, the Company recorded $2.0 million and $2.3 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount.  During the six months ended June 30, 2010 and 2009, the Company recorded $4.4 million and $4.6 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount.  As of June 30, 2010, the 2011 Convertible Notes were eligible for conversion at the option of the note holders.  The Company has therefore reclassified the $8.3 million unamortized discount to temporary equity and recorded the liability component as current on its condensed consolidated balance sheet.

Concurrent with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the 2011 Convertible Notes, of the Company’s common stock at a price of approximately $28.28 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to additional paid-in-capital.   In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a corresponding portion of the convertible bond call option and in the process received $29.0 million.  This payment has been recorded as an increase to additional paid-in-capital.  As of June 30, 2010, the Company continues to have the option to purchase up to 5.4 million shares of its common stock under the terms described above.

In addition, concurrent with the issuance of the 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants which have been recorded as an increase to additional paid-in-capital.  In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a corresponding portion of the warrants for $23.2 million.  These payments have been recorded as a decrease to additional paid-in-capital.  As of June 30, 2010, warrants to purchase up to 5.4 million shares of the Company’s common stock under the terms described above remained outstanding.

Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company borrowed $550.0 million under a five year senior secured term loan credit facility (“Term Loan”). As of December 31, 2009, the Term Loan balance was $207.2 million.  During the three months ended March 31, 2010, the Company paid off and retired the Term Loan.  In connection with retiring the Term Loan, the Company recorded a $12.5 million loss on debt redemption, primarily due to writing off the remaining note issuance costs.

NOTE 6 – INVESTMENTS

The following is a summary of available-for-sale and other investment securities (in thousands) as of June 30, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$ 33,380	$ -	$ -	$ 33,380
Cash equivalents - Money markets	277,480	-	-	277,480
Cash equivalents – Corporate debt	4,557			4,557
Cash equivalents – U.S. Agencies	3,000	-	-	3,000
Total cash and cash equivalents	$ 318,417	$ -	$ -	$ 318,417

Restricted cash	$ 36	$ -	$ -	$ 36
Available-for-sale investments:
Auction rate securities	$ 16,900	$ -	$ (1,815)	$ 15,085
Corporate debt securities	88,345	93	(170)	88,268
U.S. Treasury/Agencies	131,823	120	(10)	131,933
Total available-for-sale investments	$ 237,068	$ 213	$ (1,995)	$ 235,286

Auction rate securities classified as trading				$ 16,198
ARS Put Option				1,652

Total cash, cash equivalents, restricted cash and investments				$ 571,589

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2009:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$ 36,801	$ -	$ -	$ 36,801
Cash equivalents - Money markets	128,609	-	-	128,609
Total cash and cash equivalents	$ 165,410	$ -	$ -	$ 165,410

Restricted cash	$ 36,838	$ -	$ -	$ 36,838
Available-for-sale investments:
Auction rate securities	$ 17,100	$ -	$ (1,821)	$ 15,279
Corporate debt securities	38,583	189	(24)	38,748
U.S. Treasury/Agencies	22,300	1	(17)	22,284
Total available-for-sale investments	$ 77,983	$ 190	$ (1,862)	$ 76,311

Auction rate securities classified as trading				$ 51,952
ARS Put Option				$ 5,773

Total cash, cash equivalents, restricted cash and investments				$ 336,284

As of June 30, 2010, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$ 131,337
Due in 1-2 years	56,827
Due in 2-3 years	39,594
Due in greater than 3 years	15,085
Total	$ 242,843

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

Market values were determined for each individual security in the investment portfolio.  The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues.  The Company’s available-for-sale auction rate securities portfolio at June 30, 2010 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments.

NOTE 7 – INTEREST RATE SWAPS AND CAPS

In connection with the issuance of the 2040 Convertible Notes, the Company entered into interest rate swaps with a notional amount of $460.0 million under which it pays a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receives a fixed rate of 2.625%.  These swaps expire in February 2015.   In addition, in connection with the remaining balance of the 2011 Convertible Notes, the Company also entered into interest rate swaps with a notional amount of $185.0 million under which it pays a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receives a fixed rate of 2.625%.  These swaps expire in August 2011.  The Company entered into these swaps as it believed interest rates will increase in the future at a slower pace than the market then anticipated, thus allowing it to reduce its overall interest expense related to the convertible debt.  The Company also purchased interest rate caps for $4.0 million with notional amounts that range from $270.0 million to $200.0 million from 2012 to 2015.  The Company will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.  Included in the above are interest rate swaps with a notional value of $175.0 million which, based on the Company’s current credit rating, would require the Company to post collateral if our net liability under these interest rate swaps exceeds $12.5 million.

The Company has not designated any of its interest rate swaps or caps as hedges.  The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair value recorded as gain on interest rate swaps and caps, net, in its condensed consolidated statement of operations.  During the three and six months ended June 30, 2010, the Company recorded a gain of $19.0 million and $12.7 million, respectively for the change in the fair value of its interest rate swaps and caps.  For information on the fair value of the Company’s interest rate swaps and caps see Note 8.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period.  Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at June 30, 2010 (in thousands):

		Quoted Prices in	Significant Other	Significant Unobservable
		Active Markets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Current Assets
Money market funds (1)	$ 277,480	$ 277,480	$ -	$ -
Corporate debt securities (2)	44,286	-	44,286	-
U.S. agency debt securities (3)	87,051	-	87,051	-
Auction rate securities (4)	16,198	-	-	16,198
ARS Put Option (5)	1,652	-	-	1,652
Non-Current Assets
Auction rate securities (6)	15,085	-	-	15,085
Corporate debt securities (6)	48,539	-	48,539	-
U.S. agency debt securities (6)	47,882	-	47,882	-
Interest rate swaps and caps (7)	16,699	-	16,699	-
Total assets	$ 554,872	$ 277,480	$ 244,457	$ 32,935

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	Includes $4.6 million classified as cash and cash equivalents and $39.7 million as short-term investments on the condensed consolidated balance sheet.
(3)	Includes $3.0 million classified as cash and cash equivalents and $84.1 million as short-term investments on the condensed consolidated balance sheet.
(4)	Included in short-term investments on the condensed consolidated balance sheet and classified as trading securities.
(5)	Included in short-term investments on the condensed balance sheet. The Company has elected the fair value option for the ARS Put Option.
(6)	Included in long-term marketable securities on the condensed consolidated balance sheet and classified as available-for-sale securities.
(7)	Included in other assets on the condensed consolidated balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option as of June 30, 2010 (in thousands):

Balance at December 31, 2009	$ 73,004
Gain on ARS classified as trading and recorded in other income	4,121
Unrealized gain included in accumulated other comprehensive income	6
ARS Put Option loss recorded in other income	(4,121)
Settlements	(40,075)
Balance at June 30, 2010	$ 32,935

    The fair value of the Company’s outstanding debt at June 30, 2010 is as follows (in thousands):

		Quoted Prices	Significant Other
		in Active Markets	Observable Inputs
	Carrying Value	(Level 1)	(Level 2)
2011 Convertible Notes (1)	$ 154,446	$ -	$ 226,206
2040 Convertible Notes (1)	369,803	-	468,039
$ 524,249

(1)	The par value of the 2011 Convertible Notes and 2040 Convertible Notes is $162.7 million and $460 million, respectively. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION

    Stock Option Plans

The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2000 Equity Incentive Plan (the “2000 Plan”).

As of June 30, 2010, the Company had a total of 29.6 million shares reserved and 12.3 million shares available for issuance under the 2000 and 2008 Plans. The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  For options granted during the period ended June 30, 2010, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly.  Option grants have contractual terms ranging from five to ten years.

Restricted stock awards generally vest annually over four years.  As of June 30, 2010, the number of shares awarded but unvested was 1.1 million.

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

As of June 30, 2010, the Company had a total of 7.5 million shares reserved and 6.6 million shares available for future issuance under the ESPP.

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

The assumptions used to value equity-based payments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Option Plans:
Dividends	None	None	None	None
Expected term	4.5 years	4.6 years	4.5 years	4.5 years
Risk free interest rate	2.3%	2.0%	2.2%	1.9%
Volatility rate	39%	41%	38%	46%

ESPP:
Dividends	N/A	N/A	None	None
Expected term	N/A	N/A	1.3 years	1.3 years
Risk free interest rate	N/A	N/A	0.5%	0.8%
Volatility rate	N/A	N/A	35%	53%

    As of June 30, 2010, there was $46.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.3 years.

    The weighted average fair value of equity-based awards are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average fair value:
Option grants	$13.18	$7.63	$12.55	$6.55
Employee purchase share rights	N/A	N/A	$8.64	$4.92
Restricted stock award grants	$38.98	N/A	$34.06	$15.73

    The total intrinsic value of options exercised during the three and six months ended June 30, 2010, was $21.8 million and $34.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

 NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2009	$ 854,065
Changes due to foreign currency exchange rates and other	(134)
2010 acquisitions	2,723
Goodwill, net at June 30, 2010	$ 856,654

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

The Company’s finite-lived intangible assets associated with its continuing operations are as follows (in thousands):

	June 30, 2010
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 828,923	$ (164,710)	$ 664,213
Existing contracts and customer relationships	47,634	(13,438)	34,196
Content databases	51,197	(12,946)	38,251
Trademarks / Tradenames	8,300	(3,380)	4,920
	$ 936,054	$ (194,474)	$ 741,580

	December 31, 2009
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 827,838	$ (131,201)	$ 696,637
Existing contracts and customer relationships	46,577	(11,323)	35,254
Content databases	50,973	(10,086)	40,887
Trademarks / Tradenames	8,300	(1,707)	6,593
	$ 933,688	$ (154,317)	$ 779,371

    As of June 30, 2010, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2010	$ 39,627
2011	77,382
2012	73,473
2013	71,418
2014	70,567
Thereafter	409,113
Total amortization expense	$ 741,580

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Muze Restructuring Plan

In connection with the acquisition of substantially all of the assets of Muze (see Note 3), management implemented a plan to restructure Muze’s operations resulting in a charge of $0.9 million during the second quarter of 2009. This was done to eliminate redundancies with the Company’s metadata business. This charge included $0.7 million for employee severance and a $0.2 million liability for the fair value of future lease payments on abandoned office space. The Company paid all of the employee severance costs in 2009.

    Q1 2009 Restructuring Plan

In conjunction with the disposition of the media properties (TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online) acquired in the Gemstar acquisition, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  This was done to create cost efficiencies for the Company since it would no longer support any of these businesses.  These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space. The Company paid all of the employee severance costs in 2009. As of June 30, 2010, the liability for future lease payments related to the abandoned office space was $1.9 million.

Additionally, during the first quarter of 2009, the Company reversed the remaining $0.4 million in liabilities related to a fiscal 2007 restructuring plan.

NOTE 12 – EARNINGS PER SHARE (EPS)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic income (loss) per common share
Income (loss) from continuing operations	$ 41,271	$ (1,971)	$ 120,800	$ (7,316)
Income allocated to participating securities	(213)	-	(675)	-
Income (loss) allocated to common shareholders from continuing operations	$ 41,058	$ (1,971)	$ 120,125	$ (7,316)

Discontinued Operations	$ (85)	$ (171)	$ (11,519)	$ (36,341)
Loss allocated to participating securities	-	-	64	-
Discontinued operations allocated to common shareholders	$ (85)	$ (171)	$ (11,455)	$ (36,341)

Net income (loss)	$ 41,186	$ (2,142)	$ 109,281	$ (43,657)
Income allocated to participating securities	(213)	-	(611)	-
Net income (loss) allocated to common shareholders	$ 40,973	$ (2,142)	$ 108,670	$ (43,657)

Weighted average basic common shares outstanding	101,310	100,314	101,931	100,219

Income (loss) per common share from continuing operations	$ 0.41	$ (0.02)	$ 1.18	$ (0.07)
Loss per common share from discontinued operations	0.00	0.00	(0.11)	(0.37)
Net income (loss) per common share	$ 0.41	$ (0.02)	$ 1.07	$ (0.44)

Diluted income (loss) per common share
Income (loss) from continuing operations	$ 41,271	$ (1,971)	$ 120,800	$ (7,316)
Income allocated to participating securities	(202)	-	(645)	-
Income (loss) allocated to common shareholders from continuing operations	$ 41,069	$ (1,971)	$ 120,155	$ (7,316)

Discontinued Operations	$ (85)	$ (171)	$ (11,519)	$ (36,341)
Loss allocated to participating securities	-	-	62	-
Discontinued operations allocated to common shareholders	$ (85)	$ (171)	$ (11,457)	$ (36,341)

Net income (loss)	$ 41,186	$ (2,142)	$ 109,281	$ (43,657)
Income allocated to participating securities	(202)	-	(583)	-
Net income (loss) allocated to common shareholders	$ 40,984	$ (2,142)	$ 108,698	$ (43,657)

Weighted average diluted common shares outstanding	101,310	100,314	101,931	100,219
Dilutive potential common shares	5,319	-	4,770	-
Weighted average diluted common shares outstanding	106,629	100,314	106,701	100,219

Income (loss) per common share from continuing operations	$ 0.39	$ (0.02)	$ 1.13	$ (0.07)
Loss per common share from discontinued operations	0.00	0.00	(0.11)	(0.37)
Net income (loss) per common share	$ 0.39	$ (0.02)	$ 1.02	$ (0.44)

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	2,030	7,960	1,544	5,364
Restricted stock	14	863	4	964
Warrants (1)	-	7,955	-	7,955
Convertible Notes (1)	9,713	8,486	5,720	8,486
Total weighted average potential common shares excluded from diluted net earnings per share	11,757	25,264	7,268	22,769

(1)
See Note 5 for additional details.  In addition, in connection with a 2007 acquisition, the Company agreed to issue a warrant for the purchase of 0.9 million shares of its common stock.  This warrant has not been issued and is not included in the table above.

NOTE 13 – INCOME TAXES

During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business.  To account for the PFA closing agreement, the Company (i) recorded a discrete tax benefit for the release of $576.9 million of reserves for uncertain tax positions previously netted against its deferred tax assets, (ii) reduced the deferred tax asset originally established in connection with the tax loss by $115 million to reflect the PFA closing agreement and (iii) established a valuation allowance of $347 million against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized.

At June 30, 2010, the Company reviewed the determination made at March 31, 2010 that it is more likely than not that its deferred tax assets will not be realized.  While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010 determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at June 30, 2010.

During the three months ended June 30, 2010, the Company received $128.5 million from the Internal Revenue Service resulting from loss carryback claims for taxes paid by Rovi group members during the years 2003 – 2008.

The Company recorded income tax expense from continuing operations for the three months ended June 30, 2010 of $2.4 million, primarily for foreign tax.  The Company recorded an income tax benefit from continuing operations for the three months ended June 30, 2009 of $31.9 million, primarily attributable to a reduction in forecasted 2009 profits resulting from trademark and intangible impairments recorded during the quarter.  The Company recorded an income tax benefit from continuing operations of $106.1 million for the six months ended June 30, 2010 and an income tax benefit from continuing operations for the six months ended June 30, 2009 of $34.6 million.  The income tax benefit for the six months ended June 30, 2010 is primarily attributable to the PFA closing agreement described above.  Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

The Company recognizes a liability for uncertain tax positions.  The gross tax-affected unrecognized tax benefits which, if recognized, would affect our tax rate were $56.1 million as of June 30, 2010.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is (in thousands):

Balance as of January 1, 2010	$ 634,020
Additions for tax provisions of prior years	1,068
Reductions for PFA resolution	(576,884)
Balance as of June 30, 2010	$ 58,204

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2006.

NOTE 14 – STOCK REPURCHASE PROGRAM

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100 million of common stock in connection with the offering of the 2040 Convertible Notes as well as up to an additional $200 million of its common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  This $200 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs.  In connection with the 2040 Convertible Note offering the Company repurchased 2.7 million shares of its common stock for $100 million.  During the three months ended June 30, 2010, the Company repurchased an additional 0.3 million shares of its common stock for $9.9 million.  These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of June 30, 2010, treasury stock consisted of 5.2 million shares of common stock that had been repurchased, with a cost basis of approximately $134.9 million.

NOTE 15 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$ 41,186	$ (2,142)	$ 109,281	$ (43,657)
Other comprehensive income (loss):
Unrealized (losses) gains on investments	(85)	(36)	(137)	1,057
Foreign currency translation adjustments	141	2,281	(932)	862
Comprehensive income (loss)	$ 41,242	$ 103	$ 108,212	$ (41,738)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Overview

    We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment. Our offerings include interactive program guides (IPGs), IPG advertising, embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. We group our revenue into the following categories – (i) consumer electronics (“CE”) manufacturers, (ii) service providers, and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. Our management feels this classification is preferable as it allows a better association between service provider revenue and digital households deploying a Company-provided IPG or an IPG deployed under a patent license with us. CE manufacturers deploy such Company products and services as Connected Platform, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, web services, LASSO and Tapestry. Service providers deploy such Company products and services as Passport Echo, Passport DCT, Passport, i-Guide and web services. Other includes our business of licensing our extensive database of descriptive information about television, movie, music and game content and our entertainment company content protection products and services such as ACP, RipGuard, CopyBlock and BD+.

On January 27, 2009, we sold our TVG Network business and on February 28, 2009, we sold our TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”.  The results of operations and cash flows of the Media Properties and the Company’s Software business, which was sold in 2008, have been classified as discontinued operations for all periods presented.

On February 26, 2010, we sold our 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks.  Guideworks was a research and development joint venture with Comcast that developed interactive program guide solutions, which are distributed by the Company under the i-Guide brand.  Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks.  The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with Accounting Standards Codification (“ASC”) 730-20, Research and Development Arrangements.  Included in research and development expenses for the three months ended June 30, 2010 and 2009, are $0.0 million and $3.0 million, respectively, in expenses related to Guideworks.  Included in research and development expenses for the six months ended June 30, 2010 and 2009, are $1.7 million and $5.8 million, respectively, in expenses related to Guideworks.

Results of Operations

The following tables present our condensed consolidated statements of operations for our continuing operations compared to the prior year (in thousands).

	Three Months Ended
	June 30,
	2010	2009	Change $	Change %
Revenues:
Service providers	$ 63,870	$ 58,587	5,283	9%
CE manufacturers	57,701	47,938	9,763	20%
Other	13,197	12,953	244	2%
Total revenues	134,768	119,478	15,290	13%
Costs and expenses:
Cost of revenues	16,027	15,294	733	5%
Research and development	23,315	23,009	306	1%
Selling, general and administrative	33,956	32,248	1,708	5%
Depreciation	4,642	4,482	160	4%
Amortization of intangible assets	20,170	20,403	(233)	-1%
Restructuring and asset impairment charges	-	45,648	(45,648)	-100%
Total operating expenses	98,110	141,084	(42,974)	-30%

Operating income (loss) from continuing operations	36,658	(21,606)	58,264	-270%
Interest expense	(10,918)	(13,589)	2,671	-20%
Interest income and other, net	562	1,370	(808)	-59%
Gain on interest rate swaps and caps, net	19,025	-	19,025	NA
Loss on debt redemption	(1,657)	-	(1,657)	NA
Income (loss) from continuing operations before taxes	43,670	(33,825)	77,495	-229%
Income tax expense (benefit)	2,399	(31,854)	34,253	-108%
Income (loss) from continuing operations, net of tax	41,271	(1,971)	43,242	-2194%
Loss from discontinued operations, net of tax	(85)	(171)	86	-50%
Net income (loss)	$ 41,186	$ (2,142)	43,328	-2023%

	Six Months Ended
	June 30,
	2010	2009	Change $	Change %

Revenues:
Service providers	$ 131,269	$ 111,020	20,249	18%
CE manufacturers	106,280	94,424	11,856	13%
Other	27,272	25,192	2,080	8%
Total revenues	264,821	230,636	34,185	15%
Costs and expenses:
Cost of revenues	57,671	30,464	27,207	89%
Research and development	49,244	46,033	3,211	7%
Selling, general and administrative	68,081	64,379	3,702	6%
Depreciation	9,433	9,031	402	4%
Amortization of intangible assets	40,752	40,662	90	0%
Restructuring and asset impairment charges	-	53,619	(53,619)	-100%
Total operating expenses	225,181	244,188	(19,007)	-8%

Operating income (loss) from continuing operations	39,640	(13,552)	53,192	-393%
Interest expense	(21,805)	(31,167)	9,362	-30%
Interest income and other, net	125	2,825	(2,700)	-96%
Gain on interest rate swaps and caps, net	12,689	-	12,689	NA
Loss on debt redemption	(15,970)	-	(15,970)	NA
Income (loss) from continuing operations before taxes	14,679	(41,894)	56,573	-135%
Income tax benefit	(106,121)	(34,578)	(71,543)	207%
Income (loss) from continuing operations, net of tax	120,800	(7,316)	128,116	-1751%
Loss from discontinued operations, net of tax	(11,519)	(36,341)	24,822	-68%
Net income (loss)	$ 109,281	$ (43,657)	152,938	-350%

Service Providers Revenue

For the three and six months ended June 30, 2010, revenue from the sale of our products to service providers increased by 9% and 18%, respectively, compared to the same periods in the prior year.  These increases are primarily due to a $3.5 million and a $13.5 million increase, respectively, in IPG patent licensing revenue and a $3.0 million and a $6.7 million increase, respectively, in IPG product revenues. IPG revenues benefited from new international IPG patent licensees as well as from digital subscriber growth both internationally and domestically.  We expect revenue from licensing our IPG products and patents to continue to grow in the future from increased international licensing and from continued digital subscriber growth.

CE Manufacturers Revenue

For the three and six months ended June 30, 2010, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 20% and 13%, respectively, compared to the same periods in the prior year. These increases were driven by increases in our digital and ACP product revenues.  While we experienced an increase in ACP revenues during the three months ended June 30, 2010, we do not anticipate this growth to continue and instead believe that ACP revenue will decline.  We anticipate this decline to be offset in the future by our digital offerings, particularly after our Total Guide IPG solution is introduced into CE devices.

Other Revenue

Other revenue consists primarily of licensing of our underlying media content/metadata and licensing of our content protection technologies to entertainment companies.  For the three and six months ended June 30, 2010, Other revenue increased compared to the same period in the prior year primarily due to increased revenue from our data business, largely driven by the Muze acquisition.  This increase in the data business was partially offset by a decline in our content protection revenues from entertainment studios.

Cost of Revenues

For the three months ended June 30, 2010, cost of revenues increased from the same period in the prior year primarily due to an increase in cash and stock related compensation.  For the six months ended June 30, 2010, cost of revenues increased from the same period in the prior year primarily due to approximately $24.5 million in costs associated with indemnification claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition. These primarily relate to the resolution of the DirecTV and Thompson, Inc. matters (see Note 16 to the Condensed Consolidated Financial Statements).

Research and Development

For the three months ended June 30, 2010, research and development expenses were flat to the same period in the prior year as savings from exiting Guideworks (see Note 1 to the Condensed Consolidated Financial Statements) were offset by an increase in cash and stock related compensation expense due to increased headcount.  For the six months ended June 30, 2010, research and development expenses increased from the same periods in the prior year primarily due to increased cash and stock related compensation expense driven by increased headcount.

Selling, General and Administrative

For the three and six months ended June 30, 2010, selling, general and administrative expenses increased from the same periods in the prior year primarily due to increased stock compensation expense of $2.5 million and $4.9 million, respectively.  Stock compensation expense increased primarily due to options and restricted shares granted in 2009 and increased participation in the Company’s employee stock purchase plan.

Restructuring and Asset Impairment Charges

    During the second quarter of 2009, we completed extensive consumer research regarding our brands. This consumer research indicated that the brands acquired by us did not represent the future vision of the Company and did not carry a positive connotation in the market. We determined these results to be an indicator of potential impairment of our trademark intangible assets. We determined the fair value of our trademark intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the second quarter of 2009. In addition, during the second quarter of 2009, we recorded $0.9 million in restructuring charges related to the Muze acquisition and $1.6 million in other asset impairment charges (see Notes 10 and 11 to the Condensed Consolidated Financial Statements).

In the first quarter of 2009, in conjunction with the disposition of the Media Properties, management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  During the first quarter of 2009, we reversed the remaining $0.4 million in liabilities related to the fiscal 2007 restructuring plan (see Note 11 to the Condensed Consolidated Financial Statements).

Interest Expense

For the three months ended June 30, 2010, interest expense decreased compared to the same period in the prior year primarily due to a decrease in note issuance cost amortization as debt was paid-off.   For the six months ended June 30, 2010, interest expense decreased compared to the same period in the prior year due to a decrease in note issuance cost amortization and lower average outstanding debt balances.

Interest Income and Other, Net

Interest income and other, net, was $0.6 million and $0.1 million for the three and six months ended June 30, 2010, respectively, versus $1.4 million and $2.8 million for the three and six months ended June 30, 2009, respectively.  The decrease in interest income and other, net, was primarily due to foreign currency losses in the current year versus foreign currency gains in the prior year.  Also contributing to the decrease for the six months ended June 30, 2010, as compared to the same period in the prior year, was a $1.0 million loss recorded in connection with the sale of our interest in the Guideworks joint venture.

Gain on interest rate swaps and caps, net

This represents an increase in the fair value of our interest rate swaps partially offset by a decrease in the fair value of our interest rate caps.  The increase in the fair value of the interest rate swaps was due to a decrease in the expected forward 6 month USD – LIBOR rates.  We have not designated any of our interest rate swaps and caps as hedges and therefore record the changes in fair value of these instruments in our condensed consolidated statements of operations (see Note 7 to the Condensed Consolidated Financial Statements).

Loss on Debt Redemption

During the second quarter of 2010, we repurchased $36.4 million in par value of our convertible notes due in 2011 (the “2011 Convertible Notes”) for $49.7 million.   In connection with this repurchase, we recorded a $1.7 million loss on debt redemption which represents the difference between the carrying value of the 2011 Convertible Notes retired and the $35.9 million allocated to the liability component of the notes and the write-off of the related note issuance costs (see Note 5 to the Condensed Consolidated Financial Statements).

During the first quarter of 2010, we spent $207.2 million to pay-off and retire our term loan.  We realized a $12.5 million loss on redemption, primarily due to writing off the remaining note issuance costs.  In addition, we repurchased $40.9 million in par value of our 2011 Convertible Notes for $56.4 million.   In connection with this repurchase, we recorded a $1.8 million loss on debt redemption which represents the difference between the carrying value of the 2011 Convertible Notes retired and the $39.9 million allocated to the liability component of the notes and the write-off of the related note issuance costs (see Note 5 to the Condensed Consolidated Financial Statements).

Income Taxes

During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business.  To account for the PFA closing agreement, the Company (i) recorded a discrete tax benefit for the release of $576.9 million of reserves for uncertain tax positions previously netted against its deferred tax assets, (ii) reduced the deferred tax asset originally established in connection with the tax loss by $115 million to reflect the PFA closing agreement and (iii) established a valuation allowance of $347 million against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized (see Note 13 to the Condensed Consolidated Financial Statements).

During the three months ended June 30, 2010, the Company recorded income tax expense of $2.4 million, primarily attributable to foreign tax.  During the three months ended June 30, 2009, the Company recorded an income tax benefit from continuing operations of $31.9 million, primarily attributable to a reduction in forecasted 2009 profits resulting from trademark and intangible impairments recorded during the quarter.

Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2010, includes expenses and reserves we recorded for indemnification claims related to the Software business which was disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements.)

Discontinued operations for the six months ended June 30, 2009, is primarily income tax expense arising from the sale of TVG Network, TV Guide Network and TV Guide Online.

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

On January 1, 2010, we adopted Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements, (“ASU 2009-13”) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  With the exception of the adoption of these accounting pronouncements related to revenue recognition, which are discussed below, there have been no material changes  in our critical accounting policies during the six months ended June 30, 2010, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The adoption of ASU 2009-13 may have a material impact on our revenue in any given period subsequent to adoption.  For example, we often enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a set period for a flat fee.  Under the previous multiple element guidance, we generally would not be able to provide objective and reliable evidence of the fair value of the go-forward license arrangement (the undelivered element) and therefore would have recognized all revenue for such agreement ratably over the term of the agreement.  Applying the guidance in the update, we would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license.  As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term.

For the three months ended June 30, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $0.3 million each, and diluted EPS by $0.00, as compared to application of the previous guidance. For the six months ended June 30, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $2.8 million each, and diluted EPS by $0.03, as compared to application of the previous guidance.

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

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations. Our continuing operating activities provided net cash of $172.8 million and $54.6 million in the six months ended June 30, 2010 and 2009, respectively.  Cash from operating activities increased from the prior period primarily due to a $128.5 million tax refund for carryback claims (see Note 13 to the Condensed Consolidated Financial Statements).  The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in our Form 10-Q for the period ended March 31, 2010.

Net cash used in investing activities from continuing operations was $90.0 million versus net cash provided of $202.5 million in the same period during the prior year. During the six months ended June 30, 2010, we made $120.0 million in net marketable securities purchases, made $5.5 million in capital expenditures and acquired a business which had developed a recommendation engine for cross-platform multimedia companies for approximately $5.7 million (see Note 3 to the Condensed Consolidated Financial Statements).  These uses of cash were partially offset by $36.8 million being released from escrow related to the sale of one of the Media Properties.  Included in 2009 investing activities were $266.2 million in cash received from the sale of the Media Properties, partially offset by $36.8 million of proceeds being classified as restricted cash and $24.8 million used to acquire Muze and a music metadata distribution business in the Asia Pacific region. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $15 million and $20 million for the full year in 2010.

Net cash provided by financing activities from continuing operations was $71.7 million versus net cash used of $285.0 million in the same period during the prior year.  In 2010 we issued $460.0 million in convertible debt ($446.5 million, net of issuance costs) and paid $207.2 million to pay-off and retire our Term Loan.  In addition, we repurchased $77.3 million in par value of our 2011 Convertible Notes for $106.1 million and repurchased $109.9 million of our common stock.  We received $42.6 million in cash from the exercise of employee stock options and the purchase of shares through our employee stock purchase plan.  Net cash used during the six months ended June 30, 2009, was primarily due to payments made on our debt.

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

Prior to November 15, 2039, holders may convert their 2040 Convertible Notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price in effect on each applicable trading day; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture, or (iv) if we call any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to that redemption date.  From November 15, 2039 until the close of business on the scheduled trading day immediately preceding the maturity date of February 15, 2040, holders may convert their 2040 Convertible Notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.  On or after February 20, 2015, we have the right to call for redemption all, or a portion, of the 2040 Convertible Notes at 100% of the principal amount of notes to be redeemed, plus accrued interest to, but excluding, the redemption date.  Holders have the right to require us to repurchase the 2040 Convertible Notes on February 20, 2015, 2020, 2025, 2030 and 2035 for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued interest to, but excluding, the repurchase date.

Upon conversion, a holder will receive the conversion value of the 2040 Convertible Notes converted based on  the conversion rate multiplied by the volume weighted average price of our common stock over a specified observation period following the conversion date. The conversion value of each 2040 Convertible Note will be paid in cash up to the aggregate principal amount of the 2040 Convertible Notes to be converted and shares of common stock to the extent the conversion value exceeds the principal amount of the converted note.  Upon the occurrence of a fundamental change (as defined in the indenture), the holders may require us to repurchase for cash all or a portion of their 2040 Convertible Notes at a price equal to 100% of the principal amount of the 2040 Convertible Notes being repurchased plus accrued interest, if any.  In addition, following certain corporate events that occur prior to February 20, 2015, the conversion rate will be increased for holders who elect to convert their notes in connection with such a corporate event in certain circumstances.

In connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%.  These swaps expire in February 2015.   In addition, we also entered into interest rate swaps with a notional amount of $185 million under which we pay a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%.  These swaps expire in August 2011.  We entered into these swaps as we believed interest rates will increase in the future at a slower pace than the market then anticipated, thus allowing us to reduce our overall interest expense related to our convertible debt.  We also purchased interest rate caps for $4.0 million with notional amounts that range from $270 million to $200 million from 2012 to 2015.  We will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.  Included in the above are interest rate swaps with a notional value of $175 million which, based on our current credit rating, would require us to post collateral if our net liability under these interest rate swaps exceeds $12.5 million.

In August 2006, our wholly owned subsidiary, Rovi Solutions, issued the 2011 Convertible Notes which may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).  As of June 30, 2010, $162.7 million par value of the 2011 Convertible Notes remain outstanding.

Prior to June 15, 2011, holders may convert their 2011 Convertible Notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011, until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their 2011 Convertible Notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.  The common stock sales price condition discussed in (i) above has been met and therefore the 2011 Convertible Notes are currently eligible for conversion.

Upon conversion, a holder will receive the conversion value of the 2011 Convertible Notes converted equal to the conversion rate multiplied by the volume weighted average price of our common stock during a specified period following the conversion date. The conversion value of each 2011 Convertible Note will be paid in: (i) cash equal to the lesser of the principal amount of the 2011 Convertible Note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the 2011 Convertible Note, a combination of common stock and cash. In addition, upon a fundamental change (as defined in the indenture) at any time, the holders may require us to repurchase for cash all or a portion of their 2011 Convertible Notes at a price equal to 100% of the principal amount of the 2011 Convertible Notes being repurchased plus accrued interest, if any.

In February 2010, our Board of Directors authorized a stock repurchase program, which allows us to purchase up to $200 million of our common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  This authorization is in addition to their authorization to repurchase up to $100 million of our common stock in conjunction with the offering of the 2040 Convertible Notes and includes any amounts which were outstanding under previously authorized stock repurchase programs.  In addition, the Company’s Board of Directors also authorized the repurchase of up to $100 million of our 2011 Convertible Notes in open market from time to time.  This authorization is in addition to their authorization to repurchase up to $75 million of our 2011 Convertible Notes in conjunction with the offering of the 2040 Convertible Notes.  As of June 30, 2010, we have repurchased $109.9 million of our common stock and $106.1 million (par value $77.3 million) of our 2011 Convertible Notes under these repurchase programs.

As of June 30, 2010, we had $318.4 million in cash and cash equivalents, $141.6 million in short-term investments and $111.5 million in long-term marketable securities.

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

 Fixed Income Investments:  We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $536.5 million as of June 30, 2010.  Most of these securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At June 30, 2010, the fair value of our auction rate securities portfolio totaled approximately $31.3 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers.  This limits the short-term liquidity of these securities.

Included in the aforementioned securities are auction rate securities acquired through UBS AG with a par value of $17.9 million.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into discussions with governmental agencies to provide liquidity to owners of auction rate securities.  In December 2008, the Company entered into an agreement with UBS which provides (1) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.

We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in a $0.9 million decrease in the fair value of our fixed income available-for-sale securities as of June 30, 2010.

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

Indebtness.  We have two debt instruments outstanding: convertible debt with a par value of $460 million and convertible debt with a par value of $162.7 million.  The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.

Interest Rate Swaps and Caps.  In connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%.  These swaps expire in February 2015.   In addition, we also entered into interest rate swaps with a notional amount of $185.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%.  We also purchased interest rate caps for $4.0 million with notional amounts that range from $270 million to $200 million from 2012 to 2015.  We will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.  Included in the above are interest rate swaps with a notional value of $175.0 million which, based on our current credit rating, would require us to post collateral if our net liability under these interest rate swaps exceeds $12.5 million.  As a result of entering into these swaps increases in the 6 month USD – LIBOR rate will cause our interest expense to increase.  A hypothetical 50 basis point increase in the 6 month USD-LIBOR rate would result in a $3.2 million increase in our annual interest expense.

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

Changes in Internal Control over Financial Reporting.    During the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Item 1A.  Risk Factors

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2010.  There have been no material changes in our risk factors since the filing of our last Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5.  Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*XBRL (Extensible Buisiness Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwie is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:
Date: July 29, 2010	By: /s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer:
Date: July 29, 2010	By: /s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:
Date: July 29, 2010	By: /s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer