Form 10-Q
period 2010-09-30
Rovi Corp
filed 2010-10-28
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
                                                                                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2010
Common stock, $0.001 par value	105,168,583

ROVI CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

i

PART I.                     FINANCIAL INFORMATION

Item 1.                     Financial Statements

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$ 281,997	$ 165,410
Short-term investments	280,672	107,362
Restricted cash	-	36,838
Trade accounts receivable, net	83,467	71,875
Taxes receivable	4,032	6,363
Deferred tax assets, net	18,690	7,844
Prepaid expenses and other current assets	12,602	10,661
Total current assets	681,460	406,353
Long-term marketable securities	93,092	26,674
Property and equipment, net	39,026	43,124
Finite-lived intangible assets, net	721,988	779,371
Long-term deferred tax assets, net	-	13,691
Other assets	44,499	27,861
Goodwill	857,048	854,065
Total assets	$ 2,437,113	$ 2,151,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 55,683	$ 81,369
Deferred revenue	17,652	16,536
Current portion of long-term debt	156,223	18,486
Total current liabilities	229,558	116,391
Taxes payable, less current portion	84,655	80,675
Long-term debt, less current portion	373,904	411,551
Deferred revenue, less current portion	3,741	4,919
Long-term, deferred tax liabilities, net	45,406	-
Other non current liabilities	19,303	17,334
Total liabilities	756,567	630,870
Redeemable equity component of convertible debt	6,473	-
Stockholders’ equity:
Common stock	110	106
Treasury stock	(134,931)	(25,068)
Additional paid-in capital	1,774,999	1,657,888
Accumulated other comprehensive loss	(1,225)	(2,078)
Retained earnings (deficit)	35,120	(110,579)
Total stockholders’ equity	1,674,073	1,520,269
Total liabilities and stockholders' equity	$ 2,437,113	$ 2,151,139

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$ 138,028	$ 114,514	$ 401,306	$ 343,350

Costs and expenses:
Cost of revenues	24,462	14,788	81,844	44,862
Research and development	23,440	23,080	71,390	67,863
Selling, general and administrative	33,642	34,077	101,556	98,302
Depreciation	4,771	4,543	14,163	13,519
Amortization of intangible assets	19,820	20,635	60,572	61,297
Restructuring and asset impairment charges	-	-	-	53,619
Total costs and expenses	106,135	97,123	329,525	339,462

Operating income from continuing operations:	31,893	17,391	71,781	3,888
Interest expense	(10,542)	(10,266)	(32,391)	(41,433)
Interest income and other, net	1,624	948	1,749	3,801
Gain on interest rate swaps and caps, net	16,411	-	29,100	-
Loss on debt redemption	-	(8,687)	(15,970)	(8,687)
Gain on sale of strategic investment	5,895	-	5,895	-

Income (loss) from continuing operations before income taxes	45,281	(614)	60,164	(42,431)
Income tax expense (benefit)	7,657	11,150	(98,464)	(23,428)
Income (loss) from continuing operations, net of tax	37,624	(11,764)	158,628	(19,003)
Discontinued operations, net of tax	(1,206)	(157)	(12,929)	(36,575)
Net income (loss)	$ 36,418	$ (11,921)	$ 145,699	$ (55,578)

Basic income (loss) per share:
Basic income (loss) per share from continuing operations	$ 0.36	$ (0.12)	$ 1.54	$ (0.19)
Basic loss per share from discontinued operations	$ (0.01)	$ (0.00)	$ (0.12)	$ (0.36)
Basic net income (loss) per share	$ 0.35	$ (0.12)	$ 1.42	$ (0.55)

Shares used in computing basic net earnings per share	102,730	101,084	102,200	100,511

Diluted income (loss) per share:

Diluted income (loss) per share from continuing operations	$ 0.34	$ (0.12)	$ 1.46	$ (0.19)
Diluted loss per share from discontinued operations	$ (0.01)	$ (0.00)	$ (0.11)	$ (0.36)
Diluted net income (loss) per share	$ 0.33	$ (0.12)	$ 1.35	$ (0.55)

Shares used in computing diluted net earnings per share	108,917	101,084	107,760	100,511

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

	Common stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (deficit)	Total stockholders' equity
Balances as of December 31, 2009	105,720,821	$ 106	(2,262,975)	$ (25,068)	$ 1,657,888	$ (2,078)	$ (110,579)	$ 1,520,269
Comprehensive income:
Net income	-	-	-	-	-	-	145,699	145,699
Foreign currency translation adjustment, net of tax	-	-	-	-	-	600	-	600
Unrealized losses in investments, net of tax	-	-	-	-	-	253	-	253
Total comprehensive income								146,552
Issuance of common stock upon exercise of options	2,939,790	3	-	-	54,416	-	-	54,419
Issuance of common stock under employee stock purchase plan	907,608	1	-	-	10,922	-	-	10,923
Issuance of restricted stock, net	633,916	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	25,790	-	-	25,790
Equity component of convertible debt, net of tax	-	-	-	-	56,947	-	-	56,947
Convertible debt repurchase	-	-	-	-	(30,325)	-	-	(30,325)
Reclass redeemable equity component of convertible debt	-	-	-	-	(6,473)	-	-	(6,473)
Repurchase of warrant and sale of call option, net	-	-	-	-	5,834	-	-	5,834
Stock repurchase	-	-	(2,971,000)	(109,863)	-	-	-	(109,863)
Balances as of September 30, 2010	110,202,135	$ 110	(5,233,975)	$ (134,931)	$ 1,774,999	$ (1,225)	$ 35,120	$ 1,674,073

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 145,699	$ (55,578)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss from discontinued operations, net of tax	12,929	36,575
Change in fair value of interest rate swaps and caps, net of premium	(28,063)	-
Depreciation	14,163	13,519
Amortization of intangible assets	60,572	61,297
Amortization of note issuance costs and convertible note discount	19,614	15,386
Equity-based compensation	25,705	15,862
Restructuring and asset impairment charge	-	48,872
Loss on debt redemption	15,446	5,633
Deferred taxes	13,977	(30,282)
Gain on sale of strategic investment	(5,895)	-
Loss on sale of R&D joint venture	990	-
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(11,852)	4,459
Deferred revenue	(92)	3,153
Prepaid expenses, other current assets and other assets	(5,162)	(3,527)
Income taxes	10,749	(19,623)
Accounts payable, accrued expenses, and other long-term liabilities	(32,273)	(13,033)
Net cash provided by operating activities of continuing operations	236,507	82,713
Net cash (used in) provided by operating activities of discontinued operations	(2,487)	1,061
Net cash provided by operating activities	234,020	83,774
Cash flows from investing activities:
Proceeds from disposition of businesses, net of costs to sell	-	266,205
Change in restricted cash	36,838	(36,782)
Purchases of long and short-term marketable investments	(432,438)	(59,330)
Sales or maturities of long and short-term marketable investments	197,287	87,667
Purchases of property and equipment	(10,075)	(13,393)
Payments for acquisition, net of cash acquired	(5,922)	(23,993)
Other investing, net	2,410	-
Net cash (used in) provided by investing activities of continuing operations	(211,900)	220,374
Net cash used in investing activities of discontinued operations	(5)	(28)
Net cash (used in) provided by investing activities	(211,905)	220,346
Cash flows from financing activities:
Payments under capital lease and debt obligations	(313,350)	(390,344)
Sale of convertible bond call option and repurchase of warrant, net	5,834	-
Purchase of treasury stock	(109,863)	-
Proceeds from issuance of debt, net of issuance costs	446,517	-
Proceeds from exercise of options and employee stock purchase plan	65,342	25,462
Net cash provided by (used in) financing activities of continuing operations	94,480	(364,882)
Net cash used in financing activities of discontinued operations	-	(114)
Net cash provided by (used in) financing activities	94,480	(364,996)
Effect of exchange rate changes on cash	(8)	291
Net increase (decrease) in cash and cash equivalents	116,587	(60,585)
Cash and cash equivalents at beginning of period	165,410	199,188
Cash and cash equivalents at end of period	$ 281,997	$ 138,603

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Rovi Corporation and its subsidiaries’ (collectively “Rovi” or the “Company”) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and content protection technologies and services.  In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.  The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets.

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

On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation (“Norpak”), which manufactured equipment for embedding data in a television signal.  The results of operations and cash flows of Norpak have been reclassified to discontinued operations for all periods presented.

On February 26, 2010, the Company sold its 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks.  Guideworks was a research and development joint venture with Comcast that developed interactive program guide solutions, which are distributed by the Company under the i-Guide brand.  Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks.  The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with Accounting Standards Codification (“ASC”) 730-20, Research and Development Arrangements.  Included in research and development expenses for the three months ended September 30, 2010 and 2009, are $0.0 million and $3.1 million, respectively, in expenses related to Guideworks.  Included in research and development expenses for the nine months ended September 30, 2010 and 2009, are $1.7 million and $8.9 million, respectively, in expenses related to Guideworks.

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

    For the three months ended September 30, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $6.2 million each, and diluted EPS by $0.06, as compared to application of the previous guidance. For the nine months ended September 30, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $9.0 million each, and diluted EPS by $0.08, as compared to application of the previous guidance.

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

NOTE 3 – ACQUISITIONS

2010 Acquisitions

In March 2010, the Company paid approximately $5.9 million for substantially all of the assets of a business which had developed a recommendation engine for cross-platform multimedia companies offering engaging experiences around diverse catalogs of entertainment content.  The Company acquired these assets to enhance and expand its media search and recommendations capability.

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

NOTE 4 – DISCONTINUED OPERATIONS

On September 17, 2010, the Company sold its Norpak subsidiary for $11.8 million.  The sales price was paid entirely out of cash on Norpak’s balance sheet.  In connection with the sale, during the three months ended September 30, 2010, the Company recorded a $1.6 million loss on disposal.

During the three and nine months ended September 30, 2010, the Company recorded $0.1 million and $11.6 million in expenses related to indemnification for IP infringement claims relating to the Company’s Software business which was sold in 2008.

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

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue:
TV Guide Network / TV Guide Online	$ -	$ -	$ -	$ 20,319
TVG Network	-	-	-	2,616
Norpak	1,057	759	2,600	2,559

Pre-tax (loss) income
TV Guide Network / TV Guide Online	$ -	$ -	$ -	$ 1,825
TVG Network	-	-	-	(694)
Software	(132)	-	(11,651)	-
Norpak	(413)	(157)	(617)	(234)
Pre-tax loss on disposal of business units	(1,609)	-	(1,609)	(3,661)
Income tax benefit (expense) (1)	948	-	948	(33,811)
Loss from discontinued operations, net of tax	$ (1,206)	$ (157)	$ (12,929)	$ (36,575)

(1)
The $33.8 million in tax expense for the nine months ended September 30, 2009, is primarily due to the sales of TVG Network and TV Guide Network and TV Guide Online including goodwill for which the Company had no basis for tax purposes.

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

As of September 30, 2010, the principal amount of the Company’s 2040 Convertible Notes was $460 million, the unamortized discount on the 2040 Convertible Notes was $86.1 million and the carrying amount was $373.9 million.   During the three and nine months ended September 30, 2010, the Company recorded $4.1 million and $8.7 million, respectively, of interest expense for the 2040 Convertible Notes related to the amortization of the discount.

Convertible Senior Notes Due 2011

In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par.  In connection with the Gemstar-TV Guide International (“Gemstar”) acquisition, the Company entered into a supplemental indenture with respect to the 2011 Convertible Notes whereby the 2011 Convertible Notes became convertible into shares of the Company’s common stock. The 2011 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).   During the nine months ended September 30, 2010, the Company repurchased a total of $77.3 million in par value of the 2011 Convertible Notes for $106.1 million.  The Company allocated $75.8 million of the purchase price to the liability component and the remaining $30.3 million to the equity component of the 2011 Convertible Notes.  In connection with the repurchase, during the nine months ended September 30, 2010, the Company also recorded a $3.5 million loss on debt redemption.

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

In accordance with ASC 470, the Company has separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized.  As of September 30, 2010, and December 31, 2009, the principal amount of the Company’s 2011 Convertible Notes was $162.7 million and $240.0 million, respectively.  As of September 30, 2010 and December 31, 2009, the unamortized discount on the 2011 Convertible Notes was $6.5 million and $17.2 million, respectively, resulting in a carrying amount of $156.2 million and $222.8 million, respectively.   During the three months ended September 30, 2010 and 2009, the Company recorded $1.8 million and $2.4 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount.  During the nine months ended September 30, 2010 and 2009, the Company recorded $6.2 million and $7.0 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount.  As of September 30, 2010, the 2011 Convertible Notes were eligible for conversion at the option of the note holders.  The Company has therefore reclassified the $6.5 million unamortized discount to temporary equity and recorded the liability component as current on its condensed consolidated balance sheet.

Concurrent with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the 2011 Convertible Notes, of the Company’s common stock at a price of approximately $28.28 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to additional paid-in-capital.   In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a corresponding portion of the convertible bond call option and in the process received $29.0 million.  This payment has been recorded as an increase to additional paid-in-capital.  As of September 30, 2010, the Company continues to have the option to purchase up to 5.4 million shares of its common stock under the terms described above.

In addition, concurrent with the issuance of the 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants which have been recorded as an increase to additional paid-in-capital.  In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a corresponding portion of the warrants for $23.2 million.  These payments have been recorded as a decrease to additional paid-in-capital.  As of September 30, 2010, warrants to purchase up to 5.4 million shares of the Company’s common stock under the terms described above remained outstanding.

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

NOTE 6 – INVESTMENTS

The following is a summary of available-for-sale and other investment securities (in thousands) as of September 30, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$ 42,118	$ -	$ -	$ 42,118
Cash equivalents - Money markets	239,713	-	-	239,713
Cash equivalents – Corporate debt	166	-	-	166
Total cash and cash equivalents	$ 281,997	$ -	$ -	$ 281 997

Available-for-sale investments:
Auction rate securities	$ 16,800	$ -	$ (1,750)	$ 15,050
Corporate debt securities	127,335	325	(22)	127,638
U.S. Treasury/Agencies	230,167	228	(69)	230,326
Total available-for-sale investments	$ 374,302	$ 553	$ (1,841)	$ 373,014

Auction rate securities classified as trading				$ 555
ARS Put Option				195

Total cash, cash equivalents, restricted cash and investments				$ 655,761

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2009:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$ 36,801	$ -	$ -	$ 36,801
Cash equivalents - Money markets	128,609	-	-	128,609
Total cash and cash equivalents	$ 165,410	$ -	$ -	$ 165,410

Restricted cash	$ 36,838	$ -	$ -	$ 36,838
Available-for-sale investments:
Auction rate securities	$ 17,100	$ -	$ (1,821)	$ 15,279
Corporate debt securities	38,583	189	(24)	38,748
U.S. Treasury/Agencies	22,300	1	(17)	22,284
Total available-for-sale investments	$ 77,983	$ 190	$ (1,862)	$ 76,311

Auction rate securities classified as trading				$ 51,952
ARS Put Option				$ 5,773

Total cash, cash equivalents, restricted cash and investments				$ 336,284

As of September 30, 2010, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$ 280,088
Due in 1-2 years	41,520
Due in 2-3 years	36,522
Due in greater than 3 years	15,050
Total	$ 373,180

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

Market values were determined for each individual security in the investment portfolio.  The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues.  The Company’s available-for-sale auction rate securities portfolio at September 30, 2010 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments.  During the three months ended September 30, 2010, the Company sold a strategic investment and realized a $5.9 million gain.  This gain is recorded as gain on sale of strategic investments on the Company’s condensed consolidated statement of operations.

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

The Company has not designated any of its interest rate swaps or caps as hedges.  The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair value recorded as gain on interest rate swaps and caps, net, in its condensed consolidated statement of operations.  During the three and nine months ended September 30, 2010, the Company recorded a gain of $16.4 million and $29.1 million, respectively for the change in the fair value of its interest rate swaps and caps and the semi-annual interest settlements.  For information on the fair value of the Company’s interest rate swaps and caps see Note 8.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period.  Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at September 30, 2010 (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Current Assets
Money market funds (1)	$239,713	$239,713	$-	$-
Corporate debt securities (2)	92,726	-	92,726	-
U.S. agency debt securities (3)	187,362	-	187,362	-
Auction rate securities (4)	555	-	-	555
ARS Put Option (5)	195	-	-	195
Non-Current Assets
Auction rate securities (6)	15,050	-	-	15,050
Corporate debt securities (6)	35,078	-	35,078	-
U.S. agency debt securities (6)	42,964	-	42,964	-
Interest rate swaps and caps (7)	28,063	-	28,063	-
Total assets	$641,706	$239,713	$386,193	$15,800

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	Includes $0.2 million classified as cash and cash equivalents and $92.5 million as short-term investments on the condensed consolidated balance sheet.
(3)	Included in short-term investments on the condensed consolidated balance sheet.
(4)	Included in short-term investments on the condensed consolidated balance sheet and classified as trading securities.
(5)	Included in short-term investments on the condensed balance sheet. The Company has elected the fair value option for the ARS Put Option.
(6)	Included in long-term marketable securities on the condensed consolidated balance sheet and classified as available-for-sale securities.
(7)	Included in other assets on the condensed consolidated balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option as of September 30, 2010 (in thousands):

Balance at December 31, 2009	$ 73,004
Gain on ARS classified as trading and recorded in other income	5,578
Unrealized gain included in accumulated other comprehensive income	71
ARS Put Option loss recorded in other income	(5,578)
Settlements	(57,275)
Balance at September 30, 2010	$ 15,800

   The fair value of the Company’s outstanding debt at September 30, 2010 is as follows (in thousands):

		Significant Other Observable Inputs
	Carrying Value	(Level 2)
2011 Convertible Notes (1)	$ 156,223	$ 304,621
2040 Convertible Notes (1)	373,904	572,056
	$ 530,127

(1)	The par value of the 2011 Convertible Notes and 2040 Convertible Notes is $162.7 million and $460 million, respectively. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION

    Stock Option Plans

The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2000 Equity Incentive Plan (the “2000 Plan”).

As of September 30, 2010, the Company had a total of 29.6 million shares reserved and 11.4 million shares available for issuance under the 2000 and 2008 Plans. The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  For options granted during the period ended September 30, 2010, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly.  Option grants have contractual terms ranging from five to ten years.

Restricted stock awards generally vest annually over four years.  As of September 30, 2010, the number of shares awarded but unvested was 1.4 million.

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

As of September 30, 2010, the Company had a total of 7.5 million shares reserved and 6.1 million shares available for future issuance under the ESPP.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Option Plans:
Dividends	None	None	None	None
Expected term	4.6 years	4.4 years	4.5 years	4.5 years
Risk free interest rate	1.4%	2.1%	2.1%	2.0%
Volatility rate	39%	42%	39%	44%

ESPP:
Dividends	None	None	None	None
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.4%	0.7%	0.4%	0.7%
Volatility rate	35%	45%	35%	49%

As of September 30, 2010, there was $65.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.7 years.

The weighted average fair value of equity-based awards are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average fair value:
Option grants	$ 14.84	$ 10.35	$ 12.90	$ 8.43
Employee purchase share rights	$ 13.13	$ 8.84	$ 9.92	$ 6.82
Restricted stock award grants	$ 44.24	$ 30.00	$ 43.45	$ 26.95

    The total intrinsic value of options exercised during the three and nine months ended September 30, 2010, was $24.0 million and $58.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

 NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2009	$ 854,065
Changes due to foreign currency exchange rates and other	130
2010 acquisitions	2,853
Goodwill, net at September 30, 2010	$ 857,048

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

The Company’s finite-lived intangible assets associated with its continuing operations are as follows (in thousands):

	September 30, 2010
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 828,924	$ (181,126)	$ 647,798
Existing contracts and customer relationships	47,634	(14,588)	33,046
Content databases	51,442	(14,398)	37,044
Trademarks / Tradenames	8,300	(4,200)	4,100
	$ 936,300	$ (214,312)	$ 721,988

	December 31, 2009
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$ 827,838	$ (131,201)	$ 696,637
Existing contracts and customer relationships	46,577	(11,323)	35,254
Content databases	50,973	(10,086)	40,887
Trademarks / Tradenames	8,300	(1,707)	6,593
	$ 933,688	$ (154,317)	$ 779,371

As of September 30, 2010, the Company estimates its amortization expense in future periods to be as follows (in thousands):
Amortization Expense
Remainder of 2010	$ 19,820
2011	77,409
2012	73,500
2013	71,445
2014	70,594
Thereafter	409,220
Total amortization expense	$ 721,988

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

      Q1 2009 Restructuring Plan

In conjunction with the disposition of the media properties (TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online) acquired in the Gemstar acquisition, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million.  This was done to create cost efficiencies for the Company since it would no longer support any of these businesses.  These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space. The Company paid all of the employee severance costs in 2009. As of September 30, 2010, the liability for future lease payments related to the abandoned office space was $1.7 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic income (loss) per common share
Income (loss) from continuing operations	$ 37,624	$ (11,764)	$ 158,628	$ (19,003)
Income allocated to participating securities	(171)	-	(831)	-
Income (loss) allocated to common shareholders from continuing operations	$ 37,453	$ (11,764)	$ 157,797	$ (19,003)

Discontinued operations	$ (1,206)	$ (157)	$ (12,929)	$ (36,575)
Loss allocated to participating securities	5	-	68	-
Discontinued operations allocated to common shareholders	$ (1,201)	$ (157)	$ (12,861)	$ (36,575)

Net income (loss)	$ 36,418	$ (11,921)	$ 145,699	$ (55,578)
Income allocated to participating securities	(166)	-	(763)	-
Net income (loss) allocated to common shareholders	$ 36,252	$ (11,921)	$ 144,936	$ (55,578)

Weighted average basic common shares outstanding	102,730	101,084	102,200	100,511

Income (loss) per common share from continuing operations	$ 0.36	$ (0.12)	$ 1.54	$ (0.19)
Loss per common share from discontinued operations	(0.01)	0.00	(0.12)	(0.36)
Net income (loss) per common share	$ 0.35	$ (0.12)	$ 1.42	$ (0.55)

Diluted income (loss) per common share
Income (loss) from continuing operations	$ 37,624	$ (11,764)	$ 158,628	$ (19,003)
Income allocated to participating securities	(161)	-	(788)	-
Income (loss) allocated to common shareholders from continuing operations	$ 37,463	$ (11,764)	$ 157,840	$ (19,003)

Discontinued operations	$ (1,206)	$ (157)	$ (12,929)	$ (36,575)
Loss allocated to participating securities	5	-	64	-
Discontinued operations allocated to common shareholders	$ (1,201)	$ (157)	$ (12,865)	$ (36,575)

Net income (loss)	$ 36,418	$ (11,921)	$ 145,699	$ (55,578)
Income allocated to participating securities	(156)	-	(724)	-
Net income (loss) allocated to common shareholders	$ 36,262	$ (11,921)	$ 144,975	$ (55,578)

Weighted average diluted common shares outstanding	102,730	101,084	102,200	100,511
Dilutive potential common shares	6,187	-	5,560	-
Weighted average diluted common shares outstanding	108,917	101,084	107,760	100,511

Income (loss) per common share from continuing operations	$ 0.34	$ (0.12)	$ 1.46	$ (0.19)
Loss per common share from discontinued operations	(0.01)	0.00	(0.11)	(0.36)
Net income (loss) per common share	$ 0.33	$ (0.12)	$ 1.35	$ (0.55)

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Stock options	1,171	7,951	1,713	7,956
Restricted stock	219	970	70	883
Warrants (1)	-	7,955	-	7,955
Convertible notes (1)	9,713	8,486	7,008	8,486
Total weighted average potential common shares excluded from diluted net earnings per share	11,103	25,362	8,791	25,280

(1)
See Note 5 for additional details.  In addition, in connection with a 2007 acquisition, the Company agreed to issue a warrant for the purchase of 0.9 million shares of its common stock.  This warrant had not been issued in 2009 and is not included in the table above for those periods.

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

At September 30, 2010, the Company reviewed the determination made at March 31, 2010 that it is more likely than not that its deferred tax assets will not be realized.  While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010 determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at September 30, 2010.

During the second quarter of 2010, the Company received $128.5 million from the Internal Revenue Service resulting from loss carryback claims for taxes paid by Rovi group members during the years 2003 – 2008.

The Company recorded income tax expense from continuing operations for the three months ended September 30, 2010 of $7.7 million including a discrete tax expense of $2.2 million resulting from the pre-tax gain of $5.9 million on its sale of a strategic investment recorded during the same reporting period.  The Company recorded an income tax expense from continuing operations for the three months ended September 30, 2009 of $11.2 million, including a discrete tax benefit of $3.0 million resulting from the pre-tax loss on debt redemption of $8.7 million recorded in the same reporting period.   The Company recorded an income tax benefit from continuing operations of $98.5 million for the nine months ended September 30, 2010 and an income tax benefit from continuing operations for the nine months ended September 30, 2009 of $23.4 million.  The income tax benefit for the nine months ended September 30, 2010 is primarily attributable to the PFA closing agreement described above.  Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

The Company recognizes a liability for uncertain tax positions.  The gross tax-affected unrecognized tax benefits which, if recognized, would affect our tax rate were $56.1 million as of September 30, 2010.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is (in thousands):

Balance as of January 1, 2010	$ 634,020
Additions for tax provisions of prior years	1,068
Reductions for PFA resolution	(576,884)
Balance as of September 30, 2010	$58,204

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2006.

NOTE 14 – STOCK REPURCHASE PROGRAM

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100 million of common stock in connection with the offering of the 2040 Convertible Notes as well as up to an additional $200 million of its common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  This $200 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs.  In connection with the 2040 Convertible Note offering the Company repurchased 2.7 million shares of its common stock for $100 million.  During the three months ended June 30, 2010, the Company repurchased an additional 0.3 million shares of its common stock for $9.9 million.  These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 30, 2010, treasury stock consisted of 5.2 million shares of common stock that had been repurchased, with a cost basis of approximately $134.9 million.

NOTE 15 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$ 36,418	$ (11,921)	$ 145,699	$ (55,578)
Other comprehensive income (loss):
Unrealized gains on investments	390	23	253	1,080
Foreign currency translation adjustments	1,532	818	600	1,680
Comprehensive income (loss)	$ 38,340	$ (11,080)	$ 146,552	$ (52,818)

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

Overview

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment. Our offerings include interactive program guides (IPGs), IPG advertising, embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. We group our revenue into the following categories – (i) consumer electronics (“CE”) manufacturers, (ii) service providers, and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. Our management feels this classification is preferable as it allows a better association between service provider revenue and digital households deploying a Company-provided IPG or an IPG deployed under a patent license with us. CE manufacturers deploy such Company products and services as Connected Platform, TV Guide On Screen, Guide Plus+, G-GUIDE, VCR Plus+, web services, LASSO, Tapestry and ACP.  Service providers deploy such Company products and services as Passport Echo, Passport DCT, Passport, i-Guide and web services. Other includes our business of licensing our extensive database of descriptive information about television, movie, music and game content and our entertainment company content protection products and services such as ACP, RipGuard, CopyBlock and BD+.

On September 17, 2010, we sold our Canadian subsidiary, Norpak Corporation (“Norpak”), which manufactured equipment for embedding data in a television signal.  On January 27, 2009, we sold our TVG Network business and on February 28, 2009, we sold our TV Guide Network and TV Guide Online businesses.  Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”.  The results of operations and cash flows of Norpak, the Media Properties and the Company’s Software business, which was sold in 2008, have been classified as discontinued operations for all periods presented.

On February 26, 2010, we sold our 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks.  Guideworks was a research and development joint venture with Comcast that developed interactive program guide solutions, which are distributed by the Company under the i-Guide brand.  Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks.  The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with Accounting Standards Codification (“ASC”) 730-20, Research and Development Arrangements.  Included in research and development expenses for the three months ended September 30, 2010 and 2009, are $0.0 million and $3.1 million, respectively, in expenses related to Guideworks.  Included in research and development expenses for the nine months ended September 30, 2010 and 2009, are $1.7 million and $8.9 million, respectively, in expenses related to Guideworks.

Results of Operations

The following tables present our condensed consolidated statements of operations for our continuing operations compared to the prior year (in thousands).

	Three Months Ended
	September 30,
	2010	2009	Change $	Change %

Revenues:
Service providers	$ 65,711	$ 57,256	8,455	15%
CE manufacturers	57,891	44,234	13,657	31%
Other	14,426	13,024	1,402	11%
Total revenues	138,028	114,514	23,514	21%
Costs and expenses:
Cost of revenues	24,462	14,788	9,674	65%
Research and development	23,440	23,080	360	2%
Selling, general and administrative	33,642	34,077	(435)	-1%
Depreciation	4,771	4,543	228	5%
Amortization of intangible assets	19,820	20,635	(815)	-4%
Total costs and expenses	106,135	97,123	9,012	9%

Operating income from continuing operations	31,893	17,391	14,502	83%
Interest expense	(10,542)	(10,266)	(276)	3%
Interest income and other, net	1,624	948	676	71%
Gain on interest rate swaps and caps, net	16,411	-	16,411	NA
Loss on debt redemption	-	(8,687)	8,687	-100%
Gain on sale of strategic investments	5,895	-	5,895	NA
Income (loss) from continuing operations before taxes	45,281	(614)	45,895	NA
Income tax expense	7,657	11,150	(3,493)	-31%
Income (loss) from continuing operations, net of tax	37,624	(11,764)	49,388	NA
Loss from discontinued operations, net of tax	(1,206)	(157)	(1,049)	668%
Net income (loss)	$ 36,418	$ (11,921)	48,339	NA

	Nine Months Ended
	September 30,
	2010	2009	Change $	Change %

Revenues:
Service providers	$ 196,980	$ 168,276	28,704	17%
CE manufacturers	164,171	138,658	25,513	18%
Other	40,155	36,416	3,739	10%
Total revenues	401,306	343,350	57,956	17%
Costs and expenses:
Cost of revenues	81,844	44,862	36,982	82%
Research and development	71,390	67,863	3,527	5%
Selling, general and administrative	101,556	98,302	3,254	3%
Depreciation	14,163	13,519	644	5%
Amortization of intangible assets	60,572	61,297	(725)	-1%
Restructuring and asset impairment charges	-	53,619	(53,619)	-100%
Total costs and expenses	329,525	339,462	(9,937)	-3%

Operating income from continuing operations	71,781	3,888	67,893	1746%
Interest expense	(32,391)	(41,433)	9,042	-22%
Interest income and other, net	1,749	3,801	(2,052)	-54%
Gain on interest rate swaps and caps, net	29,100	-	29,100	NA
Loss on debt redemption	(15,970)	(8,687)	(7,283)	84%
Gain on sale of strategic investments	5,895	-	5,895	NA
Income (loss) from continuing operations before taxes	60,164	(42,431)	102,595	NA
Income tax benefit	(98,464)	(23,428)	(75,036)	320%
Income (loss) from continuing operations, net of tax	158,628	(19,003)	177,631	NA
Loss from discontinued operations, net of tax	(12,929)	(36,575)	23,646	-65%
Net income (loss)	$ 145,699	$ (55,578)	201,277	NA

Service Providers Revenue

For the three and nine months ended September 30, 2010, revenue from service providers increased by 15% and 17%, respectively, compared to the same periods in the prior year.  These increases are primarily due to a $4.2 million and a $17.8 million increase, respectively, in IPG patent licensing revenue and a $3.2 million and a $9.9 million increase, respectively, in IPG product revenues. IPG revenues benefited from new international IPG patent licensees as well as from digital subscriber growth both internationally and domestically.  We expect revenue from licensing our IPG products and patents to continue to grow in the future from increased international licensing and from continued digital subscriber growth.

CE Manufacturers Revenue

For the three months ended September 30, 2010, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 31% compared to the same period in the prior year. This increase was primarily due to new IPG license agreements, such as the IP-based content patent license agreement with Apple Inc., entered into during the third quarter of 2010, and increased IPG shipments by existing licensees.   For the nine months ended September 30, 2010, revenues increased by 18% compared to the same period in the prior year.  This increase was driven by increases in our IPG revenues and ACP product revenues.  While we experienced an increase in ACP revenues during the nine months ended September 30, 2010, we do not anticipate this growth to continue and instead believe that ACP revenue will decline.  We anticipate this decline to be offset in the future by our digital offerings, particularly after our Total Guide IPG solution is introduced into CE devices.

Other Revenue

Other revenue consists primarily of licensing of our underlying media content/metadata and licensing of our content protection technologies to entertainment companies.  For the three and nine months ended September 30, 2010, Other revenue increased compared to the same periods in the prior year primarily due to increased revenue from our data business.  The nine months ended September 30, 2010, also benefited from the Muze acquisition, which occurred in April 2009.

Cost of Revenues

For the three months ended September 30, 2010, cost of revenues increased from the same period in the prior year primarily due to an increase in patent litigation and prosecution costs and $4.0 million in costs associated with claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition.  For the nine months ended September 30, 2010, cost of revenues increased from the same period in the prior year primarily due to an increase in patent litigation and prosecution costs and approximately $28.5 million in costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar acquisition. These primarily relate to the resolution of the DirecTV and Thomson, Inc. matters (see Note 16 to the Condensed Consolidated Financial Statements).

Research and Development

For the three months ended September 30, 2010, research and development expenses increased slightly compared to the same period in the prior year as savings from exiting Guideworks (see Note 1 to the Condensed Consolidated Financial Statements) were offset by an increase in cash and stock related compensation expense due to increased headcount.  For the nine months ended September 30, 2010, research and development expenses increased from the same periods in the prior year primarily due to increased cash and stock related compensation expense driven by increased headcount partially offset by savings from exiting Guideworks.

Selling, General and Administrative

For the three months ended September 30, 2010, selling, general and administrative expenses decreased slightly from the same period in the prior year.   For the nine months ended September 30, 2010, selling, general and administrative expenses increased from the same period in the prior year primarily due to increased stock compensation expense.  Stock compensation expense increased primarily due to options and restricted shares granted in the second half of 2009 and in 2010, as well as increased participation in the Company’s employee stock purchase plan.

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

Interest Expense

For the three months ended September 30, 2010, interest expense was flat compared to the same period in the prior year.  For the nine months ended September 30, 2010, interest expense decreased compared to the same period in the prior year due to a decrease in note issuance cost amortization and lower average outstanding debt balances.

Interest Income and Other, Net

Interest income and other, net, was $1.6 million and $1.7 million for the three and nine months ended September 30, 2010, respectively, versus $0.9 million and $3.8 million for the three and nine months ended September 30, 2009, respectively.  For the three months ended September 30, 2010, the increase compared to the same period in the prior year is primarily due to foreign exchange gains in the current quarter versus a slight loss in the comparable quarter of the prior year.  The decrease for the nine months ended September 30, 2010, as compared to the same period in the prior year, is primarily due to a $1.0 million loss recorded in connection with the sale of our interest in the Guideworks joint venture and net foreign exchange losses in the current year year-to-date period versus net foreign exchange gains during the first nine months of the prior year.

Gain on interest rate swaps and caps, net

This represents an increase in the fair value of our interest rate swaps partially offset by a decrease in the fair value of our interest rate caps.  The increase in the fair value of the interest rate swaps was due to a decrease in the expected forward six month USD – LIBOR rates.  We have not designated any of our interest rate swaps and caps as hedges and therefore record the changes in fair value of these instruments in our condensed consolidated statements of operations (see Note 7 to the Condensed Consolidated Financial Statements).

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

On August 5, 2009, we redeemed our $100 million 11% senior notes (“11% Senior Notes”) at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the Senior Notes could be retired without a premium.  In connection with the redemption of the Senior Notes, we recorded an $8.7 million loss on debt redemption on our Consolidated Statement of Operations for the three and nine months ended September 30, 2009.  This loss is comprised of the $2.8 million make-whole payment discussed above, the write-off of $5.6 million in note issuance costs and $0.3 million in fees associated with the note redemption.

Gain on Sale of Strategic Investment

During the three months ended September 30, 2010, we sold a strategic investment and realized a $5.9 million gain.

Income Taxes

During the three months ended March 31, 2010, we entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business.  To account for the PFA closing agreement, we (i) recorded a discrete tax benefit for the release of $576.9 million of reserves for uncertain tax positions previously netted against our deferred tax assets, (ii) reduced the deferred tax asset originally established in connection with the tax loss by $115 million to reflect the PFA closing agreement and (iii) established a valuation allowance of $347 million against our deferred tax assets as a result of determining that it is more likely than not that our deferred tax assets would not be realized (see Note 13 to the Condensed Consolidated Financial Statements).

During the three months ended September 30, 2010, we recorded income tax expense from continuing operations of $7.7 million, including a discrete tax expense of $2.2 million resulting from the pre-tax gain of $5.9 million on its sale of a strategic investment recorded during the same reporting period.  During the three months ended September 30, 2009, we recorded an income tax expense from continuing operations of $11.2 million, including a discrete tax benefit of $3.0 million resulting from the pre-tax loss on debt redemption of $8.7 million recorded in the same reporting period. We recorded an income tax benefit from continuing operations of $98.5 million for the nine months ended September 30, 2010 and an income tax benefit from continuing operations for the nine months ended September 30, 2009 of $23.4 million.  The income tax benefit for the nine months ended September 30, 2010 is primarily attributable to the PFA closing agreement described above.

Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings.

Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2010, includes expenses and reserves we recorded for indemnification claims related to the Software business which was disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements) and the results of our Norpak subsidiary which was disposed of in September 2010.

Discontinued operations for the nine months ended September 30, 2009, is primarily income tax expense arising from the sale of TVG Network, TV Guide Network and TV Guide Online.

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

On January 1, 2010, we adopted Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements, (“ASU 2009-13”) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  With the exception of the adoption of these accounting pronouncements related to revenue recognition, which are discussed below, there have been no material changes  in our critical accounting policies during the nine  months ended September 30, 2010, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

For the three months ended September 30, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $6.2 million each, and diluted EPS by $0.06, as compared to application of the previous guidance. For the nine months ended September 30, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $9.0 million each, and diluted EPS by $0.08, as compared to application of the previous guidance.

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

Revenues from licensing our ACP technology are often generated from licensing agreements that provide for payment of a per-unit royalty fee for the shipment of DVDs and the shipment of digital set-top boxes.  We rely on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable.  We have established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual.  Accordingly, royalty revenue from these customers is recognized as earned.  Revenue from other customers is recognized as reported until such time that we can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis.  Licensees generally report activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. Any unusual or unanticipated volumes in a particular period can add significant fluctuations on the revenue reported.  We have also entered into agreements with certain entertainment studios for which they have the right to ship an unlimited number of DVDs that utilize our ACP technology over a specified term for a flat fee.  We record the revenue associated with these arrangements on a straight-line basis over the specified term.  In addition, we also enter into agreements with CE manufacturers in which they pay us a one-time fee for a perpetual license to our ACP technology.   Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations. Our continuing operating activities provided net cash of $236.5 million and $82.7 million in the nine months ended September 30, 2010 and 2009, respectively.  Cash from operating activities increased from the prior period primarily due to a $128.5 million tax refund for carryback claims (see Note 13 to the Condensed Consolidated Financial Statements) and increased sales compared to the same period in the prior year.  The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in our Form 10-Q for the period ended March 31, 2010.

Net cash used in investing activities from continuing operations was $211.9 million versus net cash provided of $220.4 million in the same period during the prior year. During the nine months ended September 30, 2010, we made $235.2 million in net marketable securities purchases, made $10.1 million in capital expenditures and acquired a business which had developed a recommendation engine for cross-platform multimedia companies for approximately $5.9 million (see Note 3 to the Condensed Consolidated Financial Statements).  These uses of cash were partially offset by $36.8 million being released from escrow related to the sale of one of the Media Properties.  Included in 2009 investing activities were $266.2 million in cash received from the sale of the Media Properties, partially offset by $36.8 million of proceeds being classified as restricted cash and $24.0 million used to acquire Muze and a music metadata distribution business in the Asia Pacific region. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $14 million and $18 million for the full year in 2010.

Net cash provided by financing activities from continuing operations was $94.5 million versus net cash used of $364.9 million in the same period during the prior year.  In 2010 we issued $460.0 million in convertible debt ($446.5 million, net of issuance costs) and paid $207.2 million to pay-off and retire our Term Loan.  In addition, we repurchased $77.3 million in par value of our 2011 Convertible Notes for $106.1 million and repurchased $109.9 million of our common stock.  We received $65.3 million in cash from the exercise of employee stock options and the purchase of shares through our employee stock purchase plan.  Net cash used during the nine months ended September 30, 2009, was primarily due to payments made on our debt.

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

In August 2006, our wholly owned subsidiary, Rovi Solutions, issued the 2011 Convertible Notes which may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share).  As of September 30, 2010, $162.7 million par value of the 2011 Convertible Notes remain outstanding.

Prior to June 15, 2011, holders may convert their 2011 Convertible Notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of our common stockfor at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011, until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their 2011 Convertible Notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.  The common stock sales price condition discussed in (i) above has been met and therefore the 2011 Convertible Notes are currently eligible for conversion.

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

In February 2010, our Board of Directors authorized a stock repurchase program, which allows us to purchase up to $200 million of our common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant.  This authorization is in addition to their authorization to repurchase up to $100 million of our common stock in conjunction with the offering of the 2040 Convertible Notes and includes any amounts which were outstanding under previously authorized stock repurchase programs.  In addition, the Company’s Board of Directors also authorized the repurchase of up to $100 million of our 2011 Convertible Notes in open market from time to time.  This authorization is in addition to their authorization to repurchase up to $75 million of our 2011 Convertible Notes in conjunction with the offering of the 2040 Convertible Notes.  As of September 30, 2010, we have repurchased $109.9 million of our common stock and $106.1 million (par value $77.3 million) of our 2011 Convertible Notes under these repurchase programs.

As of September 30, 2010, we had $282.0 million in cash and cash equivalents, $280.7 million in short-term investments and $93.1 million in long-term marketable securities.

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

 Fixed Income Investments:  We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $613.4 million as of September 30, 2010.  Most of these securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At September 30, 2010, the fair value of our auction rate securities portfolio totaled approximately $15.6 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers.  This limits the short-term liquidity of these securities.

We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in a $1.0 million decrease in the fair value of our fixed income available-for-sale securities as of September 30, 2010.

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

Interest Rate Swaps and Caps.  In connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%.  These swaps expire in February 2015.   In addition, we also entered into interest rate swaps with a notional amount of $185.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%.  We also purchased interest rate caps for $4.0 million with notional amounts that range from $270 million to $200 million from 2012 to 2015.  We will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.  Included in the above are interest rate swaps with a notional value of $175.0 million which, based on our current credit rating, would require us to post collateral if our net liability under these interest rate swaps exceeds $12.5 million.  As a result of entering into these swaps increases in the 6 month USD – LIBOR rate will cause our interest expense to increase.  A hypothetical 50 basis point increase in the 6 month USD-LIBOR rate would result in a $3.2 million increase in our annual interest expense.

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

Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date: October 28, 2010	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer:

Date: October 28, 2010	By:	/s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date: October 28, 2010	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer