Form 10-K
period 2010-12-31
Rovi Corp
filed 2011-02-15
CIK 1424454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.9 billion as of June 30, 2010, based upon the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on February 7, 2011, was 107,468,703 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

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

In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1A.—Risk Factors” and elsewhere in this Form 10-K. We specifically disclaim any obligation to update such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment. Our offerings include interactive program guides (“IPGs”), IPG advertising, embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content; and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG.

In May 2008, we acquired Gemstar-TV Guide International, Inc. (“Gemstar”) and, in April 2009, we acquired substantially all of the operations of Muze, Inc. (“Muze”). Our results of operations include the operations of Gemstar and Muze from those dates forward.

In April 2008, we sold our software and games businesses (referred to as “Software” and “Games”, respectively). In November 2008, we sold our RightCommerce (also known as “eMeta”) business. In December 2008, we sold our TV Guide Magazine business. In January 2009, we sold our TVG Network business and, in February 2009, we sold our TV Guide Network and TV Guide Online businesses. Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”. In September 2010, we sold our Canadian subsidiary Norpak Corporation (“Norpak”), which manufactured equipment for embedding data in a television signal. The results of operations and cash flows of Software, Games, eMeta, Norpak and the Media Properties have been classified as discontinued operations for all periods presented.

On December 22, 2010, we entered into a definitive agreement to acquire Sonic Solutions (“Sonic”) in a stock and cash transaction. We believe the acquisition of Sonic will enable us to deliver a broader range of solutions to content distributors, service providers, consumer electronics (“CE”) manufacturers and retailers as well as accelerate our advertising opportunity. The transaction is expected to close in the first quarter of 2011 (See Note 18 to the Consolidated Financial Statements).

Industry Background

The entertainment media market is experiencing a major transformation from analog to digital content. The design, distribution, protection and consumption of all forms of digital content continues to experience an unprecedented amount of change. The expansion of network bandwidth, increased availability of devices that allow people to enjoy digital content, availability of digital content and increased mobility are all helping to accelerate the market shift. As part of this change, consumers are demanding high-quality digital content in many formats and places. Users are also seeking flexible means by which to legally acquire and add content to their digital libraries permanently or for a period of time and want to be able to enjoy that content in numerous locations on different devices. They want to easily discover and access content (movies, music, photos and programming) and enjoy it where and when they want.

No matter what content consumers desire or are enjoying, we believe video content such as movies and TV shows remains important. New devices and services are continually being created that bring video content to consumers. Consumers are in an upgrade cycle investing in high-end HDTV’s that maximize video enjoyment. Additionally consumers are investing in new devices, such as tablets and smartphones with the intent to use them to enjoy digital content, among other uses. These devices require the ability to provide information identifying what is available to the viewer in broadcast television (TV listings), stored or packaged video and video on demand (“VOD”). We refer to providing this information as “guidance”. Guidance becomes more complex as more sources of entertainment become available to consumers. Beyond existing pay TV options, consumers can now download or stream Internet-based content to their media devices, accessed via several different business models. In addition, the current home media device infrastructure can be very complex. Setting up such an environment generally requires integrating numerous devices, a deep understanding of the interoperability of media formats and creation of mechanisms for managing and enjoying content. The alternative is to purchase products from a single vendor and sacrifice the ability to integrate all types of media into many devices or have many devices operating in silos, significantly limiting the mobility and flexibility that consumers desire.

These changes are impacting every part of the entertainment supply chain, from content producers, to distribution channels and consumption device manufacturers, causing them each to reevaluate their business models, as well as introducing new competitors at each phase of the supply chain.

In the case of content producers, the industry shift to digital media, PC-based entertainment platforms, portable digital devices (such as tablets and smartphones), networked devices and Internet downloads threatens current revenue models built on tightly controlled distribution “windows”. Consumers seek to enjoy movies and TV shows at their own convenience, not necessarily watching TV at home or going to the theaters. Additionally, inexpensive, easy-to-use in-home copying devices, such as DVD recorders, and PC-based hard drive recorders, enable consumers to make unauthorized copies of video, audio and software content. As a result the existing revenue streams of advertising, theater attendance and sales of packaged media are all threatened. Also, content owners lose billions of dollars every year to casual copying and professional or bootleg piracy and Internet/peer-to-peer (P2P) piracy. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable television and program distributors have become more concerned with how to protect their intellectual property, make it available to consumers in the manner they wish to receive it, and maintain their revenue streams.

Distribution channels, such as cable and satellite operators, web portals and retailers, and others are all seeking ways to best obtain or maintain competitive advantage in a digital entertainment world. They are requiring highly customizable solutions that aid the consumer experience, such as additional data about the entertainment content, while still allowing the distribution channel to retain its unique identity. They are also seeking to increase their interaction with a consumer and create new revenue opportunities. This requires substantial investment in technology infrastructure to augment their current businesses. Additionally, content producers are exploring new forms of distribution to protect or advance their position in the distribution window chain, which includes experimenting with direct to consumer models and new forms of content licensing, such as exclusive downloads, subscription to a studio’s portfolio, or making a streamed or downloaded movie available for purchase simultaneous with the home video distribution window. All of this results in increased competition for distributors, leading to their need to create unique distribution arrangements and to integrate with many partners to reach consumers.

The markets for CE manufacturers are also in major flux. Consumers are demanding capabilities to interact with broad ranges of media, such as over-the-top video, not just viewing content that is broadcast to the device. Increased functionality requires extensive software to be embedded into these devices, which is not a core competency for CE manufacturers. New types of devices such as tablets are also competing for consumers’ spending as consumers become more comfortable with new ways of enjoying their entertainment. CE manufacturers also desire an ongoing revenue relationship with their customer, not just to sell them a new device every few years. This leads to a demand for add-on services or advertising that allow the CE manufacturer to profit from the on-going distribution or maintenance of entertainment content.

As traditional media changes, the opportunities for advertisers evolve as well. Currently advertisers spend more heavily on television commercials than any other form of advertising. As television viewership has become more fragmented, advertisers have sought new ways to reach consumers. Additionally, the growth of web advertising has increased the criteria advertisers use to evaluate successful advertising, adding metrics such as personalization and guaranteed views.

Rovi’s Markets

We sell our products into the following market verticals (i) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), (ii) CE manufacturers and (iii) other.

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

Our service provider licensees either deploy IPGs provided by the Company or, pursuant to an IPG patent license, their own IPG or a third party IPG. For service providers that deploy one of our IPGs, we also offer operational support, content, professional services and data. Our IPGs allow service providers to customize certain elements of the IPGs for their subscribers and also allow these providers to upgrade, over time, the features and services they can offer to their subscribers. Our service provider IPGs are compatible with service providers’ subscription management, pay-per-view (“PPV”) and VOD services. Our IPGs allow service providers to provide their viewers with current and future program information. We currently offer IPGs marketed to service providers under the i-Guide, Passport, Passport Echo and Passport DCT brands.

TotalGuide (see also Consumer Electronics—IPGs below) is a new initiative for service providers and is currently in development. We currently expect to launch it for trials in late 2011 and begin with limited consumer deployments by the end of the year. Additionally, we currently expect to offer service providers TotalGuide xD, an extended version of the product that works on tablets and smartphones allowing service providers to extend the user experience across devices. We currently expect to make TotalGuide xD available for trials in the first half of 2011.

The majority of our service provider IPGs also feature advertising. Additionally, we work with some service providers to sell advertising on a guide that they have developed and package their footprint into the entire footprint that we offer advertisers. We sell advertisers, often broadcasters, or their agencies the opportunity to promote their products via ads inserted in IPGs. We offer packages to advertisers to provide them nationwide or targeted advertising on a guide for a period of time. Advertisers place ads through a variety of display formats incorporated into the guide screens. Depending on the IPG deployed, advertisements can display additional text information or video when clicked on via the remote control. Our most recent guides even allow an ad for a specific television program to link directly to the TV channel it is on or allow consumers to program a recording or a reminder from the ad. Advertisers can target specific audiences by airing ads at certain times of the day or in specific geographies.

To demonstrate the value of this advertising, we began measuring usage and ad views by consumers for certain service provider guides deployed in the United States (a click stream analysis) in late 2008. This information has increased and we believe will continue to increase, our revenue from advertising by offering the advertiser evidence of the reach of a given ad or time slot. Service providers who have a patent license from us are not required to provide advertising in their IPG. However, our agreements with domestic service providers generally require the sharing of advertising revenue if IPG advertising is provided.

Service providers generally pay us a monthly per subscriber fee. Service providers in the online space generally pay us a fee based on unique users. We have also entered into agreements with certain licensees that enable them to provide an IPG to an unlimited number of subscribers or unique users, provided they pay us a specified flat fee. We also include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. We generally do not receive a license fee from manufacturers for set-top boxes deployed by a cable or satellite provider where that provider has also licensed our IPG technology.

Our service provider customers include British Sky Broadcasting Group, Canal+, Charter, Comcast Corporation (“Comcast”), Cox Communications, DirecTV, EchoStar Communications, Foxtel, MegaCable, Sky Deutschland, Sky Italia, Shaw Communications, Time Warner Cable, UPC, Verizon, Yahoo! and others. We also have license agreements with third party IPG providers such as Motorola, NDS, Scientific-Atlanta and others. The majority of subscribers for which we are paid a license fee are receiving an IPG pursuant to a patent license between us and the service provider or third party IPG provider. As of December 31, 2010, approximately 128 million subscribers worldwide are receiving a licensed or Rovi-provided IPG, including approximately 44 million internationally.

Consumer Electronics

IPGs

We currently offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan and the RoviGuide brand in Europe and North America. These IPGs are generally incorporated into mid- to high-end plasma, DLP and LCD televisions and Blu-ray or DVD hard drive recorder based products. Our IPGs generally deliver continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs.

Our CE IPG products also feature advertising. Some of our CE IPG product agreements require that we share a portion of this IPG advertising revenue with the CE manufacturer. CE manufacturers who have a patent license from us are not required to provide advertising in their IPG.

Our CE IPG licensees include devices distributed under the Apple, Hitachi, LG, Panasonic, Mitsubishi, Philips, Samsung, Sharp, Sony, Vizio and other brands. Generally, our agreements enable our licensees to incorporate our CE IPG technology or utilize our CE IPG patents in specified products in certain territories provided we receive license fees based on the number of units produced and shipped that incorporate our technology or utilize our patents. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units, provided they pay us a specified flat fee.

In 2010, the Company launched a new IPG marketed under the TotalGuide brand in North America and Europe. TotalGuide is the Company’s next generation guide, expanding guidance and available content beyond a traditional IPG. We believe TotalGuide allows CE manufacturers to increase customer satisfaction by offering simple and intuitive access to multiple content types: broadcast, premium, Internet-based/over-the-top video and personal. In addition, TotalGuide enhances the consumer experience through the TV guide database, extended multimedia and increased personalization options. With search and recommendations technologies, TotalGuide guides consumers to find favorites and discover new content, no matter if it comes from broadcast TV or is Internet-based/over-the-top. CE manufacturers can elect to deploy a full TotalGuide consisting of the broadcast, broadband and personal guides, or deploy selected components implemented via a professional services agreement. Additionally, a customer can choose to implement the “Web Services” that power TotalGuide, such as data, search, recommendations, advertising, device management and user profiles. These Web Services are sold separately from a fully implemented TotalGuide and are referred to as the Rovi Media Cloud. Customers can choose to implement the Rovi Media Cloud on their own, or can contract with Rovi professional services to custom build a user interface or application unique to that customer. An important element of TotalGuide is its ability to not only provide guidance to Internet-based content, but to also allow the consumer to view the Internet-based content they find. To facilitate this activity, the Company has relationships with online content distributors, such as Blockbuster, Showtime, Rhapsody and Starzz, to make their content available via TotalGuide. We have entered into nearly 50 of these relationships in North America and EMEA. The content is not only integrated with the TotalGuide user interface, but also with our database so that a consumer can search and access the media that the content partner makes available (for free, purchase or rental). Whether these relationships provide us with revenue depends on the content distributor as well as the Company’s agreement with CE manufacturers who then must determine which content distributor’s services they desire to have integrated into their devices.

TotalGuide also provides advertising options for both program promoters and conventional advertisers. Advertisements within TotalGuide are selectable, allowing a more interactive experience, including commerce. Banner advertisements can be clicked on and a consumer can then access trailers, special offers and social media. TotalGuide also offers new forms of in-grid advertising which can be inserted into the grid either in a row or into a cell. Once selected an interactive experience can be triggered.

In Japan, Interactive Program Guide Inc. (“IPG JV”), our joint venture with Dentsu Inc. and Tokyo News Service Limited, is the exclusive provider of program listings and advertising for our IPGs marketed under the G-Guide brand. We own 46% of IPG JV and have certain contractual rights with respect to the ongoing management of IPG JV. We also retain the right to license our technology and intellectual property to third parties in Japan who will receive program listings and advertising from IPG JV, and we retain all rights to the revenue from such licenses. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-Guide service.

Content Protection

Our analog video content security, commercially known as ACP, has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. CE devices need to protect content in order to prevent playback devices from being used to illegally copy a video. Nearly every DVD player, DVD recorder, DVD drive and PC manufactured with a DVD drive contains software and/or hardware technology licensed by us to ensure that ACP-secured DVDs are properly recognized and thus secured. For additional details on ACP technology see “Content Protection” in the “Other” section below.

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

CE device manufacturers license our technology for an up-front fee and annual license fee, as well as per-device fee for shipped devices. Digital set-top box and DVR manufacturers license our video content security solutions typically for an up-front fee and a per-unit royalty, a portion of which may be tied to product activation by system operators. We have also entered into agreements with the majority of large CE and set-top box manufacturers in which they paid us a one-time fee for a perpetual license to our technology.

Our CE content protection customers sell set-top boxes and hardware under the Scientific Atlanta, Fujitsu Limited, Mitsubishi Electronics, Motorola, Pace, Panasonic, Pioneer Electronics, Samsung Electronics, Sharp, Sony Electronics, TiVo, Toshiba and other brands.

Connected Platform

Connected Platform is a standards-compliant software solution embedded in consumer electronics and networking equipment designed to allow consumers to access content such as photos, music, and movies stored remotely on any of their connected devices. The Connected Platform complies with the Digital Living Network Alliance (DLNA) and Universal Plug and Play (UPnP) Forum standards. It is sold to CE manufacturers and is comprised of several different components: Digital Media Server (DMS) software, Digital Media Adapter (DMA) software, and Digital Media Player (DMP) software, each sold as a software development kit (SDK). The SDK is used by developers to build digital home products on top of our software foundation for networked digital media devices. They are able to integrate the SDK into their devices to quickly create custom digital media solutions. The DMA software is built with the SDK and can be installed on PCs, DVRs, network-attached storage devices, or even mobile phones to allow users to stream digital media files from their personal home network or via the Internet. The DMP and DMA software, built with the SDK, enables original equipment manufacturers and original design manufacturers to ship standards-based connected entertainment products that allow consumers to enjoy their personal media (such as music, photos, and video files) on a wide variety of player products. Additionally, the Company provides add-on services that support the Connected Platform, such as the Software Update Service, which enables digital home entertainment products to be configured for automated software updates.

Our Connected Platform customers currently include Buffalo, Pace, Scientific-Atlanta, Samsung and others.

Media Recognition

Our LASSO media recognition solution is embedded in a CE device (including automobiles) or service that reads media and associates it with the correct data from our data solutions database (such as title, artist, and tracks). The data look-up is accomplished either via a remote call to the infrastructure we operate or to a database we provide to embed on the device. The recognition is accomplished via either a table of contents review (for instance, read the table of contents of a CD) or taking a fingerprint of the media (for instance, identify wave formats of the media) and matching it to our database. The recognition technology is sold in conjunction with supporting data services, playlisting and voice recognition. CE manufacturers typically pay us per device royalties for each device within which our media recognition data services are implemented.

Media Manager

The Rovi Media Manager is a product which is sold as a companion to LASSO or Connected Platform creating a solution targeting CE manufacturers. It is a PC application enabling consumers to manage personal media they have stored throughout their home including music, photos and video files. It is integrated with LASSO enabling a consumer to identify and tag any media they may have on their home storage. It is integrated with Connected Platform allowing consumers to move media between devices. Media Manager is also integrated with the Rovi Media Cloud allowing users to search for video and other entertainment data that is contained in Rovi’s meta data catalog. The Media Manager is an incremental cost to LASSO and/or Connected Platform and will be sold on a per unit basis.

Other

Other includes our data solutions business and our business of licensing our content protection products and services to entertainment companies.

Data Solutions

We offer music, television, movie, book, and video game metadata. In addition, we catalog information on celebrities, awards, sports, and other data necessary to provide a robust set of metadata. Our television guidance information database includes unique data on more than 3.5 million TV programs and 450,000 movies. Our database also has information on approximately 2.4 million music albums, 22 million tracks, 8 million books and 65,000 video games. Our data services are operated with systematic processes that are designed to ensure completeness and quality of the data as well as linking the relationships among the data elements. The data services are broken into levels of data: basic data (such as artist, album), navigational data (such as relationships between actor and other movies or television series), and editorial data (such as actor biographies, television, movie or music reviews).

Besides licensing the data to Web properties or embedding the data in CE devices, the databases are also available via our web sites, specifically allmusic.com, allmovie.com, and allgame.com. Each is a complete view of the database, but not exportable for commercial use by others, and is an advertising-supported business.

Additionally, we license the Rovi Media Cloud to customers of our data. They can choose to gain real time access to the data via our Web Services or to incorporate additional functionality such as media search, recommendations (social, editorial, personalized) or enhanced advertising.

Web properties typically pay us a monthly or annual fee for the rights to use the metadata, receive regular updates and integrate it into their own service. Media Cloud customers generally pay a consumption fee based on the number of database lookups or calls they perform. Our music, movie and video game metadata customers include Amazon, Apple, Best Buy, Barnes and Noble, Comcast, Ebay, MTV Networks and others.

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

Studios are also releasing programming in the Blu-ray high definition DVD format (“Blu-ray”). Blu-ray can include a high level of protection implemented via BD+ technology. For a device to be certified as Blu-ray enabled, it must have BD+ technology embedded within it and MPAA studios can license BD+ to take advantage of that embedded protection. BD+ is designed to be self-renewing, therefore inhibiting rippers from being able to create unauthorized copies of the DVD. It is applied to the DVD at the time of manufacturing and interacts with elements of BD+ embedded in the Blu-ray player through the entire playback of the movie to ensure that it is an authorized copy. This sophisticated protection increases the security of a Blu-ray DVD and is designed to result in a longer protection period for a title.

We sell directly to MPAA and independent studios. Content owners utilize our solutions to secure their content and thus ensure that the end customer pays them for the use of their content. Studios generally pay us an annual license fee to use our ACP technology and generally pay us a per disc fee to license our BD+ technology.

Our content security technology customers include the following companies: Buena Vista Home Video, Paramount Pictures, Twentieth Century Fox Home Entertainment and others.

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

We intend to grow our business by capitalizing on existing customer relationships and creating new ones. We will target existing customers and seek to expand the technologies we provide them, both now and in the future. Specifically, we will target existing IPG patent licensees and seek to sell them our IPG product. We believe TotalGuide as well as other of our products are the types of products that make this feasible. We also believe that as the TotalGuide installed base increases, we can substantially grow our advertising revenue. If a customer determines that it should build its own guide or consumer facing user interface, we then offer the customer the Rovi Media Cloud to power the experience and speed its time to market. This enables us to offer advertising to a connected device in which a Rovi guide or application may not be present. Additionally, we will focus on non-customer companies seeking to capture a portion of the digital entertainment opportunity. We believe our compelling solutions will help us create new customer relationships.

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

Continue to Make Strategic Acquisitions. We may continue to expand our technology portfolio and extend our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose technologies or proprietary rights complement our technologies. For example, on December 22, 2010, we announced our pending acquisition of Sonic.

Copyrights, Trademarks, and Tradenames

We own or have rights to various copyrights, trademarks and trade names used in our business. For our continuing business units, these include, but are not limited to, Rovi®, All Game Guide®, All Music Guide®, AMG®, AMG All-Game Guide®, AMG All-Media Guide®, AMG All-Movie Guide®, AMG Sonicguide®, Explore Movies®, Explore Music®, Lasso™, M1 Mediabolic®, Music Map™, Passport , RipGuard®, Tapestry™, RoviGuides, G-GUIDE and Gemstar.

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

•

We regularly test the effectiveness and transparency of our video content protection technologies on representative samples of consumer televisions, DVD players, DVD drives, PVRs, and recorder devices to determine whether modifications or enhancements may be necessary.

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

As of December 31, 2010, we hold 532 U.S. patents and have 709 U.S. patent applications pending. We also have 2,365 foreign patents issued and 1,169 foreign patent applications pending. Each of our U.S. issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2029.

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

A common competitor we encounter is a customer who chooses to build its own IPG and license our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have products ready to be implemented and already have data distribution infrastructure and content as well as integration to third party services (such as VOD services for service providers). We intend to build differentiation by integrating our products into a suite of products and services to provide solutions for our customers. We believe our solutions can speed our customers’ time to market, be deployed at a lower cost than internally built products, and are superior to “do-it-yourself” products. For those that choose to do it themselves we have added the Rovi Media Cloud to provide them services that can power their self-developed experience.

We have begun to see activity from Web properties, such as Yahoo! and Google, entering the CE market, namely embedded in TVs in North America. While we today are working with them cooperatively, such Web properties could offer competitive functionality in the future.

We believe improvements in software porting and in software substitutability, together with government mandated introduction of an Open Cable Applications Platform, will increasingly permit the creation of new guides and their quick placement in set-top boxes—both those purchased or leased from service providers and those purchased at retail.

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our IPGs. We cannot assure that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. There can be no assurance that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. This could have an effect on our ability to compete in the IPG marketplace.

Content Security Technology

Our video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by PVRs, including DVD recorders and hard drive recorders with an analog out. Currently, our video content security technology is embedded in nearly all DVD players and most digital set-top boxes worldwide. While it is possible that a competitive video content security technology could be developed and deployed, we believe it would take years for the competitive technology to be accepted by hardware manufacturers and embedded into the consumer electronic devices. Given the time this would take, it is unlikely any other analog content security technology would displace our content security infrastructure and our extensive video content security “ecosystem.” The greatest competitive threat to our content security technology is content providers choosing not to copy protect their content or CE manufactures ceasing to produce PVRs with an analog out.

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

VBI and Digital Data Carriage Matters

We use the vertical blanking interval, or VBI, in the analog television signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC and Fox to supply updates throughout the day of program listing information to our TV Guide On Screen and GUIDE Plus+ branded consumer electronics devices in the United States. We have agreements with CBS Corporation (“CBS”) and National Datacast, Inc. (“NDI”) which allow for the distribution of our CE IPG data over the digital broadcast signals of both CBS and NDI participating stations, following the installation of necessary equipment. The Federal Communications Commission (“FCC”) has ruled that it is within the discretion of a cable multiple system operator (“MSO”) to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with MSOs which provide for carriage of our program listing information in either the VBI or within the digital signal of broadcast television stations.

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

In an effort to ensure that cable operators adequately support CableCARDs, FCC regulations also prohibited multi-channel video service providers (except satellite providers) from deploying after July 1, 2007, navigation devices with combined security and non-security functions (the “integration ban”). Both cable operators and consumer electronics manufacturers are required to use the same security solution. Further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices.

Employees

As of December 31, 2010, we had approximately 1,200 full-time employees. Of these employees, approximately 240 were based outside of the United States. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Information About Our Executive Officers

The names of our current executive officers, their ages as of February 10, 2011, and their positions are shown below. Biographical summaries of each of our executive officers are included below.

Name	Age	Positions
Alfred J. Amoroso	60	President and Chief Executive Officer
James Budge	44	Chief Financial Officer
Thomas Carson	51	Executive Vice President, Worldwide Sales & Services
Stephen Yu	45	Executive Vice President, General Counsel and Corporate Secretary

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

If we fail to develop and timely deliver innovative technologies in response to changes in the technology and entertainment industries, our business could decline.

The markets for our products and technologies are characterized by rapid change and technological evolution. We will need to continue to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop timely and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times, such changes can be dramatic, such as the shift from VHS videocassettes to DVDs for consumer playback of movies in homes and elsewhere, the anticipated shift to high definition DVD or the transition from packaged media to Internet distribution. The continued decline in worldwide shipments of VCRs has resulted in a decline in our VCR Plus+ revenues over time, causing us to focus on growth in other parts of our business. Our future success depends to a great extent on our ability to develop and timely deliver innovative technologies that are widely adopted in response to changes in the technology and entertainment industries and that are compatible with the technologies or products introduced by other entertainment industry participants. Despite our efforts and investments in developing new products, services and technologies:

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

We derive significant revenues from CE manufacturer license fees for our IPG and analog video content security (“ACP”) technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our ACP and IPG technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. Global economic downturns may significantly impact demand for such CE devices. As a result, our future operating results may be adversely impacted by fluctuations in sales of consumer electronics devices employing our technologies.

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

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. In addition to the pending acquisition of Sonic Solutions, which acquired DivX LLC in October 2010, over the last several years we completed the divestitures of our Software business (April 2008), our Games business (April 2008), our eMeta business (November 2008), our TV Guide Magazine business (December 2008), our TVG Network business (January 2009) and our TV Guide Network and TV Guide Online businesses (February 2009). We also completed the acquisitions of Mediabolic, Inc. (January 2007), All Media Guide Holdings, Inc. (December 2007) and Gemstar (May 2008) and the acquisition of the assets of Cryptography Research, Inc. (November 2007) and Muze, Inc. (April 2009). We may not realize the anticipated benefits of these acquisitions and divestitures or the benefits of any other acquisitions or divestitures we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

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

In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including an increase in our liability to counterparties under interest rate swap contracts and the timing and amount of any repurchases of our common stock or debt we may make in the future). Our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets deteriorated or remained volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

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

As of December 31, 2010, we had total debt with a par value of approximately $594.7 million of which $134.7 million of borrowings are under 2011 Convertible Notes issued by one of our subsidiaries and $460 million are under our 2040 Convertible Notes. Subsequent to December 31, 2010, on February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed an additional $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan. Both term loans are guaranteed by us, our domestic subsidiaries (other than the two co-borrowers) and Index Systems Inc. and are secured by substantially all of our, the subsidiary guarantors and the co-borrowers’ assets. The 5-year term loan requires annual amortization payments and matures on February 7, 2016 and the 7-year term loan requires quarterly amortization payments and matures on February 7, 2018. Our indebtedness may:

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

Subsequent to December 31, 2010, on February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed an additional $750 million under a senior secured credit facility. The senior secured credit facility contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those ratios. A breach of any of these covenants could result in a default under our senior secured credit facility and/or our other indebtedness, which could in turn result in an acceleration of a substantial portion of our indebtedness. In such event, we may be unable to repay all of the amounts that would become due under our indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. In any case, if a significant portion of our debt was accelerated, we may be forced to seek bankruptcy protection.

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

In addition, our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Repayment of our and our subsidiaries’ debt is dependent on cash flow generated by our and their respective subsidiaries.

Rovi Corporation’s subsidiaries, including Rovi Solutions Corporation and Rovi Guides Inc., own a significant portion of our assets and conduct substantially all of our operations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on the 2040 Convertible Notes or cash payments required to settle conversions of the 2011 Convertible Notes, which were issued by Rovi Solutions Corporation but are convertible into cash and stock of Rovi Corporation. Accordingly, repayment of our indebtedness depends, to a significant extent, on the generation of cash flow by the subsidiaries, including Rovi Solutions Corporation and Rovi Guides Inc., the senior secured position of their bank debt, and their ability to make cash available to us, by dividend, debt repayment or otherwise. Because they are not guarantors or a co-issuer of the 2040 Convertible Notes, our subsidiaries do not have any obligation to pay amounts due on those notes or to make funds available for that purpose. Similarly, Rovi Solutions Corporation, while obligated to repay the 2011 Convertible Notes at maturity, has no obligation to make cash available to us to fund the settlement of our conversion obligations upon conversion of those notes. Conversely, the ability of Rovi Solutions Corporation and Rovi Guides Inc. to repay their indebtedness under the senior secured credit facility and in the case of Rovi Solutions Corporation, the 2011 Convertible Notes depends, in part, on the generation of cash flow by their respective subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us, Rovi Solutions or Rovi Guides Inc. to make payments in respect of our indebtedness.

Despite our current level of indebtedness, we may still be able to incur more indebtedness. This could increase the risks associated with our indebtedness.

We and our subsidiaries may incur additional indebtedness in the future. The terms of our indentures do not prohibit us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with existing indebtedness, the holders of that indebtedness will be entitled to share ratably with the holders of our existing debt obligations in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

In general, we are dependent on our customers and licensees—including producers and distributors of content for films and videos—to incorporate our technology into their products. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products. If our customers were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Furthermore, while we may be successful in having one or more industry standards-setting organizations require that our technology be used in order for a product to be compliant with the standards promulgated by such organizations, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.

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

Other factors that could affect our operating results include:

•	the acceptance of our technologies by system operators and CE manufacturers;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	expenses related to, and the financial impact of, the dispositions of businesses, including post-closing indemnification obligations;

•	the timing and ability of signing high-value licensing agreements during a specific period;

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multi-channel video programming distributors, or MVPDs, which are the primary customers for certain of our products and services. FCC regulations prohibit MVPDs (except DBS providers) from deploying after July 1, 2007 consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”). The FCC has granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the FCC. Further developments with respect to these issues or other related FCC action could impact the availability and/or demand for “plug and play” devices, including set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices and correspondingly affect our license fees.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal locations.

Location	Approximate Square Footage	Lease Expiration
Santa Clara, California (Corporate Headquarters)	90,000	January 2017
Radnor, Pennsylvania	64,000	January 2015
Burbank, California	62,000	June 2019
Tulsa, Oklahoma	40,000	June 2014
Ann Arbor, Michigan	34,000	April 2015
Hong Kong	27,000	March 2013
San Francisco, California	20,000	July 2013

Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

We also lease space for sales, marketing and technical staff in Schaumburg, Illinois, Bedford, Massachusetts, Cambridge, Massachusetts, New York, New York, Maidenhead, United Kingdom; Tokyo, Japan; Seoul, South Korea; Hsinchu, Taiwan and Luxemburg.

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

Litigation

John Burke v. TV Guide Magazine Group, Inc., Open Gate Capital, Rovi Corp., Gemstar—TV Guide International, Inc. On August 11, 2009, plaintiff filed a purported class action lawsuit claiming that the Company’s former subsidiary, TV Guide Magazine, breached agreements with its subscribers and violated consumer protection laws with its practice of counting double issues toward the number of issues in a subscription. On September 10, 2009, the Company filed an answer to the complaint along with a petition to remove the case to federal court. On December 18, 2009, the case was dismissed with prejudice, and plaintiff has filed an appeal of that dismissal.

Sonic Acquisition Litigation

Vassil Vassilev v. Sonic Solutions, et al., Matthew Barnes v. Habinger [sic] et al, Diana Willis v. Sonic Solutions, et al., Mark Chropufka v. Sonic Solutions, et al. and Joann Thompson v. Sonic Solutions, et al., filed in California Superior Court for the County of Marin. On January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic Solutions, the members of its board of directors, the Company and Sparta Acquisition Sub, arising out of the proposed transaction between Company and Sonic. On January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew Barnes v. Habinger [sic] et al., Mark Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al., respectively (the “Lawsuits”). The Lawsuits allege that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process. The Lawsuits allege that the Company and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties. Plaintiffs seek to enjoin the acquisition of Sonic by the Company, rescission of the transaction in the event it is consummated, imposition of a constructive trust, and monetary damages, fees and costs in an unspecified amount.

On January 21, 2011, plaintiff Mark Chropufka filed an amended class action complaint, which all plaintiffs then designated as the operative complaint, and which adds allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by Sonic on January 14, 2011. On January 27, 2011, the parties to the Lawsuits submitted a stipulation and proposed order consolidating all lawsuits filed in connection with the proposed offer and mergers (the “consolidated action”). On January 25, 2011, another substantially similar putative class action lawsuit was filed in the same court against the same defendants, entitled Joann Thompson v. Sonic Solutions, et al. On January 28, 2011, the parties to the consolidated action reached an agreement in principle to settle. The proposed settlement, which is subject to court approval following notice to the class and a hearing, disposes of all causes of action asserted in the consolidated action and in Thompson v. Sonic Solutions, et. al. on behalf of all class members who do not elect to opt out of the settlement. Class members who elect to opt out, if any, may continue to pursue causes of action against the defendants.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of Rovi Corporation has been listed on the NASDAQ Global Select Market under the symbol “ROVI” since July 16, 2009. Macrovision Solutions Corporation was trading under the symbol “MVSN” prior to changing its name to Rovi Corporation on July 15, 2009. As part of Macrovision Solutions Corporation’s assumption of the ownership on May 2, 2008 of both Gemstar and Macrovision Corporation (See Note 1 to the Consolidated Financial Statements) Macrovision Corporation’s stock was delisted. The following table sets forth, for the periods indicated, the reported high and low sales prices for the common stock of Rovi Corporation:

	High	Low
2010
First Quarter	$38.50	$27.60
Second Quarter	$40.06	$33.17
Third Quarter	$53.00	$37.41
Fourth Quarter	$62.50	$47.47

2009
First Quarter	$18.22	$12.39
Second Quarter	$23.15	$17.26
Third Quarter	$33.86	$20.76
Fourth Quarter	$34.77	$27.00

As of February 7, 2011, there were 310 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms. As of February 7, 2011, there were 107,468,703 shares of common stock outstanding.

Stock Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index (the “NASDAQ”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from May 2, 2008 through December 31, 2010. The graph assumes an investment of $100 in our common stock and in each of the market indices, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Rovi Corporation	NASDAQ Composite Index	S&P 500	Russell 2000 Index
May 2, 2008	$100	$100	$100	$100
December 31, 2008	$76	$64	$64	$69
December 31, 2009	$191	$92	$79	$86
December 31, 2010	$372	$107	$89	$108

Dividend Policy

We have not paid any cash dividends in the last two years and do not anticipate paying any cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all earnings for use in our business operations and to pay down debt.

Stock Repurchase Authorization

In December 2010, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of the Company’s common stock. This $400.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. As of December 31, 2010, treasury stock consisted of

5.2 million shares of common stock that had been repurchased, with a cost basis of approximately $134.9 million. As of December 31, 2010, $400.0 million remained available for share repurchases under the Company’s existing repurchase authorization.

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of common stock in connection with the offering of the 2040 Convertible Notes as well as up to an additional $200.0 million of its common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. This $200.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. In connection with the 2040 Convertible Note offering the Company repurchased 3.0 million shares of its common stock for $109.9 million. During the fourth quarter of 2008, the Company repurchased 2.3 million shares of common stock for approximately $25.1 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

On April 1, 2008, the Company closed the sale of its Software and Games businesses. In the fourth quarter of 2008, the Company closed the sale of its TV Guide Magazine and eMeta businesses. On January 27, 2009, the Company closed the sale of its TVG Network business and on February 28, 2009, the Company closed the sale of its TV Guide Network and TV Guide Online businesses. On September 17, 2010, the Company closed the sale of its Canadian subsidiary, Norpak, which manufactured equipment for embedding data in a television signal. The results of operations and cash flows of Software, Games, TV Guide Magazine, TV Guide Network, TV Guide Online, TVG Network, Norpak and eMeta have been classified as discontinued operations, for all periods presented (See Note 5 to the Consolidated Financial Statements).

	Year Ended December 31,
	2010	2009	2008	2007	2006 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$541,490	$480,450	$327,440	$144,943	$111,569

Costs and expenses:
Cost of revenues	99,129	65,258	44,304	9,238	9,806
Research and development	95,687	91,984	65,911	13,204	14,565
Selling, general and administrative	142,197	132,939	114,563	55,316	48,027
Depreciation	18,758	18,368	13,797	5,090	5,288
Amortization of intangible assets	80,395	81,934	59,139	5,981	3,256
Restructuring and asset impairment charges	—	53,619	—	4,546	—

Total costs and expenses	436,166	444,102	297,714	93,375	80,942

Operating income from continuing operations	105,324	36,348	29,726	51,568	30,627
Interest expense	(42,935)	(52,028)	(54,834)	(15,446)	(5,379)
Interest income and other, net	1,770	4,558	11,242	23,199	12,087
Gain on interest rate swaps and caps, net	34,197	—	—	—	—
Loss on debt redemption	(16,806)	(8,687)	—	—	—
Gain on sale of strategic investments	5,895	—	5,238	—	—
Impairment losses on strategic investments	—	—	—	(5,000)	—

Income (loss) from continuing operations before income taxes	87,445	(19,809)	(8,628)	54,321	37,335
Income tax (benefit) expense	(139,213)	(1,421)	(23,409)	14,468	8,854

Income (loss) from continuing operations, net of tax	226,658	(18,388)	14,781	39,853	28,481
Discontinued operations, net of tax	(13,774)	(34,563)	(128,841)	(14,537)	2,979

Net income (loss)	$212,884	$(52,951)	$(114,060)	$25,316	$31,460

	Year Ended December 31,
	2010	2009	2008	2007	2006 (1)
	(in thousands, except per share data)
Basic earnings per common share:
Basic income (loss) per share from continuing operations	$2.20	$(0.18)	$0.17	$0.75	$0.55
Basic (loss) income per share from discontinued operations	$(0.14)	$(0.34)	$(1.49)	$(0.27)	$0.06

Basic net earnings per share	$2.06	$(0.52)	$(1.32)	$0.48	$0.61

Shares used in computing basic net earnings per common share	102,658	100,860	85,334	52,470	51,349

Diluted earnings per common share:
Diluted income (loss) per share from continuing operations	$2.07	$(0.18)	$0.17	$0.74	$0.54
Diluted (loss) income per share from discontinued operations	$(0.13)	$(0.34)	$(1.49)	$(0.27)	$0.06

Diluted net earnings per share	$1.94	$(0.52)	$(1.32)	$0.47	$0.60

Shares used in computing diluted net earnings per common share	109,175	100,860	85,357	53,104	52,077

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments and restricted cash	$696,167	$336,284	$362,057	$439,289	$456,390
Working capital	387,935	289,962	561,313	435,552	292,783
Total assets	2,457,283	2,151,139	2,636,184	922,951	802,981
Long-term liabilities	484,186	514,479	950,068	262,142	200,114
Total stockholders’ equity	1,748,333	1,520,269	1,515,195	576,731	492,953

(1)	On January 1, 2006, the Company adopted updates to the Accounting Standards Codification related to the accounting for Share-Based Payments. The Company adopted these updates using the modified prospective method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.

Overview

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide their interaction with digital entertainment. Our offerings include interactive program guides (“IPGs”), IPG advertising, embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. We group our revenue into the following categories – (i) service providers, (ii) consumer electronics (“CE”) manufacturers, and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. Our management feels this classification is preferable as it allows a better association between service provider revenue and digital households deploying a Company-provided IPG or an IPG deployed under a patent license with us. Service providers deploy such Company products and services as Passport Echo, Passport DCT, Passport, i-Guide and web services. CE manufacturers deploy such Company products and services as Connected Platform, RoviGuide, G-GUIDE, VCR Plus+, web services, LASSO, Tapestry and ACP. Other includes our business of licensing our extensive database of descriptive information about television, movie, music and game content and our entertainment company content protection products and services such as ACP, RipGuard, CopyBlock and BD+.

On May 2, 2008, we acquired Gemstar in a cash and stock transaction. On April 30, 2009, we acquired substantially all of the assets of Muze in a cash transaction. Our results of operations include the operations of Gemstar and Muze from those dates forward.

On April 1, 2008, we sold our Software and Games businesses. In the fourth quarter of 2008, we sold our TV Guide Magazine and eMeta businesses. On January 27, 2009, we sold our TVG Network business and on February 28, 2009, we sold our TV Guide Network and TV Guide Online businesses. On September 17, 2010, we sold our Canadian subsidiary, Norpak, which manufactured equipment for embedding data in a television signal. Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”. The results of operations and cash flows of Software, Games, eMeta, Norpak and the Media Properties have been classified as discontinued operations, for all periods presented.

On February 26, 2010, we sold our 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks. Guideworks was a research and development joint venture with Comcast that developed interactive program guide solutions, which are distributed by the Company under the i-Guide brand. Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks. The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with Accounting Standards Codification (“ASC”) 730-20, Research and Development Arrangements. Included in research and development expenses for the years ended December 31, 2010, 2009 and 2008, are $1.7 million, $11.7 million and $8.8 million, respectively, in expenses related to Guideworks.

On December 22, 2010, we entered into a definitive agreement to acquire Sonic Solutions (“Sonic”) in a stock and cash transaction. We believe the acquisition of Sonic will enable us to deliver a broader range of solutions to content distributors, service providers, CE manufacturers and retailers as well as accelerate our advertising opportunity. The transaction is expected to close in the first quarter of 2011 (See Note 18 to the Consolidated Financial Statements).

Comparison of Years Ended December 31, 2010 and 2009 from continuing operations

The following tables present our 2010 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2010	2009	Change $	Change %
Revenues:
Service providers	$267,458	$230,727	36,731	16%
CE manufacturers	216,625	199,905	16,720	8%
Other	57,407	49,818	7,589	15%

Total revenues	541,490	480,450	61,040	13%

Costs and expenses:
Cost of revenues	99,129	65,258	33,871	52%
Research and development	95,687	91,984	3,703	4%
Selling, general and administrative	142,197	132,939	9,258	7%
Depreciation	18,758	18,368	390	2%
Amortization of intangible assets	80,395	81,934	(1,539)	-2%
Restructuring and asset impairment charges	—	53,619	(53,619)	-100%

Total operating expenses	436,166	444,102	(7,936)	-2%

Operating income from continuing operations	105,324	36,348	68,976	190%
Interest expense	(42,935)	(52,028)	9,093	-17%
Interest income and other, net	1,770	4,558	(2,788)	-61%
Gain on interest rate swaps and caps, net	34,197	—	34,197	NM
Loss on debt redemption	(16,806)	(8,687)	(8,119)	93%
Gain on sale of strategic investments	5,895	—	5,895	NM

Income (loss) from continuing operations before taxes	87,445	(19,809)	107,254	-541%
Income tax benefit	(139,213)	(1,421)	(137,792)	9697%

Income (loss) from continuing operations, net of tax	226,658	(18,388)	245,046	-1333%
Loss from discontinued operations, net of tax	(13,774)	(34,563)	20,789	-60%

Net income (loss)	$212,884	$(52,951)	265,835	-502%

Net Revenue

Service Providers Revenue

For the year ended December 31, 2010, revenue from service providers increased by 16% compared to the prior year. This increase is primarily due to a $21.0 million increase in IPG patent licensing revenue and a $13.4 million increase in IPG product revenues. IPG revenues benefited from new international IPG patent licensees as well as from digital subscriber growth both internationally and domestically. We expect revenue from licensing our IPG products and patents to continue to grow in the future from increased international licensing and from continued digital subscriber growth.

CE Manufacturers Revenue

For the year ended December 31, 2010, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 8% compared to the prior year. This increase was primarily due to an increase in IPG patent and product revenues driven by new IPG license agreements and increased IPG shipments by existing licensees. Also contributing to the increase was a slight increase in ACP revenue. While we experienced a slight increase in ACP revenue in 2010, we do not anticipate this growth to continue and instead believe that ACP revenue will significantly decline in 2011. We anticipate this decline to be offset in the future by our digital offerings, particularly as our Total Guide IPG solution is introduced into CE devices.

Other Revenue

Other revenue consists primarily of licensing of our underlying media content/metadata and licensing of our content protection technologies to entertainment companies. For the year ended December 31, 2010, Other revenue increased compared to the same periods in the prior year primarily due to increased revenue from our data business and the Muze acquisition, which occurred in April 2009.

Cost of Revenues

For the year ended December 31, 2010, cost of revenues increased from the prior year primarily due to an increase in patent litigation and prosecution costs and approximately $28.5 million in costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar acquisition. These primarily relate to the resolution of the DirecTV and Thomson, Inc. matters (see Note 16 to the Consolidated Financial Statements).

Research and Development

For the year ended December 31, 2010, research and development expenses increased from the prior year primarily due to increased cash and stock related compensation expense driven by increased headcount partially offset by savings from exiting Guideworks (see Note 1 to the Consolidated Financial Statements).

Selling, General and Administrative

For the year ended December 31, 2010, selling, general and administrative expenses increased from the prior year primarily due to increased stock compensation expense and $5.2 million in Sonic transaction costs and other due diligence costs. Stock compensation expense increased primarily due to options and restricted shares granted in the second half of 2009 and in 2010, as well as increased participation in the Company’s employee stock purchase plan.

Restructuring and Asset Impairment Charges

During the second quarter of 2009, we completed extensive consumer research regarding our brands. This consumer research indicated that the brands acquired by us did not represent the future vision of the Company and did not carry a positive connotation in the market. We determined these results to be an indicator of potential impairment of our trademark intangible assets. We determined the fair value of our trademark intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the second quarter of 2009. In addition, during the second quarter of 2009, we recorded $0.9 million in restructuring charges related to the Muze acquisition and $1.6 million in other asset impairment charges (see Notes 6 and 11 to the Consolidated Financial Statements).

In the first quarter of 2009, in conjunction with the disposition of the Media Properties, management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million. During the first quarter of 2009, we reversed the remaining $0.4 million in liabilities related to the fiscal 2007 restructuring plan (see Note 11 to the Consolidated Financial Statements).

Interest Expense

For the year ended December 31, 2010, interest expense decreased compared to the same period in the prior year due to a decrease in note issuance cost amortization, due to the repayment of the term loan, and lower average outstanding debt balances.

Interest Income and Other, Net

The decrease in interest income for the year ended December 31, 2010, as compared to the prior year, is primarily due to a $1.0 million loss recorded in connection with the sale of our interest in the Guideworks joint venture, a decrease in interest income due to a decline in prevailing interest rates and net foreign exchange losses in the current year versus net foreign exchange gains during the prior year.

Gain on Interest Rate Swaps and Caps, Net

This represents an increase in the fair value of our interest rate swaps partially offset by a decrease in the fair value of our interest rate caps. The increase in the fair value of the interest rate swaps was due to a decrease in the expected forward six month USD—LIBOR rates. We have not designated any of our interest rate swaps and caps as hedges and therefore record the changes in fair value of these instruments in our consolidated statements of operations (see Note 9 to the Consolidated Financial Statements).

Loss on Debt Redemption

During 2010, we spent $207.2 million to pay-off and retire our term loan. We realized a $12.3 million loss on redemption, primarily due to writing off the remaining note issuance costs. In addition, we repurchased $105.0 million in par value of our 2011 Convertible Notes for $160.1 million. In connection with these repurchases, we recorded a $4.5 million loss on debt redemption which represents the difference between the carrying value of the 2011 Convertible Notes retired and the amount allocated to the liability component of the notes and the write-off of the related note issuance costs (see Note 7 to the Consolidated Financial Statements).

On August 5, 2009, we redeemed our $100 million 11% senior notes (“11% Senior Notes”) at par plus accrued interest and a $2.8 million make-whole payment representing the discounted value of interest which the note holders would have received through November 15, 2009, the first date the Senior Notes could be retired without a premium. In connection with the redemption of the Senior Notes, we recorded an $8.7 million loss on debt redemption. This loss is comprised of the $2.8 million make-whole payment discussed above, the write-off of $5.6 million in note issuance costs and $0.3 million in fees associated with the note redemption (see Note 7 to the Consolidated Financial Statements).

Gain on Sale of Strategic Investment

During the year ended December 31, 2010, we sold a strategic investment and realized a $5.9 million gain.

Income Taxes

During the three months ended March 31, 2010, we entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. To account for the PFA closing agreement, we (i) recorded a discrete tax benefit for the release of $576.9 million of reserves for uncertain tax positions previously netted against our deferred tax assets, (ii) reduced the deferred tax asset originally established in connection with the tax loss by $115 million to reflect the PFA closing agreement and (iii) established a valuation allowance of $347 million against our deferred tax assets as a result of determining that it is more likely than not that our deferred tax assets would not be realized (see Note 14 to the Consolidated Financial Statements).

The income tax benefit for the year ended December 31, 2010, of $139.2 million is primarily attributable to the PFA closing agreement described above plus an additional $17.3 million decrease in net tax contingency reserves.

Our income tax benefit in 2009 of $1.4 million was primarily impacted by the geographic source of our profits and an increase in accrued tax contingency reserves.

Discontinued Operations

Discontinued operations for the year ended December 31, 2010, includes expenses and reserves we recorded for indemnification claims related to the Software business which was disposed of in 2008 (see Note 5 to the Consolidated Financial Statements) and the results of our Norpak subsidiary which was disposed of in September 2010.

Discontinued operations for the year ended December 31, 2009, is primarily income tax expense arising from the sale of TVG Network, TV Guide Network and TV Guide Online.

Comparison of Years Ended December 31, 2009 and 2008 from continuing operations

The following tables present our 2009 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2009	2008	Change $	Change %
Revenues:
Service providers	$230,727	$131,763	98,964	75%
CE manufacturers	199,905	148,962	50,943	34%
Other	49,818	46,715	3,103	7%

Total revenues	480,450	327,440	153,010	47%

Costs and expenses:
Cost of revenues	65,258	44,304	20,954	47%
Research and development	91,984	65,911	26,073	40%
Selling, general and administrative	132,939	114,563	18,376	16%
Depreciation	18,368	13,797	4,571	33%
Amortization of intangible assets	81,934	59,139	22,795	39%
Restructuring and asset impairment charges	53,619	—	53,619	NM

Total operating expenses	444,102	297,714	146,388	49%

Operating income from continuing operations	36,348	29,726	6,622	22%
Interest expense	(52,028)	(54,834)	2,806	-5%
Interest income and other, net	4,558	11,242	(6,684)	-59%
Loss on debt redemption	(8,687)	—	(8,687)	NM
Gain on sale of strategic investment	—	5,238	(5,238)	-100%

Loss from continuing operations before taxes	(19,809)	(8,628)	(11,181)	130%
Income tax benefit	(1,421)	(23,409)	21,988	-94%

(Loss) income from continuing operations, net of tax	(18,388)	14,781	(33,169)	-224%
Loss from discontinued operations, net of tax	(34,563)	(128,841)	94,278	-73%

Net loss	$(52,951)	$(114,060)	61,109	-54%

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

For the year ended December 31, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $9.4 million each, and increased diluted EPS by $0.09, as compared to application of the previous guidance.

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

We also generate advertising revenue through our IPGs. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions. Revenue shares with service providers and CE manufacturers are recorded as a reduction in IPG license fees.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We specifically analyze accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation), and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. We review our trade receivables by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, we provide reserves based on historical bad debt loss experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Equity-Based Compensation

We determine the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option pricing model which uses a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock by using a combination of historical volatility and implied volatility in market traded options.

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

Classification and Fair Value Measurement of Auction Rate Securities

We hold investments in auction rate securities having contractual maturities of greater than one year and interest rate reset features of between 7 and 35 days. These auction rate securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. As a result of adverse conditions in the financial markets, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of the net assets of an acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. From time to time, we enter into transactions in which the tax consequences may be subject to uncertainty. In determining our tax provision for financial reporting purposes, we establish reserves for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amount provided for income taxes in our consolidated financial statements.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations. Our continuing operating activities provided net cash of $316.3 million and $157.3 million in the years ended December 31, 2010 and 2009, respectively. Cash from operating activities increased from the prior year primarily due to a $128.5 million tax refund for carryback claims (see Note 14 to the Consolidated Financial Statements) and increased sales compared to the same period in the prior year. The availability of cash generated by operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors”.

Net cash used in investing activities from continuing operations was $341.6 million versus net cash provided of $214.8 million in the prior year. During the year ended December 31, 2010, we made $359.5 million in net marketable securities purchases, made $15.4 million in capital expenditures and acquired a business which had developed a recommendation engine for cross-platform multimedia companies for approximately $5.9 million (see Note 4 to the Consolidated Financial Statements). These uses of cash were partially offset by $36.8 million being released from escrow related to the sale of one of the Media Properties. Included in 2009 investing activities were $266.2 million in cash received from the sale of the Media Properties, partially offset by $36.8 million of proceeds being classified as restricted cash, $19.7 million in capital expenditures and $24.0 million used to acquire Muze and a music metadata distribution business in the Asia Pacific region. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $15.0 million and $20.0 million in 2011.

Net cash provided by financing activities from continuing operations was $62.2 million versus net cash used of $407.5 million in the prior year. In 2010, we issued $460 million in convertible debt ($446.5 million, net of issuance costs) and paid $207.2 million to pay off and retire our term loan. In addition, we repurchased $105.0 million in par value of our 2011 Convertible Notes for $160.1 million and repurchased $109.9 million of our common stock. We received $84.8 million in cash from the exercise of employee stock options and the purchase of shares through our employee stock purchase plan. Net cash used in 2009, was primarily due to payments made on our debt.

As discussed in Note 7 of the Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes (the “2040 Convertible Notes”) due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share).

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

In connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in February 2015. In addition, we also entered into interest rate swaps with a notional amount of $185 million under which we pay a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in August 2011. We entered into these swaps as we believed interest rates would increase in the future at a slower pace than the market then anticipated, thus allowing us to reduce our overall interest expense related to our convertible debt. We also purchased interest rate caps for $4.0 million with notional amounts that range from $270 million to $200 million from 2012 to 2015. We will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015. In November 2010, after future interest rate expectations decreased, we entered into additional swaps with a notional amount of $460.0 million under which we pay a fixed rate which gradually increases from 0.203% for the six month settlement period ending in February 2011, to 2.619% for the six month settlement period ending in August 2015 and receive a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in August 2015. In November 2010, we also entered into additional swaps with a notional amount of $185.0 million under which we pay a fixed rate which increases from 1.783% for the settlement period ending in February 2011, to 1.875% for the six month settlement period ending in August 2011 and receive a floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears. These swaps expire in August 2011. As future interest rate expectations had declined since March 2010, we entered into these swaps to fix our future interest payments based on the forward LIBOR rates in effect in November 2010 (See Note 9 to the Consolidated Financial Statements).

In August 2006, our wholly-owned subsidiary, Rovi Solutions, issued the 2011 Convertible Notes which may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). As of December 31, 2010, $134.7 million par value of the 2011 Convertible Notes remain outstanding.

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

In December 2010, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. This $400.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. Additionally, in December 2010, our Board of Directors authorized the repurchase of up to $200 million of our convertible notes. This $200.0 million authorization includes any amounts which were outstanding under previously authorized convertible note repurchase programs. As of December 31, 2010, we have not repurchased any of our common stock under the $400.0 million repurchase program. In December 2010, we repurchased $5.6 million (par value $2.7 million) of our 2011 Convertible Notes under the $200.0 million convertible note repurchase program.

In January 2011, we repurchased an additional $113.9 million (par value $50.6 million) of our 2011 Convertible Notes. On February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed an additional $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan. Both term loans are guaranteed by us, our domestic subsidiaries (other than the two co-borrowers) and Index Systems Inc. and are secured by substantially all of our, the subsidiary guarantors and the co-borrowers’ assets. The 5-year term loan requires annual amortization payments and matures on February 7, 2016 and the 7-year term loan requires quarterly amortization payments and matures on February 7, 2018. The $450 million term loan bears interest, at our election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum. The $300 million term loan bears interest, at our election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0%.

On December 22, 2010, we signed a definitive agreement to acquire Sonic Solutions in a stock and cash transaction. The acquisition is structured as an exchange offer for all of the outstanding shares of Sonic common stock, to be followed by a merger. Each Sonic shareholder who participates in the offer may elect to receive consideration in the form of $14.00 per share in cash or a fraction of a share of our common stock equal to 0.2489, in each case, subject to adjustment for stock splits, stock dividends and similar events. The aggregate amount of cash and of Rovi common stock available to be paid and issued in the offer will be determined on a 55/45 basis (with shares of Rovi common stock being valued at $56.24 for purposes of such calculation) such that if the holders of more than 55% of the shares of Sonic common stock tendered in the offer elect to receive more than the amount of cash available, or if the holders of more than 45% of the shares of Sonic common stock tendered in the offer elect to receive more than the amount of Rovi common stock available, Sonic shareholders will receive on a pro rata basis the other kind of consideration. The merger is expected to close in the first quarter of 2011 and the cash portion of the consideration is currently estimated at approximately $400 million (See Note 18 to the Consolidated Financial Statements).

We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Contractual Obligations

The following table summarizes Rovi’s contractual obligations at December 31, 2010 (in thousands):

	Payments due by period
Contractual Obligations (3)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations (1)	$594,675	$134,675	$—	$460,000	$—
Interest expense associated with long-term debt obligations	57,873	15,610	24,150	18,113	—
Contractual obligations	24,915	11,125	11,282	2,508	—
Operating lease obligations (2)	77,783	18,154	26,231	20,023	13,375

	$755,246	$179,564	$61,663	$500,644	$13,375

(1)	Includes current portion as well. The Convertible Notes may be converted by the note holders prior to their maturity under certain circumstances. See above for additional details.
(2)	Operating leases in the above table have been included on a gross basis. The Company has agreements to receive approximately $20.6 million under operating subleases.
(3)	We are unable to reliably estimate the timing of future payments related to uncertain tax positions, therefore, $56.6 million of income taxes payable has been excluded from the table above.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $650.5 million as of December 31, 2010. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At December 31, 2010, the fair value of our auction rate securities portfolio totaled approximately $15.0 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.

We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.7 million decrease in the fair value of our fixed income available-for-sale securities as of December 31, 2010.

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

Indebtedness. We have two debt instruments outstanding: the 2040 Convertible Notes with a par value of $460 million and the 2011 Convertible Notes with a par value of $134.7 million. In February 2011 two of our subsidiaries jointly borrowed an additional $750 million under a senior secured credit facility. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.

The terms of these debt instruments are more fully described in Note 7 and Note 18 to the Consolidated Financial Statements.

Interest Rate Swaps and Caps. In connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD—LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in February 2015. In addition, we also entered into interest rate swaps with a notional amount of $185.0 million under which we pay a weighted average floating rate of 6 month USD—LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in August 2011. In November 2010, we entered into additional swaps with a notional amount of $460.0 million under which we pay a fixed rate which gradually increases from 0.203% for the six month settlement period ending in February 2011, to 2.619% for the six month settlement period ending in August 2015 and receive a floating rate of 6 month USD—LIBOR minus 0.342%, set in arrears. These swaps expire in August 2015. In November 2010, we also entered into additional swaps with a notional amount of $185.0 million under which we pay a fixed rate which increases from 1.783% for the settlement period ending in February 2011, to 1.875% for the six month settlement period ending in August 2011 and receive a floating rate of 6 month USD—LIBOR plus 1.241%, set in arrears. These swaps expire in August 2011.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2010. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Rovi maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rovi Corporation and subsidiaries

We have audited Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rovi Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rovi Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of Rovi Corporation and subsidiaries and our report dated February 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 15, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stochholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2010. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.

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

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

All schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

3.	Exhibits

Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.01	Agreement and Plan of Merger dated November 5, 2007 by and among Macrovision Corporation, Aspen Acquisition Corp., All Media Guide Holdings, Inc., Digital On-Demand, Inc. (a Delaware corporation), and Digital On-Demand, Inc. (a California corporation) as Representative	8-K	11/9/07	10.1

2.02	Asset Purchase Agreement dated November 17, 2007 by and among Macrovision Corporation, Macrovision International Holding Limited Partnership and Cryptography Research, Inc.	8-K/A	12/18/07	10.1

2.03	Agreement and Plan of Mergers, dated as of December 6, 2007, among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub, Inc. and Gemstar-TV Guide International, Inc	8-K	5/5/08	2.1

2.04	Asset Purchase Agreement dated February 13, 2008 by and among Macrovision Corporation and Flexco Holding Company, Inc. (a Delaware corporation later renamed Flexera Software Inc.).	8-K	2/21/08	10.1

2.05	Asset Purchase Agreement dated October 10, 2008 by and among TV Guide Magazine Group, Inc., Sample Media, LLC, and, solely with respect to Sections 2.7, 6.2 and 6.3, Macrovision Solutions Corporation	8-K	10/14/08	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.06	Agreement and Plan of Merger and Reorganization dated as of December 22, 2010, among Rovi Corporation, Sparta AcquisitionSub, Inc. and Sonic Solutions	8-K	12/27/10	2.1

2.07	Form of Shareholder Agreement dated as of December 22, 2010, between Rovi Corporation and certain directors and executive officers of Sonic Solutions	8-K	12/27/10	2.2

3.01	Certificate of Incorporation of Rovi Corporation, as amended, on July 15, 2009	8-K	8/6/09	3.01

3.02	Bylaws of Macrovision Solutions Corporation	424B3	4/1/08	Annex G

4.01	Indenture, dated August 23, 2006 among Macrovision Corporation and The Bank of New York Trust Company, N.A.	8-K	8/23/06	4.1

4.02	Global Note representing the Macrovision Corporation 2.625% Convertible Senior Notes due 2011	8-K	8/23/06	4.2

4.03	Call Option Transaction Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.4

4.04	Warrant Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.5

4.05	Form of Common Stock Certificate	S-3	7/15/08	4.1

4.06	Indenture, dated as of March 17, 2010, by and between the Company and Bank of New York Mellon Trust Company, N.A. as trustee	8-K	3/18/10	4.1

4.07	Form of Note representing the Rovi Corporation 2.625% Convertible Senior Notes due 2040 (included in the Indenture referenced in Exhibit 4.07)	8-K	3/18/10	4.1

10.03	Registration Rights Agreement, dated August 23, 2006, among Macrovision Corporation, J.P. Morgan Securities Inc. and Cowen and Company, LLC	8-K	8/23/06	10.1

10.04	Rovi Corporation 2008 Equity Incentive Plan**	S-8	7/23/08	10.01

10.05	Rovi Corporation 2008 Employee Stock Purchase Plan**	S-8	7/23/08	10.02

10.06	Rovi Corporation 2000 Equity Incentive Plan**	DEF14A	3/16/06	Annex A

10.07	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (U.S.) pursuant to 2008 Equity Incentive Plan	10-Q	11/6/08	10.04

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.08	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (Director grant form) pursuant to 2008 Equity Incentive Plan	10-Q	11/6/08	10.05

10.09	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (U.S.) pursuant to 2008 Equity Incentive Plan	10-Q	11/5/09	10.6

10.10	2010 Senior Executive Company Incentive Plan**	8-K	2/16/10	10.1

10.11	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39

10.12	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09

10.13	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10

10.14	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11

10.15	Form of Indemnification Agreement entered into by Rovi Corporation with each of its directors and executive officers	10-K	3/2/09	10.15

10.16	Executive Severance and Arbitration Agreement with Alfred J. Amoroso dated August 6, 2007**	8-K	8/7/07	10.1

10.17	Executive Severance and Arbitration Agreement with James Budge dated August 6, 2007**	10-Q	8/8/07	10.06

10.18	Form of Executive Severance and Arbitration Agreement**	10-Q	8/8/07	10.05

10.19	Executive Severance and Arbitration Agreement with Thomas Carson dated December 21, 2009**	8-K	12/24/09	10.01

10.20	Charter of the Audit Committee of the Board of Directors				X

14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01

21.01	List of subsidiaries				X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

32.01	Section 1350 Certification				X

32.02	Section 1350 Certification				X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of February, 2011.

ROVI CORPORATION

By:	/S/ ALFRED J. AMOROSO
Alfred J. Amoroso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/S/ ALFRED J. AMOROSO Alfred J. Amoroso	President, Chief Executive Officer and Director	February 15, 2011

Principal Financial Officer:

/S/ JAMES BUDGE James Budge	Chief Financial Officer	February 15, 2011

Principal Accounting Officer:

/S/ PETER C. HALT Peter C. Halt	Chief Accounting Officer	February 15, 2011

Additional Directors:

/S/ ANDREW K. LUDWICK Andrew K. Ludwick	Chairman of the Board of Directors	February 15, 2011

/S/ ALAN L. EARHART Alan L. Earhart	Director	February 15, 2011

/S/ JAMES E. MEYER James E. Meyer	Director	February 15, 2011

/S/ JAMES P. O’SHAUGHNESSY James P. O’Shaughnessy	Director	February 15, 2011

/S/ RUTHANN QUINDLEN Ruthann Quindlen	Director	February 15, 2011

ROVI CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Rovi Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rovi Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, in 2010 the Company changed its method of accounting for multiple element arrangements affecting revenue recognition as required by Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 15, 2011

ROVI CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$200,195	$165,410
Short-term investments	295,120	107,362
Restricted cash	—	36,838
Trade accounts receivable, net	78,672	71,875
Taxes receivable	6,811	6,363
Deferred tax assets, net	15,403	7,844
Prepaid expenses and other current assets	12,639	10,661

Total current assets	608,840	406,353
Long-term marketable securities	200,852	26,674
Property and equipment, net	39,205	43,124
Finite-lived intangible assets, net	702,385	779,371
Long-term deferred tax assets, net	—	13,691
Other assets	48,785	27,861
Goodwill	857,216	854,065

Total assets	$2,457,283	$2,151,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,512	$81,369
Deferred revenue	15,577	16,536
Current portion of long-term debt	130,816	18,486

Total current liabilities	220,905	116,391
Taxes payable, less current portion	56,566	80,675
Long-term debt, less current portion	378,083	411,551
Deferred revenue, less current portion	3,995	4,919
Long-term deferred tax liabilities, net	26,249	—
Other non current liabilities	19,293	17,334

Total liabilities	705,091	630,870

Commitments and contingencies (Note 16)
Redeemable equity component of convertible debt	3,859	—
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 111,315,257 shares issued and 106,081,282 outstanding as of December 31, 2010, and 105,720,821 shares issued and 103,457,846 outstanding as of December 31, 2009, at par	112	106
Treasury stock, 5,233,975 shares at December 31, 2010 and 2,262,975 shares at December 31, 2009, at cost	(134,931)	(25,068)
Additional paid-in capital	1,781,986	1,657,888
Accumulated other comprehensive loss	(1,139)	(2,078)
Retained earnings (deficit)	102,305	(110,579)

Total stockholders’ equity	1,748,333	1,520,269

Total liabilities and stockholders’ equity	$2,457,283	$2,151,139

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues	$541,490	$480,450	$327,440
Costs and expenses:
Cost of revenues	99,129	65,258	44,304
Research and development	95,687	91,984	65,911
Selling, general and administrative	142,197	132,939	114,563
Depreciation	18,758	18,368	13,797
Amortization of intangible assets	80,395	81,934	59,139
Restructuring and asset impairment charges	—	53,619	—

Total costs and expenses	436,166	444,102	297,714

Operating income from continuing operations	105,324	36,348	29,726
Interest expense	(42,935)	(52,028)	(54,834)
Interest income and other, net	1,770	4,558	11,242
Gain on interest rate swaps and caps, net	34,197	—	—
Loss on debt redemption	(16,806)	(8,687)	—
Gain on sale of strategic investments	5,895	—	5,238

Income (loss) from continuing operations before income taxes	87,445	(19,809)	(8,628)
Income tax benefit	(139,213)	(1,421)	(23,409)

Income (loss) from continuing operations, net of tax	226,658	(18,388)	14,781
Discontinued operations, net of tax	(13,774)	(34,563)	(128,841)

Net income (loss)	$212,884	$(52,951)	$(114,060)

Basic earnings per common share:
Basic income (loss) per share from continuing operations	$2.20	$(0.18)	$0.17
Basic loss per share from discontinued operations	$(0.14)	$(0.34)	$(1.49)

Basic net earnings per share	$2.06	$(0.52)	$(1.32)

Shares used in computing basic net earnings per share	102,658	100,860	85,334

Diluted earnings per common share:
Diluted income (loss) per share from continuing operations	$2.07	$(0.18)	$0.17
Diluted loss per share from discontinued operations	$(0.13)	$(0.34)	$(1.49)

Diluted net earnings per share	$1.94	$(0.52)	$(1.32)

Shares used in computing diluted net earnings per share	109,175	100,860	85,357

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2007	61,247,443	$61	(7,434,519)	$(138,448)	$507,831	$12,407	$194,880	$576,731
Comprehensive income (loss):
Net income (loss)							(114,060)	(114,060)
Foreign currency translation adjustment, net of tax						(11,440)		(11,440)
Unrealized losses in investments, net of tax						(5,846)		(5,846)

Total comprehensive income (loss)								(131,346)
Issuance of common stock upon exercise of options	223,987				3,138			3,138
Issuance of common stock under employee stock purchase plan	347,866				4,825			4,825
Issuance of restricted stock, net	(63,104)							—
Equity-based compensation					15,500			15,500
Issuance of common stock in connection with the Gemstar acquisition	48,650,873	49			1,072,427			1,072,476
Cancellation of treasury stock	(7,434,519)	(7)	7,434,519	138,448	7		(138,448)	—
Excess tax benefit associated with stock plans					(1,061)			(1,061)
Stock repurchase			(2,262,975)	(25,068)				(25,068)

Balances as of December 31, 2008	102,972,546	$103	(2,262,975)	$(25,068)	$1,602,667	$(4,879)	$(57,628)	$1,515,195
Comprehensive income (loss):
Net income (loss)							(52,951)	(52,951)
Foreign currency translation adjustment, net of tax						1,905		1,905
Unrealized losses in investments, net of tax						896		896

Total comprehensive income (loss)								(50,150)
Issuance of common stock upon exercise of options	1,563,001	2			27,485			27,487
Issuance of common stock under employee stock purchase plan	483,838				5,346			5,346
Issuance of restricted stock, net	701,436	1			(1)			—
Equity-based compensation					22,391			22,391

Balances as of December 31, 2009	105,720,821	$106	(2,262,975)	$(25,068)	$1,657,888	$(2,078)	$(110,579)	$1,520,269
Comprehensive income (loss):
Net income (loss)							212,884	212,884
Foreign currency translation adjustment, net of tax						1,144		1,144
Unrealized losses in investments, net of tax						(205)		(205)

Total comprehensive income (loss)								213,823
Issuance of common stock upon exercise of options	4,042,549	4			73,873			73,877
Issuance of common stock under employee stock purchase plan	907,608	1			10,922			10,923
Issuance of restricted stock, net	639,615	1			(1)			—
Equity-based compensation					34,383			34,383
Conversion of convertible debt	4,664				237			237
Equity component of convertible debt, net of tax					56,947			56,947
Convertible debt repurchase					(56,721)			(56,721)
Reclass redeemable equity component of convertible debt					(3,859)			(3,859)
Repurchase of warrant and sale of call option, net					5,834			5,834
Excess tax benefit associated with stock plans					2,483			2,483
Stock repurchase			(2,971,000)	(109,863)				(109,863)

Balances as of December 31, 2010	111,315,257	$112	(5,233,975)	$(134,931)	$1,781,986	$(1,139)	$102,305	$1,748,333

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$212,884	$(52,951)	$(114,060)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss from discontinued operations, net of tax	13,774	34,563	128,841
Change in fair value of interest rate swaps and caps, net of premium	(33,160)	—	—
Depreciation	18,758	18,368	13,797
Amortization of intangible assets	80,395	81,934	59,139
Amortization of note issuance costs and convertible note discount	26,099	20,782	14,161
Equity-based compensation	34,298	22,289	13,610
Restructuring and asset impairment charge	—	48,872	—
Loss on debt redemption	16,494	5,633	—
Deferred taxes	(2,677)	(20,530)	(27,035)
Gain on sale of strategic investments	(5,895)	—	(5,238)
Loss on sale of R&D joint venture	990	—	—
Other, net	1,082	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(7,057)	12,364	(10,487)
Deferred revenue	(1,913)	1,663	13,342
Prepaid expenses, other current assets and other assets	(6,843)	2,444	16,622
Income taxes	(17,455)	(17,440)	(12,056)
Accounts payable, accrued expenses, and other long-term liabilities	(13,454)	(705)	(36,651)

Net cash provided by operating activities of continuing operations	316,320	157,286	53,985
Net cash (used in) provided by operating activities of discontinued operations	(2,383)	1,130	14,089

Net cash provided by operating activities	313,937	158,416	68,074

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(628,966)	(84,354)	(112,741)
Sales or maturities of long and short term marketable investments	269,457	113,571	254,463
Payments for acquisitions, net of cash acquired	(5,922)	(23,970)	(911,164)
Proceeds from dispositions of businesses, net of costs to sell	—	266,205	195,860
Loan made in conjunction with TV Guide Magazine Sale	—	—	(7,403)
Purchases of property and equipment	(15,431)	(19,745)	(10,324)
Other investing, net	2,404	(110)	(1,023)
Change in restricted cash	36,838	(36,838)	—

Net cash (used in) provided by investing activities of continuing operations	(341,620)	214,759	(592,332)
Net cash used in investing activities of discontinued operations	(5)	(30)	(1,633)

Net cash (used in) provided by investing activities	(341,625)	214,729	(593,965)

Cash flows from financing activities:
Purchase of treasury stock	(109,863)	—	(25,068)
Debt repayments	(367,576)	(440,344)	(4,299)
Sale of convertible bond call option and repurchase of warrant, net	5,834	—	—
Proceeds from issuance of debt, net of issuance costs	446,517	—	615,353
Excess tax benefit on stock option exercises	2,483	—	—
Proceeds from exercise of options and employee stock purchase plan	84,800	32,833	7,963

Net cash provided by (used in) financing activities of continuing operations	62,195	(407,511)	593,949
Net cash used in financing activities of discontinued operations	—	(114)	(442)

Net cash provided by (used in) financing activities	62,195	(407,625)	593,507
Effect of exchange rate changes on cash	278	702	(2,498)

Net increase (decrease) in cash and cash equivalents	34,785	(33,778)	65,118
Cash and cash equivalents at beginning of year	165,410	199,188	134,070

Cash and cash equivalents at end of year	$200,195	$165,410	$199,188

Supplemental disclosures:
Income taxes paid	$15,128	$36,996	$14,373

Income tax refunds received	$134,132	$64	$7,609

Interest paid	$13,251	$37,179	$34,188

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

Notes to Consolidated Financial Statements

(1) Basis of Presentation

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

Rovi Corporation and its subsidiaries’ (collectively “Rovi” or the “Company”) offerings include interactive program guides (“IPGs”), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets.

On December 22, 2010, the Company signed a definitive agreement to acquire Sonic Solutions (“Sonic”) in a stock and cash transaction. The acquisition is structured as an exchange offer for all of the outstanding shares of Sonic common stock, to be followed by a merger. Each Sonic shareholder who participates in the offer may elect to receive consideration in the form of $14.00 per share in cash or a fraction of a share of Rovi common stock equal to 0.2489, in each case, subject to adjustment for stock splits, stock dividends and similar events. The aggregate amount of cash and of Rovi common stock available to be paid and issued in the offer will be determined on a 55/45 basis (with shares of Rovi common stock being valued at $56.24 for purposes of such calculation) such that if the holders of more than 55% of the shares of Sonic common stock tendered in the offer elect to receive more than the amount of cash available, or if the holders of more than 45% of the shares of Sonic common stock tendered in the offer elect to receive more than the amount of Rovi common stock available, Sonic shareholders will receive on a pro rata basis the other kind of consideration. The merger is expected to close in the first quarter of 2011 (See Note 18).

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rovi Corporation and its wholly and majority owned subsidiaries after elimination of intercompany accounts and transactions.

On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation (“Norpak”), which manufactured equipment for embedding data in a television signal. On April 1, 2008, the Company sold its software and games businesses (referred to as “Software” and “Games”, respectively). On November 17, 2008, the Company sold its RightCommerce (also known as “eMeta”) business and on December 1, 2008, the Company sold its TV Guide Magazine business. On January 27, 2009, the Company sold its TVG Network business and on February 28, 2009, the Company sold its TV Guide Network and TV Guide Online businesses. Together TV Guide Magazine, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”. The results of operations and cash flows of Software, Games, eMeta, Norpak and the Media Properties have been classified as discontinued operations for all periods presented (See Note 5).

On February 26, 2010, the Company sold its 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks. Guideworks was a research and development joint venture with Comcast that developed interactive program guide solutions, which are distributed by the Company under the i-Guide brand. Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks. The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with Accounting Standards Codification (“ASC”) 730-20, Research and Development Arrangements. Included in research and development expenses for the years ended December 31, 2010, 2009 and 2008 are $1.7 million, $11.7 million and $8.8 million, respectively, in expenses related to Guideworks.

Reclassifications

Certain financial statement items for prior periods have been reclassified to conform to the 2010 presentation.

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

(2) Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investments

The Company considers investments with original maturities from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. All marketable securities with maturities over one year or those for which the Company’s intent is to retain for more than twelve months are classified as long-term marketable investment securities.

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income, as a separate component of stockholders’ equity. Trading securities are carried at fair value, with changes in fair value reported as part of interest and other income, net in the Consolidated Statements of Operations.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported in interest income and other, net as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale and trading are included in interest income and other, net.

In December 2008, the Company entered into an agreement (the “Agreement”) with UBS AG which provides (1) the Company the right (“Put Option”) to sell certain auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase certain auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. The Company elected to measure the Put Option under the fair value option and recorded income of approximately $10.4 million pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment loss of approximately $10.4 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no material impact to the Consolidated Statement of Operations for the year ended December 31, 2008. As of December 31, 2010, UBS AG has repurchased all of the Company’s auction rate securities which were covered by the Put Option. The Company’s auction rate securities which were not purchased from UBS AG continue to be classified as available-for-sale securities.

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

Deferred Revenue

Deferred revenue represents cash amounts received from customers under certain license agreements for which the revenue earnings process has not been completed.

Comprehensive Income

Comprehensive income includes net income (loss), foreign currency translation adjustments and unrealized gains and losses, net of related taxes, on marketable investment securities that have been excluded from the determination of net income (loss). The Company has reported the components of comprehensive income on its consolidated statements of stockholders’ equity. The change in unrealized gains and losses on investments during the year ended December 31, 2008 includes the reduction of $3.2 million, net of taxes, of unrealized gains which became realized gains when the Company sold its investment in Digimarc Corporation during the first quarter of 2008 (See Note 8). Foreign currency translation adjustments during the year ended December 31, 2008 includes a reduction of $5.0 million arising from the sale of the Software business.

Revenue Recognition

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

For the year ended December 31, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $9.4 million each, and diluted EPS by $0.09, as compared to application of the previous guidance.

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

The Company also generates advertising revenue through its IPGs. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions. Revenue shares with service providers and CE manufacturers are recorded as a reduction in license fees.

The Company’s ACP technology licensing agreements often provide for the payment of a per-unit royalty fee for the shipment of DVDs and the shipment of digital set-top boxes that incorporate its technology. The Company relies on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. The Company has established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis. Licensees generally report activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. The Company has also entered into agreements with certain entertainment studios for which they have the right to ship an unlimited number of DVDs that utilize its ACP technology over a specified term for a flat fee. The Company records the revenue associated with these arrangements on a straight-line basis over the specified term. In addition, the Company enters into agreements with CE manufacturers in which they pay the Company a one-time fee for a perpetual license to its ACP technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.

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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits.

Taxes Collected from Customers

The Company applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

Foreign Currency Translation

The translation of the accounts of Company subsidiaries with a foreign currency other than the United States Dollar is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate for the respective periods. Adjustments resulting from such translation are included in comprehensive income. Gains or losses resulting from foreign currency transactions included in the consolidated statements of operations were not material in any of the periods presented.

Business and Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, interest rate swaps and caps and trade accounts receivable. The Company places its cash and cash equivalents, marketable securities and money market funds with various high credit quality institutions.

The Company performs ongoing credit evaluations of its customers as necessary. As a percentage of net revenues from continuing operations, the Company did not have any customers that were equal to or greater than 10% of net revenue for the year ended December 31, 2010 or 2008. In 2009, the Company generated revenue from one customer which exceeded 10% of its net revenue from continuing operations. As of December 31, 2010 and 2009, the Company did not have any customers whose receivable exceeded 10% of its net trade accounts receivable.

Earnings Per Share

ASC 260 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method. The Company’s non-vested restricted stock awards granted prior to June 30, 2009, qualify as participating securities.

Basic net EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of loss from continuing operations, for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and non-participating restricted stock using the treasury stock method.

The calculation of earnings per common share and diluted earnings per common share is presented below (in thousands, except per share data):

	December 31,
	2010	2009	2008
Basic income (loss) per common share
Income (loss) from continuing operations	$226,658	$(18,388)	$14,781
Income allocated to participating securities	(1,125)	—	(167)

Income (loss) allocated to common shareholders from continuing operations	$225,533	$(18,388)	$14,614

Discontinued operations	$(13,774)	$(34,563)	$(128,841)
Loss allocated to participating securities	68	—	1,457

Discontinued operations allocated to common shareholders	$(13,706)	$(34,563)	$(127,384)

Net income (loss)	$212,884	$(52,951)	$(114,060)
(Income) Loss allocated to participating securities	(1,057)	—	1,290

Net income (loss) allocated to common shareholders	$211,827	$(52,951)	$(112,770)

Weighted average basic common shares outstanding	102,658	100,860	85,334

Income (loss) per common share from continuing operations	$2.20	$(0.18)	$0.17
Loss per common share from discontinued operations	(0.14)	(0.34)	(1.49)

Net earnings per common share	$2.06	$(0.52)	$(1.32)

Diluted income (loss) per common share
Income (loss) from continuing operations	$226,658	$(18,388)	$14,781
Income allocated to participating securities	(1,058)	—	(167)

Income (loss) allocated to common shareholders from continuing operations	$225,600	$(18,388)	$14,614

Discontinued operations	$(13,774)	$(34,563)	$(128,841)
Loss allocated to participating securities	64	—	1,457

Discontinued operations allocated to common shareholders	$(13,710)	$(34,563)	$(127,384)

Net income (loss)	$212,884	$(52,951)	$(114,060)
(Income ) loss allocated to participating securities	(994)	—	1,290

Net income (loss) allocated to common shareholders	$211,890	$(52,951)	$(112,770)

Weighted average basic common shares outstanding	102,658	100,860	85,334
Dilutive potential common shares	6,517	—	23

Weighted average diluted common shares outstanding	109,175	100,860	85,357

Income (loss) per common share from continuing operations	$2.07	$(0.18)	$0.17
Loss per common share from discontinued operations	(0.13)	(0.34)	(1.49)

Net earnings per common share	$1.94	$(0.52)	$(1.32)

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	December 31,
	2010	2009	2008
	(In thousands)
Stock options	1,219	7,933	6,332
Restricted stock	213	188	—
Warrants (1)	—	7,955	7,955
Convertible senior notes (1)	9,713	8,486	8,486

Total weighted average potential common shares excluded from diluted net earnings per share	11,145	24,562	22,773

(1)	See Note 7 for additional details.

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

Research and Development

Expenditures for research and development are expensed as incurred. The Company had no capitalized research and development costs as of December 31, 2010, 2009 or 2008.

Advertising Expenses

The Company expenses all advertising costs as incurred and for its continuing operations classifies these costs under selling, general and administrative expense.

(3) Financial Statement Details

Property and Equipment, Net (in thousands):

	December 31,
	2010	2009
Computer software and equipment	$86,670	$76,336
Leasehold improvements	18,123	15,365
Furniture and fixtures	5,602	5,534

	110,395	97,235
Less accumulated depreciation and amortization	(71,190)	(54,111)

Property and equipment, net	$39,205	$43,124

Depreciation expense for our continuing operations for the years ended December 31, 2010, 2009 and 2008 were $18.8 million, $18.4 million, and $13.8 million, respectively.

Accounts payable and Accrued Expenses (in thousands):

	December 31,
	2010	2009
Accounts payable	$3,462	$2,576
Accrued compensation	30,149	32,914
Interest payable	5,854	2,397
Other accrued liabilities	35,047	43,482

Accounts payable and accrued expenses	$74,512	$81,369

Interest Income and Other, Net (in thousands):

	Year ended December 31,
	2010	2009	2008
Interest income	$2,698	$3,232	$10,206
Foreign currency (loss) gains	(640)	972	1,002
Other (expense) income	(288)	354	34

Interest income and other, net	$1,770	$4,558	$11,242

Allowance for Doubtful Accounts (in thousands):

Continuing Operations

	Balance at Beginning of Period	Additions	Deductions	Other	Balance at End of Period
2010	$3,127	$(545)	$441	$—	$2,141
2009	$2,879	$687	$439	$—	$3,127
2008	$447	$2,125	$199	$506	$2,879

(4) Acquisitions

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented below (in millions, except per share amounts) assumes the acquisition of Gemstar had occurred on January 1, 2008. The unaudited pro forma financial information does not include the results of Software, Games, eMeta, Norpak and the Media Properties as these businesses have been classified as discontinued operations and does not reflect the 2010 and 2009 acquisitions as these acquisitions were immaterial. The unaudited pro forma financial information assumes $275 million of net proceeds from the sale of the Media Properties was used to reduce the amount of debt outstanding as of January 1, 2008. The unaudited pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The unaudited pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

Year Ended December 31, 2008 (1)
Net revenue	$428.0
Operating income	$71.0
Income from continuing operations	$45.4
Basic and diluted earnings per share from continuing operations	$0.44

(1)	The year ended December 31, 2008, includes a $32.5 million pre-tax benefit from a Gemstar insurance settlement.

(5) Discontinued Operations and Assets Held for Sale

On September 17, 2010, the Company sold its Norpak subsidiary for $11.8 million. The sales price was paid entirely out of cash on Norpak’s balance sheet. In connection with the sale, the Company recorded a $1.6 million loss on disposal.

In 2010, the Company recorded $11.7 million in expenses related to indemnification for IP infringement claims relating to the Company’s Software business which was sold in 2008.

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

All Discontinued Operations

The results of operations of the Company’s discontinued operations consist of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenue:
Software	$—	$—	$27,503
Games	—	—	1,633
eMeta	—	—	6,222
TV Guide Magazine	—	—	70,072
TV Guide Network / TV Guide Online	—	20,319	85,656
TVG Network	—	2,616	38,145
Norpak	2,600	3,461	2,605

Pre-tax (loss) income
Software	$(11,732)	$—	$(7,187)
Games	—	—	(2,551)
eMeta (1)	—	—	(11,630)
TV Guide Magazine	—	—	(13,422)
TV Guide Network / TV Guide Online (2)	—	1,825	(126,610)
TVG Network (3)	—	(694)	(67,859)
Norpak	(617)	(317)	942
Pre-tax (loss) gain on disposal of business units	(1,632)	(3,661)	153,273
Income tax benefit (expense)	207	(31,716)	(53,797)

Loss from discontinued operations, net of tax	$(13,774)	$(34,563)	$(128,841)

(1)	eMeta pre-tax loss in 2008 included $6.7 million in goodwill and intangible asset impairment charges.
(2)	TV Guide Network / TV Guide Online pre-tax loss in 2008 included $138.3 million in goodwill and intangible asset impairment charges.
(3)	TVG Network pre-tax loss in 2008 included $70.0 million in goodwill and intangible asset impairment charges.

(6) Goodwill and Other Intangible Assets

The Company assesses its goodwill for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determines the fair value of its reporting unit using a discounted cash flow approach and / or a market approach and compares it to the carrying amount of the reporting unit at the date of the impairment analysis. After the disposition of the Media Properties, the Company only has one reporting unit and therefore the Company’s publicly traded equity is a key input in determining the fair value of this reporting unit. When the Company conducted its impairment analysis in 2010, its fair value exceeded its GAAP equity by approximately $3.6 billion. A significant decline in the value of the Company’s publicly traded equity and /or a significant decrease in the Company’s future business prospects could require the Company to record a goodwill and / or intangible asset impairment charge in the future. The Company did not record any goodwill impairment charges to its continuing operations for any of the periods presented. See Note 5 regarding impairment charges for discontinued operations.

Goodwill information is as follows for continuing operations (in thousands):

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation	Balance at End of Period
2010	$854,065	$2,853	$298	$857,216
2009	$828,185	$22,256	$3,624	$854,065

During the second quarter of 2009, the Company completed extensive consumer research regarding its brands. This consumer research indicated that the brands acquired by the Company did not represent the future vision of the Company and did not carry a positive connotation in the market. The Company determined these results to be an indicator of potential impairment of its trademark intangible assets. The Company determined the fair value of its trademark intangible assets using the relief-from-royalty method. The relief-from-royalty method uses Level 3 inputs to estimate the after-tax savings enjoyed by owning the assets as opposed to paying a third party for its use. The Company determined the fair value of its trademark and intangible assets to be $8.3 million and recorded a $43.1 million impairment charge during the second quarter of 2009. This impairment charge is included in restructuring and asset impairment charges on the Consolidated Statements of Operations.

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Gross Costs	Accumulated Amortization	Net
Developed technology and patents	$828,923	$(197,540)	$631,383
Existing contracts and customer relationships	47,634	(15,737)	31,897
Content databases	51,674	(15,849)	35,825
Trademarks / Tradenames	8,300	(5,020)	3,280

	$936,531	$(234,146)	$702,385

	December 31, 2009
	Gross Costs	Accumulated Amortization	Net
Developed technology and patents	$827,838	$(131,201)	$696,637
Existing contracts and customer relationships	46,577	(11,323)	35,254
Content database	50,973	(10,086)	40,887
Trademarks / Tradenames	8,300	(1,707)	6,593

	$933,688	$(154,317)	$779,371

The following table summarizes the Company’s estimated amortization expense through the year 2015 and thereafter (in thousands):

Year ending December 31,	Amortization Expense
2011	$77,439
2012	73,530
2013	71,475
2014	70,624
2015	66,239
Thereafter	343,078

Total amortization expense	$702,385

(7) Debt

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

As of December 31, 2010, the principal amount of the Company’s 2040 Convertible Notes was $460 million, the unamortized discount on the 2040 Convertible Notes was $81.9 million and the carrying amount was $378.1 million. During the year ended December 31, 2010, the Company recorded $12.9 million, of interest expense for the 2040 Convertible Notes related to the amortization of the discount.

Convertible Senior Notes Due 2011

In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par. In connection with the Gemstar acquisition, the Company entered into a supplemental indenture with respect to the 2011 Convertible Notes whereby the 2011 Convertible Notes became convertible into shares of the Company’s common stock. The 2011 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). During 2010, the Company repurchased a total of $105.0 million in par value of the 2011 Convertible Notes for $160.1 million. In addition, during 2010 noteholders also elected to convert 2011 Convertible Notes with a par value of $0.3 million. The Company allocated $99.9 million of the purchase price and conversion value to the liability component and the remaining $56.7 million to the equity component of the 2011 Convertible Notes. In connection with the repurchases and conversions, the Company recorded a $4.5 million loss on debt redemption during the year ended December 31, 2010.

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

In accordance with ASC 470, the Company has separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. As of December 31, 2010, and December 31, 2009, the principal amount of the Company’s 2011 Convertible Notes was $134.7 million and $240.0 million, respectively. As of December 31, 2010 and December 31, 2009, the unamortized discount on the 2011 Convertible Notes was $3.9 million and $17.2 million, respectively, resulting in a carrying amount of $130.8 million and $222.8 million, respectively. During the year ended December 31, 2010 and 2009, the Company recorded $7.9 million and $9.4 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount. As of December 31, 2010, the 2011 Convertible Notes were eligible for conversion at the option of the note holders. The Company has therefore reclassified the $3.9 million unamortized discount to temporary equity and recorded the liability component as current on its Consolidated Balance Sheet.

Concurrently with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the 2011 Convertible Notes, of the Company’s common stock at a price of approximately $28.28 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to additional paid-in-capital. In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a portion of the convertible bond call option and in the process received $29.0 million. This payment has been recorded as an increase to additional paid-in-capital. As of December 31, 2010, the Company continues to have the option to purchase up to 5.4 million shares of its common stock under the terms described above.

In addition, concurrent with the issuance of 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants which have been recorded as an increase to additional paid-in-capital. In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a portion of the warrants for $23.2 million. These payments have been recorded as a decrease to additional paid-in-capital. As of December 31, 2010, warrants to purchase up to 5.4 million shares of the Company’s common stock under the terms described above remained outstanding.

Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company, entered into a $550 million five year senior secured term loan credit facility (“Term Loan”). As of December 31, 2009, the Term Loan balance was $207.2 million. During the first quarter of 2010, the Company paid off and retired the Term Loan. In connection with retiring the Term Loan, the Company recorded a $12.3 million loss on debt redemption, primarily due to writing off the remaining note issuance costs.

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

(8) Investments

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$45,700	$—	$—	$45,700
Cash Equivalents—Money markets	154,495	—	—	154,495

Total cash and cash equivalents	$200,195	$—	$—	$200,195

Available-for-sale investments:
Auction rate securities	$16,800	$—	$(1,801)	$14,999
Corporate debt securities	186,218	263	(191)	186,290
Foreign government obligations	11,792	10	(52)	11,750
U.S. Treasury/Agencies	283,073	166	(306)	282,933

Total available-for-sale investments	$497,883	$439	$(2,350)	$495,972

Total cash, cash equivalents and investments				$696,167

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2009:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$36,801	$—	$—	$36,801
Cash Equivalents—Money markets	128,609	—	—	128,609

Total cash and cash equivalents	$165,410	—	—	$165,410

Restricted cash	$36,838	$—	$—	$36,838

Available-for-sale investments:
Auction rate securities	$17,100	$—	$(1,821)	$15,279
Corporate debt securities	38,583	189	(24)	38,748
U.S. Treasury/Agencies	22,300	1	(17)	22,284

Total available-for-sale investments	$77,983	$190	$(1,862)	$76,311

Auction rate securities classified as trading				$51,952
ARS Put Option				$5,773

Total cash, cash equivalents, restricted cash and investments				$336,284

As of December 31, 2010, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$295,120
Due in 1-2 years	119,476
Due in 2-3 years	66,377
Due greater than 3 years	14,999

Total	$495,972

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$—	$—	$14,999	$(1,801)	$14,999	$(1,801)
Corporate securities	89,170	(191)	—	—	89,170	(191)
Foreign government obligations	10,483	(52)	—	—	10,483	(52)
U.S. Treasuries / Agencies	127,990	(306)	—	—	127,990	(306)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$—	$—	$15,279	$(1,821)	$15,279	$(1,821)
Corporate securities	6,173	(24)	—	—	6,173	(24)
U.S. Treasuries / Agencies	14,972	(17)	—	—	14,972	(17)

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at December 31, 2010 is comprised solely of AAA rated investments, in federally insured student loans and municipal and educational authority bonds. Due to the Company’s belief that the market for such securities may take in excess of twelve months to fully recover and because the Company has the ability and intent to hold these investments until the market recovers, the Company has classified these investments as long-term marketable securities on the Consolidated Balance Sheet at December 31, 2010. The Company continues to earn interest on all of its auction rate security instruments.

During 2010, the Company sold a strategic investment and realized a gain of $5.9 million. During 2008, the Company sold its investment in Digimarc and recorded a gain of $5.2 million.

(9) Interest Rate Swaps and Caps

In March 2010 in connection with the issuance of the 2040 Convertible Notes, the Company entered into interest rate swaps with a notional amount of $460.0 million under which it pays a weighted average floating rate of 6 month USD—LIBOR minus 0.342%, set in arrears, and receives a fixed rate of 2.625%. These swaps expire in February 2015. In addition, in connection with the remaining balance of the 2011 Convertible Notes, the Company also entered into interest rate swaps with a notional amount of $185.0 million under which it pays a weighted average floating rate of 6 month USD—LIBOR plus 1.241%, set in arrears, and receives a fixed rate of 2.625%. These swaps expire in August 2011. The Company entered into these swaps as it believed interest rates would increase in the future at a slower pace than the market then anticipated, thus allowing it to reduce its overall interest expense related to the convertible debt. The Company also purchased interest rate caps for $4.0 million with notional amounts that range from $270.0 million to $200.0 million from 2012 to 2015. The Company will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.

In November 2010, after future interest rate expectations decreased, the Company entered into additional swaps with a notional amount of $460.0 million under which it pays a fixed rate which gradually increases from 0.203% for the six month settlement period ending in February 2011, to 2.619% for the six month settlement period ending in August 2015 and receives a floating rate of 6 month USD—LIBOR minus 0.342%, set in arrears. These swaps expire in August 2015. In November 2010, the Company also entered into additional swaps with a notional amount of $185.0 million under which it pays a fixed rate which increases from 1.783% for the settlement period ending in February 2011, to 1.875% for the six month settlement period ending August 2011 and receives a floating rate of 6 month USD—LIBOR plus 1.241%, set in arrears. These swaps expire in August 2011. As future interest rate expectations had declined since March 2010, the Company entered into these swaps to fix its future interest payments based on the forward LIBOR rates in effect in November 2010.

The Company has not designated any of its interest rate swaps or caps as hedges. The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair value recorded as gain on interest rate swaps and caps, net, in its Consolidated Statement of Operations. During the year ended December 31, 2010, the Company recorded a gain of $34.2 million for the change in the fair value of its interest rate swaps and caps and the semi-annual interest settlements. For information on the fair value of the Company’s interest rate swaps and caps see Note 10.

(10) Fair Value

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period.

As of December 31, 2010, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$154,495	$154,495	$—	$—
Corporate debt securities (2)	106,950	—	106,950	—
U.S. agency debt securities (2)	188,170	—	188,170	—

Non-Current Assets
Auction rate securities (3)	14,999	—	—	14,999
Corporate debt securities (3)	79,340	—	79,340	—
Foreign government obligations (3)	11,750	—	11,750	—
U.S. agency debt securities (3)	94,763	—	94,763	—
Interest rate swaps and caps (4)	33,159	—	33,159	—

Total assets	$683,626	$154,495	$514,132	$14,999

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet.
(2)	Included in short-term investments on the Consolidated Balance Sheet and classified as available-for-sale securities.
(3)	Included in long-term marketable securities on the Consolidated Balance Sheet and classified available-for-sale securities.
(4)	Included in other assets on the Consolidated Balance Sheet.

As of December 31, 2009, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$128,609	$128,609	$—	$—
Money market funds (restricted cash)	36,838	36,838	—	—
Corporate debt securities (2)	27,353	—	27,353	—
U.S. agency debt securities (2)	22,284	—	22,284	—
Auction rate securities (3)	51,952	—	—	51,952
ARS Put Option (3)	5,773	—	—	5,773

Non-Current Assets
Auction rate securities (4)	15,279	—	—	15,279
Corporate debt securities (4)	11,395	—	11,395	—

Total assets	$299,483	$165,447	$61,032	$73,004

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet.
(2)	Included in short-term investments on the Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in short-term investments on the Consolidated Balance Sheet and classified as trading securities.
(4)	Included in long-term marketable securities on the Consolidated Balance Sheet and classified as available-for-sale securities.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option (in thousands):

	Year ended December 31,
	2010	2009	2008
Balance at beginning of period	$73,004	$76,717	$89,600
Gain on ARS classified as trading and recorded in other income	5,773	4,597	(10,370)
Unrealized gain included in accumulated other comprehensive income	20	936	(2,758)
ARS Put Option loss recorded in other income	(5,773)	(4,596)	—
Acquisition of ARS Put Option	—	—	10,370
Settlements	(58,025)	(4,650)	(10,125)

Balance at end of period	$14,999	$73,004	$76,717

The following inputs were used to determine the fair value of the Company’s outstanding debt at December 31, 2010 (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
2011 Convertible Notes (1)	$130,816	$298,841
2040 Convertible Notes (1)	378,083	$660,468

	$508,899

(1)	The par value of the 2011 Convertible Notes and 2040 Convertible Notes is $134.7 million and $460 million, respectively. See Note 7 for additional details.

(11) Restructuring and Asset Impairment Charges

Muze Restructuring Plan

In connection with the acquisition of the assets of Muze (see Note 4), management implemented a plan to restructure Muze’s operations resulting in a charge of $0.9 million during the second quarter of 2009. This was done to eliminate redundancies with the Company’s entertainment metadata business. This charge included $0.7 million for employee severance and a $0.2 million liability for the fair value of future lease payments on abandoned office space. The Company paid all of the employee severance costs in 2009.

Q109 Restructuring Plan

In conjunction with the disposition of the Media Properties, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million. This was done to create cost efficiencies for the Company now that it no longer supports the Media Properties. These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space. The Company paid all of the employee severance costs in 2009. As of December 31, 2010, the liability for future lease payments related to the abandoned office space was $1.6 million.

Additionally, during the first quarter of 2009, the Company reversed the remaining $0.4 million in liabilities related to a fiscal 2007 restructuring plan.

(12) Equity-based Compensation

Stock Options Plans

The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2000 Equity Incentive Plan (the “2000 Plan”).

As of December 31, 2010, the Company had a total of 29.6 million shares reserved and 11.3 million shares available for issuance under the 2000 and 2008 Plans. The 2000 and 2008 Plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the year ended December 31, 2010, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the year ended December 31, 2010 have a contractual term of seven years.

Restricted stock awards generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of December 31, 2010, the number of shares awarded but unvested was 1.4 million.

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

As of December 31, 2010, the Company had reserved, and available for future issuance, 6.1 million shares of common stock under the ESPP.

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

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110. For options granted after July 15, 2008, the Company changed its standard vesting terms from three to four years and its contractual term from five to seven years. Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate the expected term. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Year ended December 31,
	2010	2009	2008
Option Plans:
Dividends	None	None	None
Expected term	4.5 years	4.5 years	3.5 years
Risk free interest rate	2.0%	2.0%	2.8%
Volatility rate	39%	44%	43%

ESPP Plan:
Dividends	None	None	None
Expected term	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.4%	0.7%	2.1%
Volatility rate	35%	49%	45%

The weighted average fair value of equity-based awards are as follows:

	Year ended December 31,
	2010	2009	2008
Weighted average fair value:
Option grants	$13.27	$8.57	$4.96
Restricted stock awards	$43.57	$26.95	$15.50
Employee purchase share rights	$9.92	$6.82	$3.98

As of December 31, 2010, there was $58.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.5 years.

Activity under the Company’s stock option plans are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	4,415,284	$23.03
Granted	6,046,360	$14.22
Canceled	(2,104,422)	$21.78
Exercised	(223,987)	$14.01

Outstanding at December 31, 2008	8,133,235	$17.05
Granted	2,180,098	$22.52
Canceled	(1,203,269)	$18.65
Exercised	(1,563,001)	$17.59

Outstanding at December 31, 2009	7,547,063	$18.27
Granted	1,963,304	$37.94
Canceled	(536,265)	$22.46
Exercised	(4,042,549)	$18.27

Outstanding at December 31, 2010	4,931,553	$25.64	4.9	$179,373

Vested and expected to vest at December 31, 2010	3,596,509	$25.71	4.9	$130,563

Exercisable at December 31, 2010	891,546	$19.89	3.8	$37,567

The total intrinsic value of options exercised, during the years ended December 31, 2010, 2009, and 2008 was $99.4 million, $16.9 million, and $0.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Activity related to the Company’s restricted awards is as follows:

	Shares	Weighted-average Grant-Date Fair Value	Aggregate Fair Value (1) (in thousands)
Outstanding at December 31, 2007	1,241,014	$23.66
Granted	220,000	$15.50
Vested	(368,700)	$23.03	$5,436
Forfeited	(283,104)	$23.54

Outstanding at December 31, 2008	809,210	$21.77
Granted	717,055	$26.95
Vested	(281,046)	$22.04	$6,842
Forfeited	(15,619)	$24.10

Outstanding at December 31, 2009	1,229,600	$24.70
Granted	700,630	$43.57
Vested	(460,371)	$24.87	$18,592
Forfeited	(61,015)	$26.01

Outstanding at December 31, 2010	1,408,844	$33.97

(1)	Represents the fair value of the restricted award on the day the award vested.

The Company recorded $34.3 million, $22.3 million and $13.6 million in stock compensation expense from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively.

(13) Stock Repurchase Program

In December 2010, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. This $400 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. As of December 31, 2010, the Company has not repurchased any shares of its common stock under this repurchase program.

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100 million of common stock in connection with the offering of the 2040 Convertible Notes as well as up to an additional $200 million of its common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. This $200 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. In connection with the 2040 Convertible Note offering the Company repurchased 3.0 million shares of its common stock for $109.9 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2010, treasury stock consisted of 5.2 million shares of common stock that had been repurchased, with a cost basis of approximately $134.9 million.

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

(14) Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic income	$73,845	$(47,780)	$(65,982)
Foreign income	13,600	27,971	57,354

Income before provision for income taxes	$87,445	$(19,809)	$(8,628)

Income tax expense for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(134,132)	$3,983	$(57,862)
State	(15,881)	4,609	451
Foreign	13,006	11,058	10,559

Total current (benefit) expense	(137,007)	19,650	(46,852)

Deferred:
Federal	14,184	(17,471)	22,251
State	(16,390)	(3,600)	1,192

Total deferred tax (benefit) expense	(2,206)	(21,071)	23,443

Total tax benefit from continuing operations	$(139,213)	$(1,421)	$(23,409)

Total tax (benefit) expense from discontinued operations	$(207)	$31,716	$53,797

Income tax expense for the years ended December 31, 2010, 2009, and 2008 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Federal tax statutory rate	$30,606	$(7,044)	$(2,690)
State taxes, net of federal benefit	2,082	(1,727)	84
Tax credits	—	(213)	(1,368)
Foreign tax rate differential	1,622	(2,304)	(8,717)
Change in uncertain tax positions	(17,295)	3,578	(8,868)
Compensation expense	3,620	4,842	529
RTP and true-ups	(9,571)	2,380	(327)
State tax rate change, net of federal benefit	(11,453)	(1,756)	—
PFA Settlement	(458,353)	—	—
Change in valuation allowance	320,264	—	(3,648)
Others	(735)	823	1,596

Total tax (benefit) expense	$(139,213)	$(1,421)	$(23,409)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accruals, reserves and others	$13,323	$17,455
Impairment losses on investments	8,163	8,415
Equity-based compensation	5,286	8,462
Deferred revenue	4,164	5,467
Credits	45,575	15,247
Others	9,050	18,257
Net operating loss carryforwards	475,603	249,718

Gross deferred tax assets	561,164	323,021
Valuation allowance	(322,548)	—

Total deferred tax assets	238,616	323,021
Deferred tax liabilities:
Intangible assets	(202,141)	(293,549)
Debt Amortization	(29,611)	—
Others	(17,710)	(7,937)

Total deferred tax liabilities	(249,462)	(301,486)

Net deferred tax (liabilities) assets	$(10,846)	$21,535

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

At December 31, 2010, the Company reviewed the determination made at March 31, 2010 that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010 determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at December 31, 2010.

During the second quarter of 2010, the Company received $128.5 million from the Internal Revenue Service resulting from loss carryback claims for taxes paid by Rovi group members during the years 2003 – 2008.

As of December 31, 2010, the Company had federal tax loss carryforwards of approximately $1,467 million, of which $106.6 million related to stock option deductions and are not included in deferred tax assets. The federal loss carryforwards will expire in 2011 through 2028. The Company has state net operating loss carryforwards of approximately $31.6 million as of December 31, 2010. The state loss carryforwards will expire in 2020 through 2032.

The Company has federal research and development and foreign tax credits available to reduce future income tax expense of approximately $10.1 million and $35.4 million, respectively. The federal research credits will expire in 2024 through 2029 and the foreign tax credits will expire in 2014 through 2020.

Utilization of state and federal net operating loss and credit carryforwards may be subject to limitations due to ownership changes.

The Company recognizes a liability for uncertain tax positions. The gross tax-affected unrecognized tax benefits which, if recognized, would affect our tax rate were $48.5 million and $631.9 million as of December 31, 2010 and 2009. The Company recorded interest related to unrecognized tax benefits of approximately $1.0 million and $3.4 million for the years ended December 31, 2010 and 2009 and released interest and penalties of $18.5 million for settlements and statute closures for the year ended December 31, 2010. Total accrued interest and penalties was $6.0 million and $23.5 million at December 31, 2010 and 2009. Interest and penalties are classified in income tax expense. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is (in thousands):

	December 31,
	2010	2009
Balance as of January 1	$634,020	$304,789
Additions from acquired companies	—	—
Additions for tax positions related to the current year	188	329,231
Additions for tax provisions of prior years	2,644	—
Reductions for audit settlements	(576,883)	—
Reductions for statute of limitations closures	(9,376)	—

Balance as of December 31	$50,593	$634,020

The reduction for audit settlements in 2010 is a result of entering into the closing agreement with the Internal Revenue Service described above. We do not expect material change in the next twelve months to the ending balance.

The Company has not provided U.S. Federal or state taxes on approximately $121.2 million of undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be permanently reinvested outside the U.S.

The Company conducts business globally and as a result files U.S. federal, state and foreign income tax returns in various jurisdictions. During 2008, the Internal Revenue Service concluded its examination of the Company’s federal income tax returns for 2003 and 2004. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2007.

(15) Geographic Information

Information on Revenue by Geographic Areas:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
United States	$262,236	$239,389	$153,563
International	279,254	241,061	173,877

Total Revenue	$541,490	$480,450	$327,440

Information on Long Lived Assets by Geographic Areas:

	December 31,
	2010	2009
	(in thousands)
United States
Property and Equipment, net	$36,271	$40,407
Goodwill, net	836,928	825,725
Intangibles, net	691,404	766,660

Total United States	1,564,603	1,632,792

International
Property and Equipment, net	2,934	2,717
Goodwill, net	20,288	28,340
Intangibles, net	10,981	12,711

Total International	34,203	43,768

Total Long Lived Assets	$1,598,806	$1,676,560

(16) Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2019. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space in Ann Arbor, Bedford, Burbank, New York, Radnor, San Francisco, Tulsa, the United Kingdom, Luxembourg, Canada, Japan and other locations, with various expiration dates through 2019. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.

Future minimum lease payments pursuant to these leases as of December 31, 2010 were as follows (in thousands):

Operating Leases
2011	$18,154
2012	14,308
2013	11,923
2014	10,104
2015	9,919
Thereafter	13,375

Total minimum lease payments	$77,783
Less sublease revenues	(20,592)

Net future minimum lease payments	$57,191

Rent expense from continuing operations was $13.5 million, $17.2 million, and $13.3 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

(17) Quarterly Consolidated Financial Data (Unaudited)

	Quarter
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
2010 (3)
Revenues	$129,370	$133,908	$138,028	$140,184	$541,490
Income from continuing operations, net of taxes (1)	$79,734	$41,270	$37,624	$68,030	$226,658
Discontinued operations, net of taxes	$(11,639)	$(84)	$(1,206)	$(845)	$(13,774)
Net income (1)	$68,095	$41,186	$36,418	$67,185	$212,884
Basic income per share from continuing operations	$0.77	$0.41	$0.36	$0.65	$2.20
Basic loss per share from discontinued operations	(0.11)	0.00	(0.01)	(0.01)	(0.14)

Basic net earnings per share	$0.66	$0.41	$0.35	$0.64	$2.06

Diluted income per share from continuing operations	$0.75	$0.39	$0.34	$0.60	$2.07
Diluted loss per share from discontinued operations	(0.11)	(0.00)	(0.01)	(0.01)	(0.13)

Diluted net earnings per share	$0.64	$0.39	$0.33	$0.59	$1.94

2009 (3)
Revenues	$110,288	$118,548	$114,514	$137,100	$480,450
(Loss) income from continuing operations, net of taxes (2)	$(5,438)	$(1,801)	$(11,764)	$615	$(18,388)
Discontinued operations, net of taxes	$(36,077)	$(341)	$(157)	$2,012	$(34,563)
Net (loss) income (2)	$(41,515)	$(2,142)	$(11,921)	$2,627	$(52,951)
Basic (loss) income per share from continuing operations	$(0.05)	$(0.02)	$(0.12)	$0.01	$(0.18)
Basic (loss) income per share from discontinued operations	(0.36)	(0.00)	(0.00)	0.02	(0.34)

Basic net earnings per share	$(0.41)	$(0.02)	$(0.12)	$0.03	$(0.52)

Diluted (loss) income per share from continuing operations	$(0.05)	$(0.02)	$(0.12)	$0.00	$(0.18)
Diluted (loss) income per share from discontinued operations	(0.36)	(0.00)	(0.00)	0.02	(0.34)

Diluted net earnings per share	$(0.41)	$(0.02)	$(0.12)	$0.02	$(0.52)

(1)	During the first quarter of 2010, the Company recorded a $108.5 million income tax benefit from continuing operations primarily due to entering into a closing agreement with the Internal Revenue Service through its PFA program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business (See Note 14). During the fourth quarter of 2010, the Company released $17.3 million of tax contingency reserves (See Note 14).
(2)	During the first quarter of 2009, the Company recorded $8.0 million in restructuring and asset impairment charges (See Note 11). During the second quarter of 2009 the Company recorded $45.6 million in restructuring and asset impairment charges (See Note 6 and Note 11).
(3)	Information included above has been reclassified from amounts previously reported to present the operations of Norpak as discontinued operations (See Note 5).

(18) Subsequent Events

2011 Convertible Note Repurchase

In January 2011, the Company repurchased an additional $113.9 million (par value $50.6 million) of its 2011 Convertible Notes.

Cryptography Research, Inc. Warrant Exercise

On January 20, 2011, Cryptography Research, Inc. converted its warrant to purchase shares of the Company’s common stock into 426,044 shares of Company common stock. No further obligations exist under the warrant.

Senior Secured Bank Credit Facility

On February 7, 2011, two of the Company’s subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed an additional $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan. Both term loans are guaranteed by the Company, the Company’s domestic subsidiaries (other than the two co-borrowers) and Index Systems Inc. and are secured by substantially all of the Company’s, the subsidiary guarantors and the co-borrowers’ assets. The 5-year term loan requires annual amortization payments and matures on February 7, 2016 and the 7-year term loan requires quarterly amortization payments and matures on February 7, 2018. The $450 million term loan bears interest, at the Company’s election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum. The $300 million term loan bears interest, at the Company’s election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0%.

Sonic Acquisition Litigation

Vassil Vassilev v. Sonic Solutions, et al., Matthew Barnes v. Habinger [sic] et al, Diana Willis v. Sonic Solutions, et al., Mark Chropufka v. Sonic Solutions, et al. and Joann Thompson v. Sonic Solutions, et al., filed in California Superior Court for the County of Marin. On January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic Solutions, the members of its board of directors, the Company and Sparta Acquisition Sub, arising out of the proposed transaction between Company and Sonic. On January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew Barnes v. Habinger [sic] et al., Mark Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al., respectively (the “Lawsuits”). The Lawsuits allege that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process. The Lawsuits allege that the Company and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties. Plaintiffs seek to enjoin the acquisition of Sonic by the Company, rescission of the transaction in the event it is consummated, imposition of a constructive trust, and monetary damages, fees and costs in an unspecified amount.

On January 21, 2011, plaintiff Mark Chropufka filed an amended class action complaint, which all plaintiffs then designated as the operative complaint, and which adds allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by Sonic on January 14, 2011. On January 27, 2011, the parties to the Lawsuits submitted a stipulation and proposed order consolidating all lawsuits filed in connection with the proposed offer and mergers (the “consolidated action”). On January 25, 2011, another substantially similar putative class action lawsuit was filed in the same court against the same defendants, entitled Joann Thompson v. Sonic Solutions, et al. On January 28, 2011, the parties to the consolidated action reached an agreement in principle to settle. The proposed settlement, which is subject to court approval following notice to the class and a hearing, disposes of all causes of action asserted in the consolidated action and in Thompson v. Sonic Solutions, et. al. on behalf of all class members who do not elect to opt out of the settlement. Class members who elect to opt out, if any, may continue to pursue causes of action against the defendants. The Company does not believe the above actions will result in liabilities that will have a material adverse effect on its financial position or results of operations or cash flows.

Sonic Acquisition

On February 14, 2011, the Company announced the successful completion of its cash and stock tender offer for all of the outstanding shares of common stock of Sonic. The offer expired as scheduled at one minute following 11:59 p.m., Eastern time (midnight), on February 11, 2011. Based on preliminary information from the depositary for the tender offer, 45,790,080 shares, representing over 89.3 percent of the outstanding shares of common stock of Sonic as of the close of business on February 11, 2011, were validly tendered and not withdrawn prior to the expiration of the tender offer. All of such shares have been accepted for payment in accordance with the terms of the offer, including 6,429,921 of such shares that were tendered pursuant to the tender offer’s guaranteed delivery procedure. The Company expects to cause the merger to be completed within a few days, with Sonic becoming a wholly-owned subsidiary of the Company.