Form 10-Q
period 2011-03-31
Rovi Corp
filed 2011-05-10
CIK 1424454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer  X      Accelerated filer          Non-accelerated filer          Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes            No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2011
Common stock, $0.001 par value	112,935,382

ROVI CORPORATION

FORM 10-Q

i

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	March 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$280,380	$200,195
Short-term investments	276,138	295,120
Trade accounts receivable, net	103,186	78,672
Taxes receivable	2,355	6,811
Deferred tax assets, net	35,478	15,403
Prepaid expenses and other current assets	24,786	12,639

Total current assets	722,323	608,840
Long-term marketable securities	142,101	200,852
Property and equipment, net	39,159	39,205
Finite-lived intangible assets, net	978,757	702,385
Other assets	56,819	48,785
Goodwill	1,351,834	857,216

Total assets	$3,290,993	$2,457,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$88,790	$74,512
Deferred revenue	18,245	15,577
Current portion of long-term debt	71,268	130,816

Total current liabilities	178,303	220,905
Taxes payable, less current portion	63,256	56,566
Long-term debt, less current portion	1,025,415	378,083
Deferred revenue, less current portion	5,302	3,995
Long-term deferred tax liabilities, net	39,177	26,249
Other non current liabilities	24,619	19,293

Total liabilities	1,336,072	705,091
Redeemable equity component of convertible debt	806	3,859
Stockholders’ equity:
Common stock	119	112
Treasury stock	(211,927)	(134,931)
Additional paid-in capital	2,047,786	1,781,986
Accumulated other comprehensive loss	(1,203)	(1,139)
Retained earnings	119,340	102,305

Total stockholders’ equity	1,954,115	1,748,333

Total liabilities and stockholders’ equity	$3,290,993	$2,457,283

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$161,455	$129,370

Costs and expenses:
Cost of revenues	25,265	41,456
Research and development	33,793	25,332
Selling, general and administrative	46,245	34,060
Depreciation	4,668	4,771
Amortization of intangible assets	26,118	20,582
Restructuring and asset impairment charges	2,493	-

Total costs and expenses	138,582	126,201

Operating income from continuing operations	22,873	3,169
Interest expense	(12,986)	(10,910)
Interest income and other, net	1,984	(396)
Gain (loss) on interest rate swaps and caps, net	85	(6,336)
Loss on debt redemption	(9,070)	(14,313)

Income (loss) from continuing operations before income taxes	2,886	(28,786)
Income tax benefit	(14,392)	(108,520)

Income from continuing operations, net of tax	17,278	79,734
Discontinued operations, net of tax	(243)	(11,639)

Net income	$17,035	$68,095

Basic income (loss) per share:
Basic income per share from continuing operations	$0.16	$0.77
Basic loss per share from discontinued operations	0.00	(0.11)

Basic net income per share	$0.16	$0.66

Shares used in computing basic net earnings per share	108,339	102,560

Diluted income (loss) per share:
Diluted income per share from continuing operations	$0.15	$0.75
Diluted loss per share from discontinued operations	0.00	(0.11)

Diluted net income per share	$0.15	$0.64

Shares used in computing diluted net earnings per share	116,434	106,403

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings
	Shares	Amount	Shares	Amount				Total stockholders’ equity
Balances as of December 31, 2010	111,315,257	$112	(5,233,975)	$(134,931)	$1,781,986	$(1,139)	$102,305	$1,748,333

Comprehensive income:

Net income	-	-	-	-	-	-	17,035	17,035

Foreign currency translation adjustment, net of tax	-	-	-	-	-	(138)	-	(138)

Unrealized losses in investments, net of tax	-	-	-	-	-	74	-	74

Total comprehensive income								16,971

Issuance of common stock upon exercise of options	589,386	-	-	-	11,090	-	-	11,090

Issuance of common stock under employee stock purchase plan	657,460	1	-	-	8,344	-	-	8,345

Issuance of restricted stock, net	379,228	-	-	-	-	-	-	-

Acquisitions	5,904,419	6	-	-	356,749	-	-	356,755

Exercise of warrants	426,044	-	-	-	-	-	-	-

Equity-based compensation	-	-	-	-	13,117	-	-	13,117

Convertible debt repurchase	-	-	-	-	(145,149)	-	-	(145,149)

Tax benefit from convertible debt repurchase	-	-	-	-	4,336	-	-	4,336

Reclass redeemable equity component of convertible debt	-	-	-	-	3,053	-	-	3,053

Excess tax benefit associated with stock plans	-	-	-	-	589	-	-	589

Repurchase of warrant and sale of call option, net	-	-	(185,247)	(9,975)	13,671	-	-	3,696

Stock repurchase	-	-	(1,233,003)	(67,021)	-	-	-	(67,021)

Balances as of March 31, 2011	119,271,794	$119	(6,652,225)	$(211,927)	$2,047,786	$(1,203)	$119,340	$1,954,115

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$17,035	$68,095
Adjustments to reconcile net income to net cash provided by (used in) operations:
Loss from discontinued operations, net of tax	243	11,639
Change in fair value of interest rate swaps and caps, net of premium	6,264	2,327
Depreciation	4,668	4,771
Amortization of intangible assets	26,118	20,582
Amortization of note issuance costs and convertible note discount	5,830	6,468
Equity-based compensation	13,117	8,404
Loss on debt redemption	9,070	13,777
Deferred taxes	(23,689)	15,007
Other, net	1,465	1,407
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	4,211	(2,454)
Deferred revenue	660	(2,155)
Prepaid expenses, other current assets and other assets	(208)	(5,181)
Income taxes	4,945	(125,975)
Accounts payable, accrued expenses, and other long-term liabilities	(21,154)	(34,859)

Net cash provided by (used in) operating activities of continuing operations	48,575	(18,147)
Net cash used in operating activities of discontinued operations	(243)	(306)

Net cash provided by (used in) operating activities	48,332	(18,453)
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(90,813)	(32,787)
Sales or maturities of long and short-term marketable investments	171,754	28,575
Purchases of property and equipment	(1,740)	(1,403)
Payments for acquisition, net of cash acquired	(419,222)	(5,748)
Other investing, net	(1,820)	4,113

Net cash used in investing activities of continuing operations	(341,841)	(7,250)
Net cash used in investing activities of discontinued operations	-	(4)

Net cash used in investing activities	(341,841)	(7,254)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(315,862)	(263,645)
Sale of convertible bond call option and repurchase of warrant, net	3,696	3,105
Purchase of treasury stock	(67,021)	(100,000)
Proceeds from issuance of debt, net of issuance costs	733,152	446,517
Excess tax benefits associated with equity plans	589	-
Proceeds from exercise of options and employee stock purchase plan	19,435	18,424

Net cash provided by financing activities of continuing operations	373,989	104,401
Net cash used in financing activities of discontinued operations	-	-

Net cash provided by financing activities	373,989	104,401
Effect of exchange rate changes on cash	(295)	(469)

Net increase in cash and cash equivalents	80,185	78,225
Cash and cash equivalents at beginning of period	200,195	165,410

Cash and cash equivalents at end of period	$280,380	$243,635

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Rovi Corporation and its subsidiaries’ (collectively “Rovi” or the “Company”) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and analog content protection technologies (“ACP”) and services. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. With the acquisition of Sonic Solutions (“Sonic”) (see Note 3) the Company’s offerings now also include the RoxioNow entertainment delivery solution, DivX and MainConcept compression-decompression technology (“codecs”), Sonic Pro tools, and Roxio consumer tools. The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers across the world.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s 2010 Annual Report on Form 10-K.

The Condensed Consolidated Statements of Income for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2011, for any future year, or for any other future interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

On February 26, 2010, the Company sold its 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks. Guideworks was a research and development joint venture with Comcast that develops interactive program guide solutions, which are distributed by the Company under the i-Guide brand. Under these agreements, the Company received a net payment of $4.2 million and realized a $1.4 million loss on sale of its interest in Guideworks. The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with ASC 730-20, Research and Development Arrangements. Included in research and development expenses for the three months ended March 31, 2010, are $1.7 million in expenses related to Guideworks.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As a part of the Sonic acquisition, the Company acquired certain products and services which it had not previously offered. The Company has updated its revenue recognition policy to reflect the accounting for these Sonic products and services. There have been no other material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Revenue Recognition

The Company’s revenue from continuing operations primarily consists of license fees for IPG products and patents, license fees for the Company’s codec technology, Roxio software product sales, royalty fees on copy-protected products, license fees for the Company’s content protection technologies and license fees for entertainment metadata. The Company recognizes revenue when the following conditions are met (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. The Company then determines the fair value of each element using the selling price hierarchy of “vendor specific objective evidence “VSOE”, third party evidence “TPE” or estimated selling price “ESP”, as applicable; and allocates the total consideration among the various elements based on the relative selling price method. The allocation of value may impact the amount and timing of revenue recorded in the consolidated statement of income during a given period.

The Company accounts for cash consideration (such as sales incentives) that it gives to its customers or resellers as a reduction of revenue, rather than as an operating expense unless the Company receives a benefit that is separate from the customer’s purchase from the Company and for which it can reasonably estimate the fair value.

Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

CE and Service Provider Licensing

The Company licenses its proprietary IPG technology, codec technology and ACP technology to consumer electronics (“CE”) manufacturers, integrated circuit makers, service providers and others. The Company generally recognizes revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. The Company has established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, certain licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. The Company often enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, the Company generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term. In addition, the Company enters into agreements in which the licensee pays the Company a one-time fee for a perpetual license to its ACP technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.

The Company also generates advertising revenue through its IPGs. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

Roxio Consumer Software Products

Except in the case of consignment arrangements, the Company recognizes revenue from the sale of its packaged software products when title transfers to the distributor or retailer. When the Company sells packaged software products to distributors and retailers on a consignment basis, it recognizes revenue upon sell-through to an end customer.

The Company’s distributor arrangements often provide distributors with certain product rotation rights. The Company estimates returns based on its historical return experience and other factors such as channel inventory levels and the introduction of new products. These allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent the Company has legal right of offset, otherwise they are recorded in accrued expenses and other current liabilities. If future returns patterns differ from past returns patterns, for example due to reduced demand for the Company’s product, the Company may be required to increase these allowances in the future and may be required to reduce future revenues.

The Company also licenses its software to OEMs who include it with the PCs they sell. The Company generally receives a per-unit royalty and recognizes this revenue upon receipt of the customer royalty report.

RoxioNow Entertainment Delivery Solution

The Company recognizes service fees it receives from retailers and others for operating their storefronts on a straight-line basis over the period it is providing services. The Company recognizes transaction revenue from the sale or rental of individual content titles in the period when the content is purchased and delivered. Transaction revenue is recorded on a gross basis when the Company is the primary obligor and is recorded net of payments to content owners and others when the Company is not the primary obligor. The Company is generally the primary obligor when it is the merchant of record.

NOTE 3 – ACQUISITIONS

Sonic Acquisition

On February 17, 2011, the Company acquired 100% of the outstanding common stock of Sonic in a cash and stock transaction. Sonic was a leading developer of technologies, products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms. The Sonic acquisition enhances the Company’s offerings and facilitates the next step forward in its strategy of allowing consumers who have found content they are seeking using our guides, technologies and metadata, to enjoy that content in multiple environments from multiple sources on any device. The combination of the Company and Sonic also provides the opportunity for cost savings. The Company believes these factors support the amount of goodwill recorded in connection with the transaction.

The Company is accounting for the transaction under the acquisition method of accounting in accordance with the provisions Financial Accounting Standards Board (FASB) Accounting Standard

Codification (ASC) Topic 805 “Business Combinations” (ASC 805). The total preliminary purchase price for Sonic was approximately $763.1 million and was comprised of the following (in thousands, except share and per share amounts):

Cash consideration paid to acquire the common stock of Sonic	$398,146
Fair value of 5.8 million shares of Rovi common stock exchanged for the common stock of Sonic (1)	348,193

Cash consideration paid to terminate vested in the money Sonic employee stock options	8,242
Fair value of 0.1 million shares of Rovi common stock exchanged to terminate vested in the money Sonic employee stock options (1)	6,840
Fair value of vested Sonic employee stock options assumed	1,722

Total purchase price	$763,143

(1) Based on the Company’s February 17, 2011, closing common stock price of $60.13 per share.

Under the acquisition method, the total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. The Company has made significant estimates and assumptions in determining the preliminary allocation of the purchase price. The preliminary allocation of purchase consideration is subject to change based on further review of the fair value of the assets acquired and liabilities assumed. The Company is currently obtaining additional information related to the valuation of certain contingent liabilities and certain finite lived intangible assets.

The Company’s preliminary purchase price allocation is as follows (in thousands, except lives):

	Weighted Average Estimated Useful Life (In Years)
Cash, cash equivalents and investments			$24,361
Trade accounts receivable			27,719
Property and equipment			2,885
Goodwill			469,216

Identifiable intangible assets:
Developed technology	6	$110,500
Trademarks/tradenames	10	17,700
Customer relationships	6	146,500
Studio relationships and content library	4	9,700

Total identifiable intangible assets			284,400
Prepaid and other assets			18,545
Accounts payable and other liabilities			(46,087)
Deferred tax liabilities, net			(14,581)
Deferred revenue			(3,315)

Total purchase price			$763,143

Developed technology relates to Sonic’s products across all of their product lines that have reached technological feasibility, primarily the RoxioNow technology, Roxio’s developed software products and the DivX video compression / decompression software library and player application. Trademarks/tradenames are primarily related to the Roxio and DivX brandname. Customer relationships represent existing contracted relationships with consumer electronics manufacturers, retailers, distributors and others. Studio relationships and content library primarily relate to RoxioNow’s relationships with the studios and digitized content library. The estimated fair values of the developed technology, trademarks/tradenames and customer relationships were primarily determined using either the relief-from-royalty or excess earnings methods. The rates utilized to discount net cash flows to their present values ranged from 8%-12% and were determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair values of the studio relationships and content library were determined under the cost method. The Company did not record any in process research and development assets as Sonic’s major technology projects are either substantially complete or primarily represent improvements and additional functionality to existing products for which a substantial risk of completion does not exist.

Developed technology, trademarks/tradenames and studio relationships and content library will be amortized on a straight-line basis over their estimated useful lives. As the majority of the cash flows generated by the customer relationships occur in the first four years of the intangible assets estimated useful life, the customer relationship intangible assets are being amortized based on the proportion of the expected future cash flow generated by the assets in each year to the total future cash flow expected to be generated by the asset.

For the three months ended March 31, 2011, the Company incurred approximately $2.3 million in transaction costs related to the Sonic acquisition. These costs are included in selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Income. From the period from acquisition to March 31, 2011, the acquired Sonic operations generated $20.8 million of revenue and a loss before income taxes of $7.5 million.

SideReel Acquisition

On February 28, 2011, the Company acquired SideReel, Inc. (“SideReel”) for approximately $35.5 million in cash. SideReel provides an advertising supported Website to help consumers find, track and watch online popular network and cable TV shows, movies, and Web TV series. SideReel has over 10 million monthly unique visitors and 2.5 million registered users.

2010 Acquisitions

In March 2010, the Company paid approximately $5.9 million for substantially all of the assets of MediaUnbound, Inc. The Company acquired these assets to enhance and expand its media search and recommendations capability.

Pro Forma Financial Information

The pro forma financial information presented below (in thousands, except per share amounts) assumes the acquisition of Sonic had occurred on January 1, 2010. The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

	Three months ended March 31,
	2011	2010
Net revenue	$195,387	$174,578
Operating income (loss) (1)	$25,970	$(11,106)
(Loss) income from continuing operations, net of tax (1)(2)(3)	$(3,685)	$65,256
Basic (loss) earnings per share from continuing operations	$(0.03)	$0.60
Diluted (loss) earnings per share from continuing operations	$(0.03)	$0.58

(1) Operating loss for the three months ended March 31, 2010, includes a $24.5 million charge related to costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition (See Note 16).

(2) The Company’s historical results for the three months ended March 31, 2010, included a $108.7 million income tax benefit, primarily related to entering into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business (See Note 13).

(3) As a result of recording deferred tax liabilities related to its acquisition of Sonic, the Company determined that its deferred tax valuation allowance should be reduced by $22.2 million during the three months ended March 31, 2011. As the pro forma financial information assumes the acquisition of Sonic had occurred on January 1, 2010, and this deferred tax valuation allowance reduction is non-recurring in nature and is directly related to the transaction, the $22.2 million tax benefit has been removed from the above pro forma financial information.

NOTE 4 – DISCONTINUED OPERATIONS

On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation (“Norpak”) which manufactured equipment for embedding data in a television signal. The results of operations and cash flows of Norpak have been reclassified to discontinued operations for all periods presented.

During the three months ended March 31, 2011 and 2010, the Company recorded $0.2 million and $11.4 million, respectively, in expenses related to indemnification for IP infringement claims relating to the Company’s Software business which was sold in 2008.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenue:
Norpak	$-	$683

Pre-tax loss:
Software	$(243)	$(11,434)
Norpak	-	(205)

Loss from discontinued operations, net of tax	$(243)	$(11,639)

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

In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company has separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. During the three months ended March 31, 2011, the Company repurchased a total of $93.8 million in par value of the 2040 Convertible Notes for $127.5 million. The Company allocated $82.1 million of the purchase price to the liability component and the remaining $45.4 million to the equity component of the 2040 Convertible Notes. In connection with the repurchases, the Company recorded a $6.2 million loss on debt redemption during the three months ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the principal amount of the Company’s 2040 Convertible Notes was $366.2 million and $460 million, respectively. As of March 31, 2011 and December 31, 2010, the unamortized discount on the 2040 Convertible Notes was $61.8 million and $81.9 million, respectively, resulting in a carrying amount of $304.4 million and $378.1 million, respectively. During the three months ended March 31, 2011 and 2010, the Company recorded $4.1 million and $0.6 million, of interest expense for the 2040 Convertible Notes related to the amortization of the discount.

Convertible Senior Notes Due 2011

In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par. In connection with the Gemstar acquisition, the Company entered into a supplemental indenture with respect to the 2011 Convertible Notes whereby the 2011 Convertible Notes became convertible into shares of the Company’s common stock. The 2011 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). During the three months ended March 31, 2011, the Company repurchased a total of $88.1 million in par value of the 2011 Convertible Notes for $188.3 million. The Company allocated $88.5 million of the purchase price to the liability component and the remaining $99.8 million to the equity component of the 2011 Convertible Notes. In connection with the repurchases, the Company recorded a $2.9 million loss on debt redemption during the three months ended March 31, 2011.

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

In accordance with ASC 470, the Company has separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. As of March 31, 2011 and December 31, 2010, the principal amount of the Company’s 2011 Convertible Notes was $46.6 million and $134.7 million, respectively. As of March 31, 2011 and December 31, 2010, the unamortized discount on the 2011

Convertible Notes was $0.8 million and $3.9 million, respectively, resulting in a carrying amount of $45.8 million and $130.8 million, respectively. During the three months ended March 31, 2011 and 2010, the Company recorded $0.9 million and $2.4 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount. As of March 31, 2011, the 2011 Convertible Notes were eligible for conversion at the option of the note holders. The Company has therefore reclassified the $0.8 million unamortized discount to temporary equity and recorded the liability component as current on its condensed consolidated balance sheet.

Concurrently with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the 2011 Convertible Notes, of the Company’s common stock at a price of approximately $28.28 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to additional paid-in-capital. In connection with the repurchase of a portion of the 2011 Convertible Notes during the three months ended March 31, 2011, the Company unwound a portion of the convertible bond call option, and in the process, received $85.6 million in cash and 0.2 million shares of its common stock with a fair value of $10.0 million. This payment and the fair value of the common stock received have been recorded as an increase to additional paid-in-capital and the common stock received has been recorded as treasury stock. As of March 31, 2011, the Company continues to have the option to purchase up to 1.7 million shares of its common stock under the terms described above.

In addition, concurrent with the issuance of 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants which have been recorded as an increase to additional paid-in-capital. In connection with the repurchase of a portion of the 2011 Convertible Notes during the three months ended March 31, 2011, the Company unwound a portion of the warrants for $81.9 million. These payments have been recorded as a decrease to additional paid-in-capital. As of March 31, 2011, warrants to purchase up to 1.7 million shares of the Company’s common stock under the terms described above remained outstanding.

Senior Secured Term Loans

On February 7, 2011, two of the Company’s subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan (“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”). Both term loans are guaranteed by Rovi Corporation and certain of its domestic and foreign subsidiaries, and are secured by substantially all of the Company’s assets. Term Loan A requires annual amortization payments and matures on February 7, 2016 and the Term Loan B requires quarterly amortization payments and matures on February 7, 2018. Term Loan A bears interest, at the Company’s election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum and was issued at a discount of $2.8 million to par value. Term Loan B bears interest, at the Company’s election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0% and was issued at a $0.8 million discount to par value. The senior secured credit facility includes financial performance covenants (a maximum total leverage ratio and a minimum interest coverage ratio), provisions for optional and mandatory repayments (an annual excess cash flow payment and payments due upon sale of assets, among others), restrictions on the issuance of new indebtedness, restrictions on certain payments (repurchases of Company stock and dividends payments, among others) and other representations, warranties and covenants which are customary for a secured credit facility. As of March 31, 2011, the Term Loan A and Term Loan B balances were $447.3 million and $299.3 million, net of discount, respectively. The Company incurred $13.3 million in debt issuance costs related to Term Loan

A and Term Loan B, which are being amortized to interest expense using the effective interest method.

2008 Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company borrowed $550.0 million under a five year senior secured term loan credit facility (the “2008 Term Loan”). As of December 31, 2009, the Term Loan balance was $207.2 million. During the first quarter of 2010, the Company paid off and retired the 2008 Term Loan. In connection with retiring the 2008 Term Loan, the Company recorded a $12.3 million loss on debt redemption, primarily due to writing off the remaining note issuance costs.

NOTE 6 – INVESTMENTS

The following is a summary of available-for-sale and other investment securities (in thousands) as of March 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$58,394	$-	$-	$58,394
Cash equivalents - Money markets	213,990	-	-	213,990
Cash equivalents - Corporate debt securities	7,996	-	-	7,996

Total cash and cash equivalents	$280,380	$-	$-	$280,380

Available-for-sale investments:
Auction rate securities	$20,000	$-	$(2,345)	$17,655
Corporate debt securities	192,647	205	(149)	192,703
Foreign government obligations	25,197	9	(33)	25,173
U.S. Treasury/Agencies	182,679	122	(93)	182,708

Total available-for-sale investments	$420,523	$336	$(2,620)	$418,239

Total cash, cash equivalents and investments				$698,619

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$45,700	$-	$-	$45,700
Cash equivalents - Money markets	154,495	-	-	154,495

Total cash and cash equivalents	$200,195	$-	$-	$200,195

Available-for-sale investments:
Auction rate securities	$16,800	$-	$(1,801)	$14,999
Corporate debt securities	186,218	263	(191)	186,290
Foreign government obligations	11,792	10	(52)	11,750
U.S. Treasury/Agencies	283,073	166	(306)	282,933

Total available-for-sale investments	$497,883	$439	$(2,350)	$495,972

Total cash, cash equivalents and investments				$696,167

As of March 31, 2011, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$284,134
Due in 1-2 years	124,446
Due in 2-3 years	-
Due in greater than 3 years	17,655

Total	$426,235

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at March 31, 2011 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments.

NOTE 7 – INTEREST RATE SWAPS AND CAPS

In March 2010, in connection with the issuance of the 2040 Convertible Notes, the Company entered into interest rate swaps with a notional amount of $460.0 million under which it pays a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receives a fixed rate of 2.625%. These swaps expire in February 2015. In addition, in connection with the then remaining balance of the 2011 Convertible Notes, the Company also entered into interest rate swaps with a notional amount of $185.0 million under which it pays a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receives a fixed rate of 2.625%. These swaps expire in August 2011. The Company entered into these swaps as it believed interest rates would increase in the future at a slower pace than the market then anticipated, thus allowing it to reduce its overall interest expense related to the convertible debt. The Company also purchased interest rate caps for $4.0 million with notional amounts that range from $270.0 million to $200.0 million from 2012 to 2015. The Company will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.

In November 2010, after future interest rate expectations decreased, the Company entered into additional swaps with a notional amount of $460.0 million under which it pays a fixed rate which gradually increases from 0.203% for the six month settlement period ending in February 2011, to 2.619% for the six month settlement period ending in August 2015 and receives a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in August 2015. In November 2010, the Company also entered into additional swaps with a notional amount of $185.0 million under which it pays a fixed rate which increases from 1.783% for the settlement period ending in February 2011, to 1.875% for the six month settlement period ending August 2011 and receives a floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears. These swaps expire in August 2011. As future interest rate expectations had declined since March 2010, the Company entered into these swaps to fix its future interest payments based on the forward LIBOR rates in effect in November 2010.

The Company has not designated any of its interest rate swaps or caps as hedges. The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Income. During the three months ended March 31, 2011 and 2010, the Company recorded a gain of $0.1 million and a loss of $6.3 million, respectively, for the change in the fair value of its interest rate swaps and caps and the semi-annual interest settlements. For information on the fair value of the Company’s interest rate swaps and caps see Note 8.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at March 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$213,990	$213,990	$-	$-
Corporate debt securities (2)	143,101	-	143,101	-
Foreign government obligations (3)	10,296	-	10,296	-
U.S. agency debt securities (3)	130,737	-	130,737	-

Non-Current Assets
Auction rate securities (4)	17,655	-	-	17,655
Corporate debt securities (4)	57,598	-	57,598	-
Foreign government obligations (4)	14,877	-	14,877	-
U.S. agency debt securities (4)	51,971	-	51,971	-
Interest rate swaps and caps (5)	26,896	-	26,896	-

Total assets	$667,121	$213,990	$435,476	$17,655

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	Included $8.0 million classified as cash and cash equivalents and $135.1 million as short-term investments on the condensed consolidated balance sheet.
(3)	Included in short-term investments on the condensed consolidated balance sheet.
(4)	Included in long-term marketable securities on the condensed consolidated balance sheet and classified as available-for-sale securities.
(5)	Included in other assets on the condensed consolidated balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities as of March 31, 2011 (in thousands):

Balance at December 31, 2010	$14,999
Acquired ARS-Sonic Solution Acquisition	2,756
Settlements	(100)

Balance at March 31, 2011	$17,655

The fair value of the Company’s outstanding debt at March 31, 2011 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A	$447,276	$450,000
Term Loan B	299,265	301,500
2011 Convertible Notes (1)	45,768	88,374
2040 Convertible Notes (1)	304,374	483,372

	$1,096,683

(1)	The par value of the 2011 Convertible Notes and 2040 Convertible Notes is $46.6 million and $366.2 million, respectively. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION

Sonic Assumed Plan

On February 17, 2011, in conjunction with the acquisition of Sonic, the Company assumed the Sonic Solutions 2004 Equity Compensation Plan, amended and restated July 2010 (the “2004 Sonic Plan”). As of February 17, 2011, on a converted basis, the 2004 Sonic Plan had 2.2 million shares reserved and 1.6 million shares available for issuance.

Stock Options Plans

The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and, effective February 17, 2011, the 2004 Sonic Plan.

As of March 31, 2011, the Company had a total of 31.8 million shares reserved and 11.7 million shares available for issuance under the 2008, 2000 and 2004 Sonic Plans.

These equity plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the three months ended March 31, 2011, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the three months ended March 31, 2011 have a contractual term of seven years.

Restricted stock awards generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of March 31, 2011, the number of shares awarded but unvested was 1.7 million.

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

As of March 31, 2011, the Company had reserved, and available for future issuance, 5.5 million shares of common stock under the ESPP.

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

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110. For options granted after July 15, 2008, the Company changed its standard vesting terms from three to four years and its contractual term from five to seven years. Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate expected term. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments (excluding options assumed through the Sonic acquisition) are as follows:

	Three months ended March 31,
	2011	2010
Option Plans:
Dividends	None	None
Expected term	4.6 years	4.6 years
Risk free interest rate	1.9%	2.1%
Volatility rate	43%	37%

ESPP Plan:
Dividends	None	None
Expected term	1.3 years	1.3 years
Risk free interest rate	0.4%	0.5%
Volatility rate	37%	35%

The weighted average fair value per share of equity-based awards are as follows:

	Three months ended March 31,
	2011	2010
Weighted average fair value:
Option grants	$21.05	$11.17
Employee purchase share rights	$19.36	$8.64
Restricted stock award grants	$54.32	$30.07

In conjunction with the Sonic acquisition, the Company assumed 0.9 million shares of converted options and restricted stock units. The assumed options and restricted stock units continue to have, and be subject to, the same terms and conditions related to the applicable stock option or restricted stock unit immediately prior to the effective date of the acquisition. Since the Company did not have sufficient data for the assumed options, the simplified method was used to calculate the expected term. The assumptions used to value the assumed and converted Sonic options are as follows:

Dividends	None
Expected term	5.8 years
Risk free interest rate	2.6%
Volatility rate	39%

The weighted average fair value of assumed and converted Sonic options was $39.50 per share.

As of March 31, 2011, there was $111.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.6 years.

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $24.3 million and $12.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2010	$857,216
Changes due to foreign currency exchange rates and other	206
2011 acquisitions	494,412

Goodwill, net at March 31, 2011	$1,351,834

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

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of March 31, 2011 and December 31, 2010 (in thousands):

		March 31, 2011

	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$944,324	$(216,030)	$728,294
Existing contracts and customer relationships	201,534	(20,477)	181,057
Content databases and other	61,357	(17,659)	43,698
Trademarks / Tradenames	31,800	(6,092)	25,708

	$1,239,015	$(260,258)	$978,757

	December 31, 2010
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$828,923	$(197,540)	$631,383
Existing contracts and customer relationships	47,634	(15,737)	31,897
Content databases and other	51,674	(15,849)	35,825
Trademarks / Tradenames	8,300	(5,020)	3,280

	$936,531	$(234,146)	$702,385

As of March 31, 2011, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2011	$102,998
2012	128,541
2013	110,431
2014	102,888
2015	94,827
Thereafter	439,072

Total amortization expense	$978,757

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Sonic Acquisition Restructuring Plan

In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations resulting in severance of $1.5 million and $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options. This restructuring was done in order to create cost efficiencies for the combined Company. As of March 31, 2011, $0.1 million of these costs remained unpaid.

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

	Three Months Ended March 31,
	2011	2010
Basic income (loss) per common share
Income from continuing operations	$17,278	$79,734
Income allocated to participating securities	(62)	(481)

Income allocated to common shareholders from continuing operations	$17,216	$79,253

Discontinued operations	$(243)	$(11,639)
Loss allocated to participating securities	1	70

Discontinued operations allocated to common shareholders	$(242)	$(11,569)

Net income	$17,035	$68,095
Income allocated to participating securities	(61)	(411)

Net income allocated to common shareholders	$16,974	$67,684

Weighted average basic common shares outstanding	108,339	102,560

Income per common share from continuing operations	$0.16	$0.77
Loss per common share from discontinued operations	0.00	(0.11)

Net income per common share	$0.16	$0.66

Diluted income (loss) per common share
Income from continuing operations	$17,278	$79,734
Income allocated to participating securities	(58)	(463)

Income allocated to common shareholders from continuing operations	$17,220	$79,271

Discontinued operations	$(243)	$(11,639)
Loss allocated to participating securities	1	68

Discontinued operations allocated to common shareholders	$(242)	$(11,571)

Net income	$17,035	$68,095
Income allocated to participating securities	(57)	(395)

Net income allocated to common shareholders	$16,978	$67,700

Weighted average diluted common shares outstanding	108,339	102,560
Dilutive potential common shares	8,095	3,843

Weighted average diluted common shares outstanding	116,434	106,403

Income per common share from continuing operations	$0.15	$0.75
Loss per common share from discontinued operations	0.00	(0.11)

Net income per common share	$0.15	$0.64

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2011	2010

Stock options	844	1,031
Restricted stock	15	-
Convertible notes (1)	-	9,713

Total weighted average potential common shares excluded from diluted net earnings per share	859	10,744

(1) See Note 5 for additional details.

NOTE 13 – INCOME TAXES

The Company recorded an income tax benefit from continuing operations for the three months ended March 31, 2011 of $14.4 million including a discrete benefit of $18.7 million, primarily from the reduction in its deferred tax asset valuation allowance resulting from of its acquisitions of Sonic and SideReel and the loss on its debt redemptions. The Sonic and SideReel acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets described in Note 3. These net deferred tax liabilities are a source of future taxable income which allows the Company to reduce its valuation allowance. The change in the Company’s pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting under ASC 805 and has been credited to income tax expense. The Company recorded an income tax benefit from continuing operations for the three months ended March 31, 2010 of $108.5 million, primarily as a result of entering into the closing agreement with the Internal Revenue Service described below regarding the character and amount of tax loss from the 2008 sale of its TV Guide Magazine business. Income tax expense is based upon an annual effective tax rate forecast including estimates and assumptions that could change during the year.

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

At March 31, 2011, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010 determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at March 31, 2011.

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2007.

NOTE 14 – STOCK REPURCHASE PROGRAM

In December 2010, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. This $400 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the three months ended March 31, 2011, the Company repurchased 1.2 million shares of common stock for $67.0 million and had $333.0 million remaining under its existing stock repurchase authorization. As of March 31, 2011, treasury stock consisted of 6.7 million shares of common stock that had been repurchased, with a cost basis of approximately $211.9 million.

NOTE 15 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net income	$17,035	$68,095
Other comprehensive income (loss):
Unrealized income (losses) on investments	74	(52)
Foreign currency translation adjustments	(138)	(1,073)

Comprehensive income	$16,971	$66,970

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

Sonic Acquisition Litigation

Vassil Vassilev v. Sonic Solutions, et al., Matthew Barnes v. Habinger [sic] et al, Diana Willis v. Sonic Solutions, et al., Mark Chropufka v. Sonic Solutions, et al. and Joann Thompson v. Sonic Solutions, et al., filed in California Superior Court for the County of Marin. On January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic Solutions, the members of its board of directors, the Company and Sparta Acquisition Sub, arising out of the proposed transaction between Company and Sonic. On January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew

Barnes v. Habinger [sic] et al., Mark Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al., respectively (the “Lawsuits”). The Lawsuits allege that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process. The Lawsuits allege that the Company and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties. In January 2011, the above actions were consolidated and an amended consolidated complaint was filed adding allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by Sonic on January 14, 2011 and seeking to enjoin the acquisition of Sonic by the Company, to rescind the transaction in the event it is consummated, to impose a constructive trust, and monetary damages, fees and costs in an unspecified amount.

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

DivX Acquisition Litigation

In connection with Sonic’s acquisition of DivX prior to the acquisition of Sonic by the Company, two sets of shareholder class action lawsuits were filed against DivX, members of the DivX board of directors, Sonic, Siracusa Merger Corporation, and Siracusa Merger LLC, alleging breaches of fiduciary duty by the DivX board of directors in connection with the merger. The first set of lawsuits, captioned Gahlen v. DivX, Inc. et al. (Case No. 37-2010-00094693-CU-SL-CTL), and Pared v. DivX, Inc. et al. (Case No. 37-2010-00096242-CU-SL-CTL), were filed in Superior Court of the State of California, County of San Diego, and were consolidated as In re DivX, Inc. Shareholder Litigation (Case No. 37-2010-00094693-CU-SL-CTL). The second set of lawsuits, captioned Chropufka v. DivX, Inc. et al. (C.A. No. 5643-CC), and Willis v. DivX, Inc. et al. (C.A. No. 5647-CC), were filed in Delaware Chancery Court, and were consolidated as In re DivX, Inc. Shareholders Litigation (Consolidated C.A. No. 5463-CC). The lawsuits, brought by individual DivX stockholders purportedly on behalf of a class of DivX stockholders, sought, among other things, to enjoin defendants from completing the merger pursuant to the terms of the merger agreement. The parties executed a Stipulation of Settlement on December 29, 2010. On April 22, 2011, the Court granted final approval of the settlement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

Overview

We have pursued a strategy, for over five years, to put ourselves into the center of the marketplace for both the way entertainment content is being delivered to consumers and the way in which consumers discover, acquire, manage and enjoy content on the variety of electronic devices owned today and being developed and introduced into the marketplace in the coming years. Over the course of those years, we saw the market with respect to those strategic imperatives shift from physical to digital distribution of content, and saw the transformation caused by the Internet accelerated by the adoption of connected devices other than PCs, for instance “connected” devices (such as televisions and Blu-ray players with built-in ability to connect to the Internet), tablets and smartphones. In the course of evaluating and pursuing this strategy, we identified the importance of metadata (in-depth data about entertainment content, artists and celebrities, including socially generated data) which led us to acquire metadata operations, as well as interactive program guide (“IPG”) technology, to help consumers discover content of interest. Additionally, we recognized that certain businesses, interested in building their own IPGs or other entertainment applications, require, in addition to a patent license, capabilities or services that we can provide. Therefore, we expanded our product offerings to include Web services called Rovi Cloud Services. We have focused on delivering an end-to-end solution that enables our customers and their consumers to create, discover, manage, acquire, share and enjoy digital entertainment. Additionally, through advertising within an IPG or other application on a connected device, we have created another revenue opportunity in which our customers can share. Our customers have primarily been other businesses who deal directly with consumers. Our offerings have included IPGs, IPG advertising, Web services (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition, our customers have licensed our patents in order to deploy their own IPG or a third party IPG.

On February 17, 2011, we acquired Sonic Solutions (“Sonic”) for approximately $763.1 million in cash and stock. We believe the Sonic acquisition not only enhances our offerings, but more importantly facilitates the next step forward in our strategy: to acquire capability to allow consumers, who have found content they are seeking using our guides, technologies and metadata, to enjoy that content in multiple environments from multiple sources on any device.

As a part of the Sonic acquisition, we acquired the DivX, RoxioNow and Roxio Consumer Software businesses, as well as Sonic’s MainConcept and professional products groups. DivX is focused on creating products and providing services that improve the way consumers experience media. DivX offers a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media. DivX codecs and media players have been downloaded by consumers hundreds of millions of times. DivX also licenses similar technology to consumer electronics (“CE”) manufacturers and certifies their products to ensure the interoperable support of DivX encoded content. DivX receives a royalty and/or license fee for DivX certified devices shipped by its customers. DivX technology has been embedded in over 400 million CE devices in a broad range of categories including DVD players, Blu-ray players, Digital Televisions, mobile phones, tablets, gaming consoles and set-top boxes (“STB”). In addition to this licensing revenue, DivX also generates revenue from licensing upgraded versions of its free software on-line directly to consumers, referral fees and content distribution.

The RoxioNow business provides a “white-label” service to companies that want to distribute, either in a sale or rental model, premium entertainment content directly to consumers using the Internet for delivery. Customers include traditional retailers, CE manufacturers, and companies looking to provide over-the-top (OTT) video-on-demand (VOD) services to “connected” devices. We plan on utilizing RoxioNow to offer our Service Provider customers an IP VOD offering, initially supporting VOD to non STB devices. RoxioNow has historically provided its “white-label” service to companies distributing premium entertainment content in the United States. Subsequent to acquiring RoxioNow, we launched support for an OTT VOD provider in the Middle East and we plan on providing a “white-label” service in Canada and Europe later this year. Additionally, just prior to the close of the Sonic acquisition, Sonic acquired Nowtilus Online mbH (“Nowtilus”). Nowtilus provides “white-label” OTT VOD solutions to companies looking to provide premium entertainment content to connected devices in Germany.

The Roxio Consumer Software business provides software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices. The Roxio Consumer Software business offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Burn, Roxio Copy & Convert, Roxio Creator, Roxio Easy LP to MP3, Roxio Easy VHS to DVD, Toast, VideoWave, WinOnCD, and others. These products are sold in a number of different versions and languages. These products are distributed through various channels, including “bundling” arrangements with original equipment manufacturers “OEMs”, volume licensing programs, the Roxio web store, and third party web-based and “bricks and mortar” retail stores. The Company also markets the core technology that powers Roxio software products to other companies who wish to build their own PC software products.

The professional products group offers software under the Scenarist, CineVision, and DVDit product names to major motion picture studios, high-end authoring houses and other professional customers. MainConcept provides toolkits for video encoding and decoding supporting a wide range of standard formats including an H.264 codec solution and a wide range of other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets.

Additionally, on February 28, 2011, we acquired SideReel, Inc. (“SideReel”) for approximately $35.5 million in cash. SideReel provides an advertising supported website to help consumers find, track and watch online popular network and cable TV shows, movies, and Web TV series. SideReel has over 10 million monthly unique visitors and 2.5 million registered users.

We group our revenue into the following categories – (i) service providers, (ii) CE manufacturers, and (iii) consumer software and other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. Service providers deploy such products and services of ours as Passport Echo, Passport DCT, Passport, i-Guide and the Rovi Cloud Services. We also include in service provider revenues ad revenue generated from our consumer websites such as AllRovi.com and SideReel.com. CE manufacturers deploy such products and services of ours as Connected Platform, TotalGuide, RoviGuide, the Rovi Cloud Services, DivX, G-GUIDE, VCR Plus+, LASSO, Tapestry and ACP. Consumer software and other includes our Roxio consumer software business, RoxioNow, MainConcept, Sonic Pro tools as well as our business of licensing our extensive database of descriptive information about television, movie, music and video game content and our entertainment company content protection products, technologies and services such as ACP, RipGuard, CopyBlock and BD+.

Results of Operations

The following tables present our condensed consolidated statements of income for our continuing operations compared to the prior year (in thousands).

	Three Months Ended
	March 31,
	2011	2010	Change $	Change %
Revenues:
Service providers	$72,843	$67,399	5,444	8%
CE manufacturers	64,141	48,579	15,562	32%
Consumer software and other	24,471	13,392	11,079	83%

Total revenues	161,455	129,370	32,085	25%

Costs and expenses:
Cost of revenues	25,265	41,456	(16,191)	-39%
Research and development	33,793	25,332	8,461	33%
Selling, general and administrative	46,245	34,060	12,185	36%
Depreciation	4,668	4,771	(103)	-2%
Amortization of intangible assets	26,118	20,582	5,536	27%
Restructuring and asset impairment charges	2,493	-	2,493	NA

Total costs and expenses	138,582	126,201	12,381	10%

Operating income from continuing operations	22,873	3,169	19,704	622%
Interest expense	(12,986)	(10,910)	(2,076)	19%
Interest income and other, net	1,984	(396)	2,380	-601%
Gain (loss) on interest rate swaps and caps, net	85	(6,336)	6,421	-101%
Loss on debt redemption	(9,070)	(14,313)	5,243	-37%

Income (loss) from continuing operations before taxes	2,886	(28,786)	31,672	-110%
Income tax benefit	(14,392)	(108,520)	94,128	-87%

Income from continuing operations, net of tax	17,278	79,734	(62,456)	-78%
Loss from discontinued operations, net of tax	(243)	(11,639)	11,396	-98%

Net income	$17,035	$68,095	(51,060)	-75%

Service Providers Revenue

For the three months ended March 31, 2011, revenue from service providers increased by 8%, compared to the same period in the prior year. This increase was primarily due to a $4.9 million increase in IPG product revenues. IPG product revenues benefited from continued domestic digital subscriber growth and rate increases on renewed agreements. We expect revenue from licensing our IPG products and patents to continue to grow in the future from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, and from continued digital subscriber growth.

CE Manufacturers Revenue

For the three months ended March 31, 2011, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 32% compared to the same period in the prior year. Driving the increase were $9.6 million in revenue from the addition of DivX products, acquired in the Sonic acquisition, and a $6.8 million increase in legacy Rovi product revenues, due in part to increased digital TV shipments in the fourth quarter of 2010 by our licensees in Japan. Going forward, we anticipate increases in sales of our digital products, as well as licensing of our patents to CE manufacturers, to be significantly offset by declines in our revenue from analog products.

Consumer Software and Other Revenue

Consumer Software and Other Revenue increased primarily due to Roxio and other products acquired in the Sonic acquisition contributing $11.2 million in revenue. The Company’s content protection and entertainment metadata revenue were flat as compared to the same period in the prior year.

Cost of Revenues

For the three months ended March 31, 2011, cost of revenues decreased from the same period in the prior year primarily due to the prior year including $24.5 million in costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition. These primarily related to the resolution of the DirecTV and Thomson matters (see Note 16 to the Condensed Consolidated Financial Statements). This decrease was partially offset by $5.7 million in additional costs related to the acquired Sonic operations and an increase in patent litigation costs.

Research and Development

For the three months ended March 31, 2011, research and development expenses increased from the same period in the prior year primarily due to $7.2 million in costs related to the acquired Sonic operations and an increase in stock compensation expense.

Selling, General and Administrative

For the three months ended March 31, 2011, selling, general and administrative expenses increased from the same period in the prior year primarily due to $8.2 million in costs related to the operations of Sonic, a $1.7 million increase in stock compensation expense and costs related to the Sonic transaction and integration activities.

Amortization of Intangible Assets

For the three months ended March 31, 2011, amortization of intangible assets increased from the same period in the prior year primarily due to amortization related to the intangible assets acquired in the Sonic and SideReel acquisitions.

Restructuring and Asset Impairment Charges

In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations resulting in severance of $1.5 million and $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options. This restructuring was done in order to create cost efficiencies for the combined Company.

Interest Expense

For the three months ended March 31, 2011, interest expense increased compared to the same period in the prior year due to an increase in average debt outstanding. On February 7, 2011, two of the Company’s subsidiaries jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan (“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”) (See Note 5 to the Condensed Consolidated Financial Statements).

Interest Income and Other, Net

Interest income and other, net, was income of $2.0 million for the three months ended March 31, 2011, versus expense of $0.4 million for the three months ended March 31, 2010. The change is primarily due to the prior year including a $1.4 million loss from the sale of the Guideworks LLC joint venture. Also contributing to the change is an increase in interest income of $0.3 million and the current period including $0.3 million in foreign exchange gains while the same period in the prior year included $0.2 million in foreign exchange losses.

Gain on interest rate swaps and caps, net

We have not designated any of our interest rate swaps and caps as hedges and therefore record the changes in fair value of these instruments in our condensed consolidated statements of income. As we have entered into offsetting swaps we do not expect to have significant gains or losses on a prospective basis (see Note 7 to the Condensed Consolidated Financial Statements).

Loss on Debt Redemption

During the three months ended March 31, 2011, we repurchased $93.8 million in par value of our 2040 Convertible Notes for $127.5 million and recorded a $6.2 million loss on debt redemption. In addition we repurchased $88.1 million in par value of our 2011 Convertible Notes for $188.3 million and recorded a $2.9 million loss on debt redemption. These losses on debt redemption represent the difference between the carrying value of the convertible notes retired and the amount allocated to the liability component of the notes and the write-off of the related note issuance costs (see Note 5 to the Condensed Consolidated Financial Statements).

During the three months ended March 31, 2010, we spent $207.2 million to pay-off and retire our term loan. We realized a $12.5 million loss on redemption, primarily due to writing off the remaining note issuance costs. In addition, we repurchased $40.9 million in par value of our 2011 Convertible Notes for $56.4 million and recorded a $1.8 million loss on debt redemption which represents the difference between the carrying value of the 2011 Convertible Notes retired and the amount allocated to the liability component of the notes and the write-off of the related note issuance costs.

Income Taxes

We recorded an income tax benefit from continuing operations for the three months ended March 31, 2011, of $14.4 million including a discrete benefit of $18.7 million, primarily from the reduction in our deferred tax asset valuation allowance resulting from our acquisitions of Sonic and SideReel and the loss on debt redemptions. The Sonic and SideReel acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets described in Note 3 to the Condensed Consolidated Financial Statements. These net deferred tax liabilities are a source of future taxable income which allows us to reduce our valuation allowance. The change in our pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting and has been credited to income tax expense. We recorded an income tax benefit from continuing operations for the three months ended March 31, 2010, of $108.5 million, primarily as a result of entering into the closing agreement with the Internal Revenue Service described below regarding the character and amount of tax loss from the 2008 sale of our TV Guide Magazine business. Income tax expense is based upon an annual effective tax rate forecast including estimates and assumptions that could change during the year.

During the three months ended March 31, 2010, we entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that we recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of our TV Guide Magazine business. To account for the PFA closing agreement, we (i) recorded a discrete tax benefit for the release of $576.9 million of reserves for uncertain tax positions previously netted against its deferred tax assets, (ii) reduced the deferred tax asset originally established in connection with the tax loss by $115 million to reflect the PFA closing agreement and (iii) established a valuation allowance of $347 million against our deferred tax assets as a result of determining that it is more likely than not that our deferred tax assets would not be realized.

At March 31, 2011, we reviewed the determination made at March 31, 2010, that it is more likely than not that our deferred tax assets will not be realized. While we believe that our fundamental business model is robust, there has not been a change from the March 31, 2010 determination that it is more likely than not that our deferred tax assets will not be realized and as such we have maintained a valuation allowance against deferred tax assets at March 31, 2011.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2011, includes expenses we recorded for indemnification claims related to the Software business which was disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements. These Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, equity-based compensation, goodwill and intangible assets, impairment of long-lived assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

As a part of the Sonic acquisition, we acquired certain products and services which we had not previously offered. We have updated our revenue recognition policy to reflect our accounting for these Sonic products and services. There have been no other material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is reasonable assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered and whether the delivered element has stand-alone value to the customer (2) determine the fair value of each element using the selling price hierarchy of vendor specific objective evidence “VSOE”, third party evidence “TPE” or estimated selling price “ESP”, as applicable; and (3) allocate the total consideration among the various elements based on the relative selling price method.

We account for cash consideration (such as sales incentives) given to our customers or resellers as a reduction of revenue, rather than as an operating expense unless we receive a benefit that is separate from the customer’s purchase and for which we can reasonably estimate the fair value of the benefit.

Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

CE and Service Provider Licensing

We license our proprietary IPG technology, codec technology and ACP technology to CE manufacturers, integrated circuit makers, service providers and others. We generally recognize revenue from licensing our technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. Our recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the licensee. We have established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer ships the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, certain IPG licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. We often enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, we generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term. In addition, we also enter into agreements in which the licensee pays us a one-time fee for a perpetual license to our ACP technology. Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

We also generate advertising revenue through our IPGs. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

Roxio Consumer Software Products

Except in the case of consignment arrangements, we recognize revenue from the sale of packaged software products when title transfers to the distributor or retailer. When we sell packaged software products to distributors and retailers on a consignment basis, we recognize revenue upon sell-through to an end customer.

Our distributor arrangements often provide distributors with certain product rotation rights. We estimate returns based on our historical return experience and other factors such as channel inventory levels and the introduction of new products. These allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent we have legal right of offset, otherwise they are recorded in accrued expenses and other current liabilities. If future returns patterns differ from past returns patterns, for example due to reduced demand for our products, we may be required to increase these allowances in the future and may be required to reduce future revenues.

We also license our software to OEMs who include it with the PCs they sell. We generally receive a per-unit royalty and recognize this revenue upon receipt of the customer royalty report.

RoxioNow Entertainment Delivery Solution

We recognize service fees we receive from retailers and others for operating their storefronts on a straight-line basis over the period we are providing services. We recognize transaction revenue from the sale or rental of individual content titles in the period when the content is purchased and delivered. Transaction revenue is recorded on a gross basis when we are the primary obligor and is recorded net of payments to content owners and others when we are not the primary obligor. We are generally the primary obligor when we are the merchant of record.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations. Our continuing operating activities provided net cash of $48.6 million in the three months ended March 31, 2011, versus using cash of $18.1 million in the three months ended March 31, 2010. Cash from operating activities increased from the prior period primarily due to increased sales compared to the same period in the prior year and the prior period including the payment of costs associated with indemnification and other claims related to the resolution of the DirecTV and Thomson matters (see Note 16 to the Condensed Consolidated Financial Statements). The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Form 10-Q.

Net cash used in investing activities from continuing operations increased to $341.8 million for the three months ended March 31, 2011, from $7.3 million in the same period in the prior year. The three months ended March 31, 2011, included using $419.2 million (net of cash acquired) to acquire Sonic and SideReel partially offset by $80.9 million in net marketable securities sales. Included in 2010 investing activities was $5.7 million used to acquire MediaUnbound, Inc. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $20 million and $25 million for the full year in 2011.

Net cash provided by financing activities from continuing operations increased to $374.0 million for the three months ended March 31, 2011, from $104.4 million in the same period in the prior year. During the three months ended March 31, 2011, we entered into a $750 million ($733.2 million, net of discounts and issuance costs) senior secured credit facility, repurchased $93.8 million in par value of our 2040 Convertible Notes for $127.5 million, repurchased $88.1 million in par value of our 2011 Convertible Notes for $188.3 million and repurchased $67.0 million of our common stock. During the three months ended March 31, 2010, we issued $460.0 million in convertible debt ($446.5 million, net of issuance costs)

and paid $207.2 million to pay-off and retire the 2008 term loan. In addition, we repurchased $40.9 million in par value of our 2011 Convertible Notes for $56.4 million and repurchased $100.0 million of our common stock.

As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes (the “2040 Convertible Notes”) due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of March 31, 2011, $366.2 million par value of the 2040 Convertible Notes remain outstanding.

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

In August 2006, our wholly-owned subsidiary, Rovi Solutions, issued the 2011 Convertible Notes which may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). As of March 31, 2011, $46.6 million par value of the 2011 Convertible Notes remain outstanding.

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

In December 2010, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. This $400.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the three months ended March 31, 2011, we repurchased 1.2 million shares of our common stock for $67.0 million and had $333.0 million remaining under our existing stock repurchase authorization. In December 2010, our Board of Directors authorized the repurchase of up to $200.0 million of our convertible notes. In February 2011, our Board of Directors replaced the December authorization with a new repurchase authorization of up to $300 million of debt outstanding. During the three months ended March 31, 2011, prior to the February 2011 authorization, we spent $113.9 million repurchasing our convertible notes under the December 2010 authorization. During the three months ended March 31, 2011, $201.9 million were repurchased under the February 2011 authorization. As of March 31, 2011, we had $98.1 million remaining under the existing February 2011 repurchase authorization. In May 2011, our Board of Directors authorized the repurchase of up to $300.0 million of debt outstanding. This authorization includes any amounts which were outstanding under previously authorized debt repurchase programs.

On February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan (“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”). Both term loans are guaranteed by us and certain of our domestic and foreign subsidiaries and are secured by substantially all of our assets. Term Loan A requires annual amortization payments and matures on February 7, 2016 and the Term Loan B requires quarterly amortization payments and matures on February 7, 2018. Term Loan A bears interest, at our election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum and was issued at a discount of $2.8 million discount to par value. Term Loan B bears interest, at our election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0% and was issued at a $0.8 million discount to par value. The senior secured credit facility includes financial performance covenants (a maximum total leverage ratio and a minimum interest coverage ratio), provisions for optional and mandatory repayments (an annual excess cash flow payment and payments due upon sale of assets, among others), restrictions on the issuance of new indebtedness, restrictions on certain payments (repurchases of Company stock and dividends payments, among others) and other representations, warranties and covenants which are customary for a secured credit facility. As of March 31, 2011, the Term Loan A and Term Loan B balances were $447.3 million and $299.3 million, net of discount, respectively.

As of March 31, 2011, we had $280.4 million in cash and cash equivalents, $276.1 million in short-term investments and $142.1 million in long-term marketable securities.

We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Impact of Recently Issued Accounting Standards

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $640.2 million as of March 31, 2011. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At March 31, 2011, the fair value of our auction rate securities portfolio totaled approximately $17.7 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.

We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.3 million decrease in the fair value of our fixed income available-for-sale securities as of March 31, 2011.

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

Indebtedness. We have two convertible notes outstanding, our 2040 Convertible Notes with a par value of $366.2 million and the 2011 Convertible Notes with a par value of $46.6 million. In February 2011 two of our subsidiaries jointly borrowed $750 million under a senior secured credit facility. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.

Interest Rate Swaps and Caps. In March 2010, in connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in February 2015. In addition, we also entered into interest rate swaps with a notional amount of $185.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in August 2011. In November 2010, we entered into additional swaps with a notional amount of $460.0 million under which we pay a fixed rate which gradually increases from 0.203% for the six month settlement period ending in February 2011, to 2.619% for the six month settlement period ending in August 2015 and receive a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in August 2015. In November 2010, we also entered into additional swaps with a notional amount of $185.0 million under which we pay a fixed rate which increases from 1.783% for the settlement period ending in February 2011, to 1.875% for the six month settlement period ending in August 2011 and receive a floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears. These swaps expire in August 2011.

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

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, except for the potential impact from reporting the Sonic acquisition (See Note 3 to the Condensed Consolidated Financial Statements). We are currently in the process of assessing and integrating Sonic’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities over the next three to nine months. Prior to being acquired by us, Sonic was a public company. In conjunction with Sonic’s Form 10-K for the year ended March 31, 2010, Sonic’s management reported in its assessment that as of March 31, 2010, Sonic maintained effective internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, Sonic’s independent registered public accounting firm issued an opinion that Sonic maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sonic Acquisition Litigation

Vassil Vassilev v. Sonic Solutions, et al., Matthew Barnes v. Habinger [sic] et al, Diana Willis v. Sonic Solutions, et al., Mark Chropufka v. Sonic Solutions, et al. and Joann Thompson v. Sonic Solutions, et al., filed in California Superior Court for the County of Marin. On January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the

County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic Solutions, the members of its board of directors, the Company and Sparta Acquisition Sub, arising out of the proposed transaction between Company and Sonic. On January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew Barnes v. Habinger [sic] et al., Mark Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al., respectively (the “Lawsuits”). The Lawsuits allege that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process. The Lawsuits allege that the Company and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties. In January 2011, the above actions were consolidated and an amended consolidated complaint was filed adding allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by Sonic on January 14, 2011 and seeking to enjoin the acquisition of Sonic by the Company, to rescind the transaction in the event it is consummated, to impose a constructive trust, and monetary damages, fees and costs in an unspecified amount.

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

DivX Acquisition Litigation

In connection with Sonic’s acquisition of DivX prior to the acquisition of Sonic by the Company, two sets of shareholder class action lawsuits were filed against DivX, members of the DivX board of directors, Sonic, Siracusa Merger Corporation, and Siracusa Merger LLC, alleging breaches of fiduciary duty by the DivX board of directors in connection with the merger. The first set of lawsuits, captioned Gahlen v. DivX, Inc. et al. (Case No. 37-2010-00094693-CU-SL-CTL), and Pared v. DivX, Inc. et al. (Case No. 37-2010-00096242-CU-SL-CTL), were filed in Superior Court of the State of California, County of San Diego, and were consolidated as In re DivX, Inc. Shareholder Litigation (Case No. 37-2010-00094693-CU-SL-CTL). The second set of lawsuits, captioned Chropufka v. DivX, Inc. et al. (C.A. No. 5643-CC), and Willis v. DivX, Inc. et al. (C.A. No. 5647-CC), were filed in Delaware Chancery Court, and were consolidated as In re DivX, Inc. Shareholders Litigation (Consolidated C.A. No. 5463-CC). The lawsuits, brought by individual DivX stockholders purportedly on behalf of a class of DivX stockholders, sought, among other things, to enjoin defendants from completing the merger pursuant to the terms of the merger agreement. The parties executed a Stipulation of Settlement on December 29, 2010. On April 22, 2011, the Court granted final approval of the settlement.

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

The markets for our products and technologies are characterized by rapid change and technological evolution. We will need to continue to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop timely and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times, such changes can be dramatic, such as the shift from VHS videocassettes to DVDs for consumer playback of movies in homes and elsewhere or the transition from packaged media to Internet distribution. Our future success depends to a great extent on our ability to develop and timely deliver innovative technologies that are widely adopted in response to changes in the technology and entertainment industries and that are compatible with the technologies or products introduced by other entertainment industry participants. Despite our efforts and investments in developing new products, services and technologies:

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

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do, which could reduce demand for our products or render them obsolete and if competition increases or if we are unable to effectively compete with existing or new competitors, the result could be price reductions, fewer customers and loss of market share, any of which could result in less revenue and harm our business.

Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, over the top applications, printed television guides in newspapers and weekly publications, and local cable television guides. Our IPG products also compete against customers who choose to build their own IPG and license our intellectual property. In the connected device middleware and metadata marketplace, there is competition not only from other companies, but also from customer-implemented internally-developed solutions. We believe that our DVD digital-to-analog copy protection and videocassette copy protection systems currently have limited competition. It is possible, however, that alternative copy protection technologies could become competitive. Additionally, new competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas.

The markets for the consumer hardware and software products sold by our OEM customers are competitive and price sensitive. Licensing fees for our technologies, products and services, particularly in the physical media area, may decline due to competitive pricing pressures and changing consumer demands. In addition, our retail sales business is also subject to competitive pricing pressures, and we may experience pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and could adversely affect our operating results. To increase per unit royalties, we must continue to introduce new, highly functional versions of our technologies, products and services for which we can charge higher amounts. Any inability to introduce such technologies, products and services in the future or other declines in the amounts we can charge would also adversely affect our revenues.

Our DivX and RoxioNow solutions face competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. Those potential competitors currently include Adobe Systems, Apple Computer, Google, Microsoft, and Yahoo!. We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. In addition, we compete with companies such as Yahoo!, VUDU, Inc., a subsidiary of Wal-Mart Stores, Inc., Boxee, Inc. and with internally developed proprietary solutions developed by hardware device manufacturers and integrated circuit manufacturers in our development and marketing of technologies to enable the next generation of Internet-enabled consumer electronics devices. Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. In addition, a number of companies such as Adobe Systems, Apple Computer, Ateme, Google, Microsoft, and RealNetworks offer video formats that compete with our proprietary video format. We also face competition from subscription entertainment services, cable and satellite providers, DVDs and other emerging technologies and products related to content distribution. Our content distribution platforms and services face significant competition from services, such as peer-to-peer and content aggregator services, which allow consumers to directly access an expansive array of content without securing licenses from content providers.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. In addition, some of our current or potential competitors, such as Apple Computer, Dolby Laboratories, Microsoft and Sony, may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing products and technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing products and technologies at lower prices than our products and technologies. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and introduce new high-quality technologies and products to meet the wide variety of such competitive pressures. Our ability to generate revenues from our business will suffer if we fail to do so successfully.

Our business may be adversely affected by fluctuations in demand for consumer electronics devices incorporating our technologies.

We derive significant revenues from CE manufacturer license fees for our solutions that are based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. Global economic downturns may significantly impact demand for such CE devices. As a result, our future operating results may be adversely impacted by fluctuations in sales of consumer electronics devices employing our technologies.

Additionally, we generate revenue from PC OEMs who bundle our software with their PC on a per device basis. PC manufacturers are under intense competitive and pricing pressure and in turn regularly cut features and demand cost reductions from their suppliers. Additionally, PC sales have slowed as consumers find alternative devices to meet their needs and the continuation of this trend could adversely impact our future operating results. The decision by manufacturers to incorporate our solutions into their products is a function of what other guide technologies and products are available. Our future operating results may be adversely impacted as a result of CE manufacturers opting not to incorporate our technology into their devices as a result of other available alternatives.

Dependence on the cooperation of cable multi system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers, television broadcasters, hardware manufacturers, publications, data providers and delivery mechanisms could adversely affect our revenues.

We rely on third party providers to deliver our IPG data to CE devices that include our IPG. Further, our national data network provides customized and localized listings to our IPG service for MSOs and DBS providers and licensees of our data used in third party IPGs for MSOs and DBS providers. In addition, we purchase some of our program guide information from commercial vendors. The quality, accuracy and timeliness of that data may not continue to meet our standards or be acceptable to consumers. We also rely on other arrangements in the United States, which are not long-term, with other broadcasters for secondary carriage of our IPG data to CE devices. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms. Our inability to renew these existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively transmit our IPG data to CE devices could have a material adverse effect on our CE IPG business.

Our IPG data to CE devices broadcast can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. Furthermore, in order for CE devices that incorporate our IPG to receive our data, such data must also be able to pass through any receivers through which such CE devices are receiving television programming signals. Even if our IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our IPG data to CE devices. Widespread impedance of our IPG data to CE devices in any of the manners set forth above could have a material adverse impact on our CE IPG business.

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

We have expanded our technology base in the past through strategic acquisitions of companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. We may not realize the anticipated benefits of acquisitions and divestitures we have completed in the past or the benefits of any other acquisitions or divestitures we may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

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

Our operating expenses have increased due to the increased headcount, expanded operations and changes related to the Sonic acquisition. These expenses exceed the anticipated savings from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the businesses following the completion of the Sonic acquisition. In addition, we may incur additional material charges in subsequent fiscal quarters following the acquisition to reflect additional merger-related costs.

The merger agreement governing the acquisition of Sonic and its subsidiaries also did not contain any post-closing indemnification provisions. Therefore, any claims for known or unknown Sonic or DivX liabilities, whether related to intellectual property ownership, infringement or otherwise, are our responsibility. Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management’s attention.

To the extent that expenses increase but revenues do not, there are unanticipated expenses related to the process of integrating the Sonic or DivX businesses, or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition may be adversely affected. In addition, failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of Rovi’s common stock.

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to identify or complete any acquisition or divestiture in the future. Further, the terms of our indebtedness constrains our ability to make and finance additional acquisitions or divestitures.

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

Our ability to maintain and enforce our trademark rights has a large impact on our ability to prevent third party infringement of our brand and technologies and if we are unable to maintain and strengthen our brands, our business could be harmed.

Maintaining and strengthening our brands is important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies and products. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets may suffer. Because we engage in relatively little direct brand advertising, the promotion of our brand depends, among other things, upon hardware device manufacturing partners displaying our trademarks on their products. If these partners choose for any reason not to display our trademarks on their products, or if our partners use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. We generally rely on enforcing our trademark rights to prevent unauthorized use of our brand and technologies. Our ability to prevent unauthorized uses of our brand and technologies would be negatively impacted if our trademark registrations were overturned in the jurisdictions where we do business. Our brand and logo are widely used by consumers and entities, both licensed and unlicensed, in association with digital video compression technology, and if we are not vigilant in preventing unauthorized or improper use of our trademarks, then our trademarks could become generic and we would lose our ability to assert such trademarks against others. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brand and logo in such jurisdiction. We have not filed trademark registrations in all jurisdictions where our brand and logo are used.

We may be subject to legal liability for the provision of third-party products, services, content or advertising.

We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or via distribution on our websites or in connection with our various products or service offerings. For example, we license or incorporate certain entertainment metadata into our data offerings. Certain of these arrangements involve enabling the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights, violation of United States federal CAN-SPAM legislation, and infringement of intellectual property rights. We require users of our services to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented procedures to enforce such terms of use on certain of our services, including taking down content that violates our terms of use for which we have received notification, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our services, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties’ proprietary rights (especially patents), including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights relating to video or music content, or alleging unfair competition or violations of privacy rights. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. Regardless of the merits of such claims, any disputes with third parties over intellectual property rights could materially and adversely impact our business, including by resulting in the loss of management time and attention to our core business, the significant cost to defend ourselves against such claims or reducing the willingness of licensees to incorporate our technologies into their products. Additionally, we have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content owners, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products or providing our services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers, strategic partners or the current owners of businesses that we divested, which could increase our defense costs and potential damages. For example, we have received notices and lawsuits from certain customers requesting indemnification in patent-related lawsuits. We evaluate the requests and assess whether we believe we are obligated to provide such indemnification to such customers on a case by case basis. Customers or strategic partners making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations. Furthermore, these types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

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

We have indebtedness which could adversely affect our financial position.

As of March 31, 2011, we had total debt with a par value of approximately $1,162.8 million of which $46.6 million of borrowings are under 2011 Convertible Notes issued by one of our subsidiaries and $366.2 million are under our 2040 Convertible Notes. On February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan. Both term loans are guaranteed by us and certain of our domestic and foreign subsidiaries and are secured by substantially all of our assets. The 5-year term loan requires annual amortization payments and matures on February 7, 2016 and the 7-year term loan requires quarterly amortization payments and matures on February 7, 2018. Our indebtedness may:

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

On February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility. The senior secured credit facility contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

Repayment of debt is dependent on cash flow generated by our subsidiaries and their respective subsidiaries.

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

We may be subject to market risk and legal liability in connection with the data collection capabilities of our various online services.

Many components of our online services include interactive components that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, we collect certain information from users. Collection and use of such information may be subject to United States state and federal privacy and data collection laws and regulations, standards used by credit card companies applicable to merchants processing credit card details, and foreign laws such as the EU Data Protection Directive. We post our privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between client and server products. Any failure by us to comply with such posted privacy policies, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our online services, technologies and products and subject us to fines, litigation or other liability.

In addition, the Children’s Online Privacy Protection Act imposes civil and criminal penalties on persons collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our websites or services to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate this or other similar laws. The manner in which such laws may be interpreted and enforced cannot be fully determined, and future legislation similar to this law could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.

Improper conduct by users could subject us to claims and compliance costs.

The terms of use and end-user license agreements for our products and services prohibit a broad range of unlawful or undesirable conduct. However, we are unable to block access in all instances to users who are determined to gain access to our products or services for improper motives. Claims may be threatened or brought against us using various legal theories based on the nature and content of information or media that may be created, posted online or generated by our users or the use of our technology. This risk includes actions by our users to copy or distribute third-party content. Investigating and defending any of these types of claims could be expensive, even if the claims do not ultimately result in liability. In addition, we may incur substantial costs to enforce our terms of use or end-user license agreements and to exclude certain users of our services or products who violate such terms of use or end-user license agreements, or who otherwise engage in unlawful or undesirable conduct.

We may incur litigation costs and distraction of management relating to defending shareholder lawsuits filed against Sonic, the members of its board of directors, and Rovi challenging the acquisition, and handling related indemnification claims.

As described in Note 16 to the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q, Sonic, the members of its board of directors, and Rovi are named as defendants in purported shareholder class action lawsuits brought by certain Sonic shareholders as plaintiffs, on the grounds that Sonic’s directors allegedly breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value, by approving the merger transaction via an unfair process and by causing omissions in the Schedule 14D-9 Recommendation Statement filed by the Company on January 14, 2011.

We have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under applicable law and our bylaws and articles of incorporation and their indemnification agreements. Such obligations may apply to the lawsuits. An unfavorable outcome, to the extent not covered by Sonic’s directors and officers insurance, could result in substantial costs to the Company.

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

Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	DVD authoring facilities, mastering houses and replicators;

•	DVD authoring tools software companies and replicator test equipment suppliers;

•	semiconductor and equipment manufacturers;

•	operators of entertainment content distributors, including PPV and VOD networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, DVD hardware manufacturers and PC manufacturers;

•	content right holders;

•	retailers and advertisers;

•	DRM suppliers; and

•	Internet portals and other digital distribution companies.

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

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of CE products. As a result, it is more difficult for individual companies to have their technologies widely adopted as an informal industry standard. In addition, there are a large number of companies, including companies that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard. Examples of this include MPEG-LA (codecs and DRM licensing); Blu-ray DVD (high definition DVD format); and Digital Living Network Alliance (DLNA) and the Universal Plug and Play (UPnP) Forum (interoperability of consumer electronics devices). If our technologies are not supported by these standards bodies or patent pools, it may be more difficult for us to grow our business in the future. Our major customers may have a large influence on industry standards and the widespread adoption of new technologies. The selection of alternative technologies to ours or to those on which our technologies operate would harm our business.

Because many of our technologies, products and services are designed to comply with industry standards, to the extent we cannot distinguish our technologies, products and services from those sold by our competitors, our current distributors and customers may choose alternate technologies, products and services or choose to purchase them from multiple vendors.

We cannot provide any assurance that the industry standards for which we develop new technologies, products and services will allow us to compete effectively with companies possessing greater financial and technological resources than we have to market, promote and exploit sales opportunities as they arise in the future. Technologies, products and services that are designed to comply with standards may also be viewed as interchangeable commodities by certain customers. We may be unable to compete effectively if we cannot produce technologies and products more quickly or at lower cost than our competitors. Further, any new technologies, products and services developed may not be introduced in a timely manner or in advance of our competitors’ comparable offerings and may not achieve the broad market acceptance necessary to generate significant revenues.

We rely on distributors, resellers and retailers to sell our consumer products, and disruptions to these channels could affect adversely our ability to generate revenues from the sale of these products.

We sell our retail consumer software to end-users via retail channels through a network of distributors and resellers, and rely on two distributors for a significant portion of sales. Any decrease in revenue from these distributors or the loss of one of these distributors and our inability to find a satisfactory replacement in a timely manner could negatively impact our operating results. Moreover, our failure to maintain favorable arrangements with our distributors and resellers may adversely impact our business. If our competitors offer our distributors, resellers or retailers more favorable terms, those distributors, resellers or retailers may de-emphasize, fail to recommend or decline to carry our products. If our distributors, resellers or retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be impacted negatively. Further, if we reduce the prices of our products, we may have to compensate our distributors, resellers or retailers for the difference between the higher price they paid to buy their inventory and the new lower prices of our products. In addition, we are exposed to the risk of product returns from distributors, resellers or retailers through their exercise of contractual return rights.

In addition, certain of our offerings are embedded in various PC and CE devices, which are then distributed through multiple retail channels. If we are not successful in establishing and maintaining appropriate OEM and distribution relationships, or if we encounter technological, content licensing or other impediments, our ability to grow these offerings could be adversely impacted, which could harm our business and operating results.

Because a portion of our revenue is generated through OEM customers, sales of these technologies, products and services are tied to OEM product sales.

A portion of the revenue attributable to the products acquired through the Sonic acquisition is derived from sales through OEM customers who either license the technologies, products and services and incorporate them into or bundle them with their products. Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of our technologies, products and services, which could in turn harm our business, financial condition and results of operations. Moreover, sales of these technologies, products and services depend in large part on consumer acceptance and purchase of PCs and CE devices such as DVD players, BD players, DVD recorders, television sets, mobile handsets and other digital media devices marketed by our OEM customers. Consumer acceptance of these OEM products depends significantly on the price and ease of use of these devices, among other factors. If the demand for these OEM products is impaired, our OEM sales may suffer a corresponding decline.

OEM customers can be demanding with respect to the features they demand, as well as with respect to quality and testing requirements and economic terms. Because there are a relatively small number of significant OEM customers, if they demand reduced prices, we may not be in a position to refuse such demands, which would adversely impact revenues and results of operations. If particular OEMs demand technologies, products or services that we are unable to deliver, or if they impose higher quality requirements than we are able to satisfy, we could lose those relationships, which would adversely impact our revenues and results of operations. Also, if our competitors offer their OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with OEMs, then these OEMs may not include our offerings with their products. Although we have maintained relationships with many of our OEMs for many years, if an OEM agreement with a major customer were terminated and we were unable to replace such relationship or if we are unable to maintain or expand our relationship with OEMs, our business and results of operations would suffer.

The recent earthquake, tsunami and resulting damage to CE device manufacturers and distributors based in Japan may adversely impact our future business in Japan.

Approximately 37% of our pro forma CE revenue in 2010 was derived from companies that operate in Japan. The March 11, 2011 earthquake and tsunami in Japan and resulting damage may result in an interruption in our business in Japan if the businesses of our CE manufacturer customers are interrupted because their factories, manufacturing facilities or distribution network are damaged or inoperable due to this natural disaster or resulting damage. If our CE manufacturer customers are unable to manufacture or distribute products that incorporate our technologies because of such business interruptions, our future operating results will be adversely impacted by such decreases in sales of CE devices employing our technologies.

The markets for our Advertising platform, web services and RoxioNow service may not develop and we may fail in our ability to fully exploit these new opportunities if these markets do not develop as we anticipate.

The market for Advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop our Advertising platform as a medium widely accepted by consumers and advertisers. In addition, MSO, DBS and Internet protocol television, or IPTV, providers who have a patent license from us are not required to provide Advertising, although many have. Therefore our ability to derive Advertising revenues from our patent licensees is also dependent on the implementation of Advertising by such licensees.

Our RoxioNow Service is a “white-label” service to companies that want to distribute, either in a sale or rental model, premium entertainment content directly to consumers using Internet Protocol for delivery. There is no assurance that consumers will widely adopt the RoxioNow Service or that it will become profitable. Online video distribution is a relatively new enterprise, and successful business models for delivering digital media over the Internet are not fully tested. We will invest significant time and money in building and organizing the premium content business, and its success could be jeopardized by difficulties in implementing and maintaining premium content information technology systems and infrastructure and/or by increased operating expenses and capital expenditures required in connection with online premium content offerings. Because we have limited experience with online premium content offerings, we cannot assure you that it will be successful or profitable.

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

We have entered into agreements with a large number of MSOs and DBS providers for the licensing or distribution of our technology, products and services. If consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps which could result in an adverse effect on the amount of revenue we receive under these agreements.

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

Our web-based revenue is vulnerable to third party operational problems and other risks.

We make certain of our products and services available through web-based retail sites operated by third party resellers. Under these arrangements, our reseller partners typically utilize co-branded sites, provide the infrastructure to handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment). Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, and issues relating to the use and protection of customer information. We rely on the third party resellers who operate these web stores for their smooth operation. Any interruption of these web stores could have a negative effect on our business. If our web store resellers were to withdraw from this business or change their terms of service in ways that were unfavorable to us, there might not be a ready alternative outsourcing organization available, and we might be unprepared to assume operation of the web stores. If any of these events occurs, our results of operations could be harmed.

Qualifying, certifying and supporting our technologies, products and services is time consuming and expensive.

We devote significant time and resources to qualify and support our software products on various PC and CE platforms, including Microsoft and Apple operating systems. In addition, we maintain high-quality standards for products that incorporate our technologies and products through a quality-control certification process. To the extent that any previously qualified, certified and/or supported platform or product is modified or upgraded, or we need to qualify, certify or support a new platform or product, we could be required to expend additional engineering time and resources, which could add significantly to our development expenses and adversely affect our operating results.

The success of certain of our solutions depends on the interoperability of our technologies with consumer hardware devices.

To be successful we design certain of our solutions to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players and recorders, Blu-ray players, digital still cameras, digital camcorders, portable media players, digital TVs, home media centers, set-top boxes, video game consoles, MP3 devices, multi-media storage devices and mobile handsets. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate certain of our technologies into their product offerings and ensure consistent playback of encoded files. Currently, a limited number of devices are designed to support our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate our technologies into their product offerings, our technologies may become less accessible to consumers, which would adversely affect our revenue potential.

Some software we provide may be subject to “open source” licenses, which may restrict how we use or distribute our software or require that we release the source code of certain products subject to those licenses.

Some of the products we support and some of our proprietary technologies incorporate open source software such as open source MP3 codecs that may be subject to the Lesser Gnu Public License or other open source licenses. The Lesser Gnu Public License and other open source licenses typically require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser Gnu Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We also take steps to disclose any source code for which disclosure is required under an open source license, but it is possible that we have or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers (both internal and outsourced) do not include open source software in products and technologies we intend to keep proprietary, we cannot be certain that open source software is not incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. Also, in relying on multiple software programmers to design products and technologies that we intend, or ultimately end up releasing in the open source community, we may discover that one or multiple such programmers have included code or language that would be embarrassing to us, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability.

We depend on studios to license or make available content for certain of our services and formats.

Our ability to provide our content delivery service depends on studios licensing content for online delivery. The studios have great discretion whether to license their content, and the license periods and the terms and conditions of such licenses vary by studio. If studios change their terms and conditions, are no longer willing or able to provide us licenses, or if we are otherwise unable to obtain premium content on terms that are acceptable, the ability to provide our content delivery service will be adversely affected, which could harm our business and operating results. In addition, a limited number of studios have agreed to make certain video content available in our media format but there is no assurance that we can enter into agreements with additional studios. In the event that we fail to reach agreement with such studios, our format may become less compelling to consumers and to retailers and potentially to CE licensees.

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

A significant portion of our revenue is derived from international sales. Economic, political, regulatory and other risks associated with our international business or failure to manage our global operations effectively could have an adverse effect on our operating results.

As of March 31, 2011, we had 5 major locations (defined as a location with more than 50 employees) and employed 683 employees outside the United States. We face challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.

We expect that international and export sales will continue to represent a substantial portion of our revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our solutions.

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

Because we sell our products worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements and the costs of complying with such laws (including consumer and data protection laws);

•	changes in, or weakening of copyright and intellectual property (patent) laws;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions or difficulty in obtaining export licenses for certain technology;

•	import and export restrictions and duties, including tariffs, quotas or taxes and other trade barriers and restrictions;

•	fluctuations in our net effective income tax rate driven by changes in the percentage of revenues that we derive from international sources;

•	changes in a specific country’s or region’s political or economic condition, including changes resulting from the threat of terrorism;

•	difficulty in staffing and managing foreign operations, including compliance with laws governing labor and employment; and

•	fluctuations in foreign currency exchange rates.

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

We face risks with respect to conducting business in China due to China’s historically limited recognition and enforcement of intellectual property and contractual rights and because of certain political, economic and social uncertainties relating to China.

In addition to other risks associated with our global business, we face risks due to the operations we conduct in China, which could be adversely affected by political, economic and social uncertainties in China. As of March 31, 2011, we had 320 employees in China, primarily carrying out research and development activities. Operations in China are subject to greater political, legal and economic risks than operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Any of the foregoing could limit the remedies available in the event of any claims or disputes with third parties.

In addition, we have direct license relationships with many consumer hardware device manufacturers located in China and a number of the OEMs that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect consumer hardware device manufacturing in China to continue to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face additional risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights by China-based consumer hardware device manufacturers may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue could be adversely affected.

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

Changes in the nature or level of customer support we provide customers of our technology, product and service offerings could cause us to defer the recognition of revenue, which could adversely impact our short-term operating results.

Our technologies, products and services contain advanced features and functionality that may require us to increase the levels of, or revise the nature of, our end user support. Our customers may also require us to provide various benefits over longer service terms. To the extent that we offer a greater degree of customer support and ongoing services, we may be required to defer a greater percentage of revenues into future periods, which could harm short-term operating results.

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

We generally do not collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country required us to collect sales or other taxes from past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and would likely have to pay such taxes out of our own funds.

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

Announcements by satellite television operators, cable television operators, major content providers or others regarding CE business combinations, evolving industry standards, consumer rights activists’ “wins” in government regulations or the courts, motion picture production or distribution or other developments could cause the market price of our common stock to fluctuate substantially.

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

Rovi Corporation
Authorized Officer:

Date:	May 10, 2011	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer:

Date:	May 10, 2011	By:	/s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date:	May 10, 2011	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer