Form 10-Q
period 2011-06-30
Rovi Corp
filed 2011-08-09
CIK 1424454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2011
Common stock, $0.001 par value	111,261,491

ROVI CORPORATION

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$161,010	$200,195
Short-term investments	335,110	295,120
Trade accounts receivable, net	128,030	78,672
Taxes receivable	6,459	6,811
Deferred tax assets, net	28,189	15,403
Prepaid expenses and other current assets	24,926	12,639

Total current assets	683,724	608,840
Long-term marketable securities	129,585	200,852
Property and equipment, net	39,415	39,205
Finite-lived intangible assets, net	928,112	702,385
Other assets	55,682	48,785
Goodwill	1,364,281	857,216

Total assets	$3,200,799	$2,457,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$99,317	$74,512
Deferred revenue	24,045	15,577
Current portion of long-term debt	53,760	130,816

Total current liabilities	177,122	220,905
Taxes payable, less current portion	62,912	56,566
Long-term debt, less current portion	1,028,298	378,083
Deferred revenue, less current portion	4,648	3,995
Long-term deferred tax liabilities, net	36,390	26,249
Other non current liabilities	22,628	19,293

Total liabilities	1,331,998	705,091
Redeemable equity component of convertible debt	164	3,859
Stockholders’ equity:
Common stock	120	112
Treasury stock	(306,058)	(134,931)
Additional paid-in capital	2,066,581	1,781,986
Accumulated other comprehensive loss	(618)	(1,139)
Retained earnings	108,612	102,305

Total stockholders’ equity	1,868,637	1,748,333

Total liabilities and stockholders’ equity	$3,200,799	$2,457,283

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$193,038	$133,908	$354,493	$263,278

Costs and expenses:
Cost of revenues	31,940	15,926	57,205	57,382
Research and development	46,039	22,618	79,832	47,950
Selling, general and administrative	53,169	33,854	99,414	67,914
Depreciation	5,109	4,621	9,777	9,392
Amortization of intangible assets	33,340	20,170	59,458	40,752
Restructuring and asset impairment charges	14,989	—	17,482	—

Total costs and expenses	184,586	97,189	323,168	223,390

Operating income from continuing operations	8,452	36,719	31,325	39,888
Interest expense	(14,178)	(10,939)	(27,164)	(21,849)
Interest income and other, net	1,122	521	3,106	125
(Loss) gain on interest rate swaps and caps, net	(697)	19,025	(612)	12,689
Loss on debt redemption	(348)	(1,657)	(9,418)	(15,970)

(Loss) income from continuing operations before income taxes	(5,649)	43,669	(2,763)	14,883
Income tax expense (benefit)	4,991	2,399	(9,401)	(106,121)

(Loss) income from continuing operations, net of tax	(10,640)	41,270	6,638	121,004
Discontinued operations, net of tax	(88)	(84)	(331)	(11,723)

Net (loss) income	$(10,728)	$41,186	$6,307	$109,281

Basic (loss) income per share:
Basic (loss) income per share from continuing operations	$(0.10)	$0.41	$0.06	$1.18
Basic loss per share from discontinued operations	0.00	0.00	0.00	$(0.11)

Basic net (loss) income per share	$(0.10)	$0.41	$0.06	$1.07

Shares used in computing basic net earnings per share	110,992	101,310	109,673	101,931

Diluted (loss) income per share:
Diluted (loss) income per share from continuing operations	$(0.10)	$0.39	$0.05	$1.13
Diluted loss per share from discontinued operations	0.00	0.00	0.00	$(0.11)

Diluted net (loss) income per share	$(0.10)	$0.39	$0.05	$1.02

Shares used in computing diluted net earnings per share	110,992	106,629	116,405	106,701

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2010	111,315,257	$112	(5,233,975)	$(134,931)	$1,781,986	$(1,139)	$102,305	$1,748,333
Comprehensive income:
Net income	—	—	—	—	—	—	6,307	6,307
Foreign currency translation adjustment, net of tax	—	—	—	—	—	194	—	194
Unrealized losses in investments, net of tax	—	—	—	—	—	327	—	327

Total comprehensive income								6,828
Issuance of common stock upon exercise of options	1,320,443	1	—	—	27,324	—	—	27,325
Issuance of common stock under employee stock purchase plan	657,460	1	—	—	8,344	—	—	8,345
Issuance of restricted stock, net	477,218	—	—	—	—	—	—	—
Acquisitions	5,904,419	6	—	—	356,749	—	—	356,755
Exercise of warrants	426,044	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	29,286	—	—	29,286
Convertible debt repurchase	—	—	—	—	(159,748)	—	—	(159,748)
Tax benefit from convertible debt repurchase	—	—	—	—	4,337	—	—	4,337
Reclass redeemable equity component of convertible debt	—	—	—	—	3,694	—	—	3,694
Excess tax benefit associated with stock plans	—	—	—	—	938	—	—	938
Repurchase of warrant and sale of call option, net	—	—	(185,247)	(9,975)	13,671	—	—	3,696
Stock repurchase	—	—	(2,939,363)	(161,152)	—	—	—	(161,152)

Balances as of June 30, 2011	120,100,841	$120	(8,358,585)	$(306,058)	$2,066,581	$(618)	$108,612	$1,868,637

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,307	$109,281
Adjustments to reconcile net income to net cash provided by (used in) operations:
Loss from discontinued operations, net of tax	331	11,723
Change in fair value of interest rate swaps and caps, net of premium	6,962	(16,698)
Depreciation	9,777	9,392
Amortization of intangible assets	59,458	40,752
Asset impairment charge	13,535	—
Amortization of note issuance costs and convertible note discount	11,011	13,140
Equity-based compensation	29,286	16,984
Loss on debt redemption	9,418	15,446
Deferred taxes	(17,868)	12,698
Other, net	2,780	990
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(18,775)	(16,372)
Deferred revenue	5,786	3
Prepaid expenses, other current assets and other assets	135	(5,168)
Income taxes	846	9,137
Accounts payable, accrued expenses, and other long-term liabilities	(10,938)	(28,473)

Net cash provided by operating activities of continuing operations	108,051	172,835
Net cash used in operating activities of discontinued operations	(331)	(730)

Net cash provided by operating activities	107,720	172,105
Cash flows from investing activities:
Change in restricted cash	—	36,802
Purchases of long and short-term marketable investments	(295,076)	(250,625)
Sales or maturities of long and short-term marketable investments	328,093	130,615
Purchases of property and equipment	(6,866)	(5,505)
Payments for acquisition, net of cash acquired	(433,778)	(5,748)
Other investing, net	(1,837)	4,507

Net cash used in investing activities of continuing operations	(409,464)	(89,954)
Net cash used in investing activities of discontinued operations	—	(4)

Net cash used in investing activities	(409,464)	(89,958)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(349,432)	(313,350)
Sale of convertible bond call option and repurchase of warrant, net	3,696	5,834
Purchase of treasury stock	(161,152)	(109,863)
Proceeds from issuance of debt, net of issuance costs	733,152	446,517
Excess tax benefits associated with equity plans	938	—
Proceeds from exercise of options and employee stock purchase plan	35,670	42,582

Net cash provided by financing activities of continuing operations	262,872	71,720
Net cash used in financing activities of discontinued operations	—	—

Net cash provided by financing activities	262,872	71,720
Effect of exchange rate changes on cash	(313)	(860)

Net (decrease) increase in cash and cash equivalents	(39,185)	153,007
Cash and cash equivalents at beginning of period	200,195	165,410

Cash and cash equivalents at end of period	$161,010	$318,417

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Rovi Corporation and its subsidiaries’ (collectively “Rovi” or the “Company”) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and analog content protection technologies (“ACP”) and services. The Company also offers advertising services across all its products. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. With the acquisition of Sonic Solutions (“Sonic”) (see Note 3), the Company’s offerings now also include the RoxioNow video entertainment delivery solution, DivX and MainConcept compression-decompression technology (“codecs”), Sonic Pro tools, and Roxio consumer tools. The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers across the world.

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

On February 26, 2010, the Company sold its 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks. Guideworks was a research and development joint venture with Comcast that develops interactive program guide solutions, which are distributed by the Company under the i-Guide brand. Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks. The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with ASC 730-20, Research and Development Arrangements. Included in research and development expenses for the six months ended June 30, 2010, are $1.7 million in expenses related to Guideworks.

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

Revenue Recognition

The Company’s revenue from continuing operations primarily consists of license fees for IPG products and patents, license fees for the Company’s codec technology, Roxio software product sales, royalty fees on copy-protected products, license fees for the Company’s content protection technologies and license fees for entertainment metadata. The Company recognizes revenue when the following conditions are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

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

The Company also generates advertising revenue through its IPGs and other platforms. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

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

Under the acquisition method, the total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. The Company has made significant estimates and assumptions in determining the preliminary allocation of the purchase price. The preliminary allocation of purchase consideration is subject to change based on further review of the fair value of the assets acquired and liabilities assumed. The Company is currently obtaining additional information related to the valuation of certain contingent liabilities.

The Company’s preliminary purchase price allocation is as follows (in thousands, except lives):

	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents			$22,107
Short-term investments			2,254
Trade accounts receivable			27,466
Property and equipment			2,895
Goodwill			471,644

Identifiable intangible assets:
Developed technology	6	$105,900
Trademarks/tradenames	10	17,700
Customer relationships	6	146,400
Studio relationships and content library	4	9,700

Total identifiable intangible assets			279,700
Prepaid and other assets			17,821
Accounts payable and other liabilities			(44,032)
Deferred tax liabilities, net			(13,377)
Deferred revenue			(3,335)

Total purchase price			$763,143

The developed technology intangible assets relate to Sonic’s products across all of their product lines that have reached technological feasibility, primarily the RoxioNow technology, Roxio’s developed software products and the DivX video compression / decompression software library and player application. Trademarks/tradenames are primarily related to the Roxio and DivX brandname. Customer relationships represent existing contracted relationships with consumer electronics manufacturers, retailers, distributors and others. Studio relationships and content library primarily relate to RoxioNow’s relationships with the studios and digitized content library. The estimated fair values of the developed technology, trademarks/tradenames and customer relationships were primarily determined using either the relief-from-royalty or excess earnings methods. The rates utilized to discount net cash flows to their present values ranged from 8%-11% and were determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair values of the studio relationships and content library were determined under the cost method. The Company did not record any in process research and development assets as Sonic’s major technology projects are either substantially complete or primarily represent improvements and additional functionality to existing products for which a substantial risk of completion does not exist.

Developed technology, trademarks/tradenames and studio relationships and content library will be amortized on a straight-line basis over their estimated useful lives. As the majority of the cash flows generated by the customer relationships occur in the first four years of the intangible assets’ estimated useful life, the customer relationship intangible assets are being amortized based on the proportion of the expected future cash flow generated by the assets in each year to the total future cash flow expected to be generated by the asset.

For the six months ended June 30, 2011, the Company incurred approximately $2.3 million in transaction costs related to the Sonic acquisition. These costs are included in selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. For the three months ended June 30, 2011, the acquired Sonic operations generated approximately $41.9 million of revenue and a loss before income taxes of $9.9 million. From the period from acquisition to June 30, 2011, the acquired Sonic operations generated approximately $62.7 million of revenue and a loss before income taxes of $17.3 million.

SideReel Acquisition

On February 28, 2011, the Company acquired SideReel, Inc. (“SideReel”) for approximately $35.5 million in cash. SideReel provides an advertising supported Website to help consumers find, track and watch online popular network and cable TV shows, movies, and Web TV series.

DigiForge Acquisition

On June 1, 2011, the Company acquired the assets of DigiForge, LLC (“DigiForge”) for approximately $14.7 million. DigiForge provides professional services to the cable industry and was acquired to increase the Company’s professional service capabilities.

2010 Acquisitions

On March 1, 2010, the Company paid approximately $5.9 million for substantially all of the assets of MediaUnbound, Inc. The Company acquired these assets to enhance and expand its media search and recommendations capability.

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

	Three months ended June 30,		Six months ended June 30,
	2011 (4)	2010	2011	2010
Net revenue	$193,038	$176,745	$388,425	$351,323
Operating income (1)	$9,719	$19,817	$36,859	$9,510
(Loss) income from continuing operations, net of tax (1)(2)(3)	$(9,398)	$25,144	$(11,936)	$91,183
Basic (loss) earnings per share from continuing operations	$(0.08)	$0.23	$(0.11)	$0.84
Diluted (loss) earnings per share from continuing operations	$(0.08)	$0.22	$(0.11)	$0.81

(1) Operating income for the six months ended June 30, 2010, includes a $24.5 million charge related to costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition (See Note 16).

(2) The Company’s historical results for the six months ended June 30, 2010, included a $106.1 million income tax benefit, primarily related to entering into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement program confirming that the Company recognized an ordinary tax loss from the 2008 sale of its TV Guide Magazine business (See Note 13).

(3) As a result of recording deferred tax liabilities related to its acquisition of Sonic, the Company determined that its deferred tax valuation allowance should be reduced by $22.2 million during the three months ended March 31, 2011. As the pro forma financial information assumes the acquisition of Sonic had occurred on January 1, 2010, and this deferred tax valuation allowance reduction is non-recurring in nature and is directly related to the transaction, the $22.2 million tax benefit has been removed from the pro forma financial information for the six months ended June 30, 2011.

(4) Our GAAP results and our pro forma GAAP results differ for the three months ended June 30, 2011, due to the fact that the pro forma financial information assumes the acquisition of Sonic occurred on January 1, 2010, and the intangible asset amortization related to customer relationships acquired in the Sonic acquisition are not being recorded on a straight-line basis and therefore requires adjustment.

NOTE 4 – DISCONTINUED OPERATIONS

On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation (“Norpak”) which manufactured equipment for embedding data in a television signal. The results of operations and cash flows of Norpak have been reclassified to discontinued operations for all periods presented.

During the three and six months ended June 30, 2011, the Company recorded $0.1 million and $0.3 million in expenses related to indemnification for IP infringement claims relating to the Company’s Software business which was sold in 2008. During the three and six months ended June 30, 2010, the Company recorded $0.1 million and $11.5 million in expenses related to indemnification for IP infringement claims relating to the Company’s Software business which was sold in 2008.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue:
Norpak	$—	$860	$—	$1,543

Pre-tax loss:
Software	$(88)	$(85)	$(331)	$(11,519)
Norpak	—	1	—	(204)

Loss from discontinued operations, net of tax	$(88)	$(84)	$(331)	$(11,723)

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

In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company has separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. During the six months ended June 30, 2011, the Company repurchased a total of $93.8 million in par value of the 2040 Convertible Notes for $127.5 million. The Company allocated $82.1 million of the purchase price to the liability component and the remaining $45.4 million to the equity component of the 2040 Convertible Notes. In connection with the repurchases, the Company recorded a $6.2 million loss on debt redemption during the six months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the principal amount of the Company’s 2040 Convertible Notes was $366.2 million and $460 million, respectively. As of June 30, 2011 and December 31, 2010, the unamortized discount on the 2040 Convertible Notes was $58.4 million and $81.9 million, respectively, resulting in a carrying amount of $307.8 million and $378.1 million, respectively. During the three and six months ended June 30, 2011, the Company recorded $3.5 million and $7.6 million, of interest expense for the 2040 Convertible Notes related to the amortization of the discount. During the three and six months ended June 30, 2010, the Company recorded $4.0 million and $4.6 million, of interest expense for the 2040 Convertible Notes related to the amortization of the discount.

Convertible Senior Notes Due 2011

In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par. In connection with the Gemstar acquisition, the Company entered into a supplemental indenture with respect to the 2011 Convertible Notes whereby the 2011 Convertible Notes became convertible into shares of the Company’s common stock. In addition, in June 2011, the Company entered into another supplemental indenture whereby the Company agreed to fully and unconditionally guarantee Rovi Solution’s obligations under the 2011 Convertible Notes. The 2011 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). During the six months ended June 30, 2011, the Company repurchased a total of $106.3 million in par value of the 2011 Convertible Notes for $221.1 million. The Company allocated $106.8 million of the purchase price to the liability component and the remaining $114.3 million to the equity component of the 2011 Convertible Notes. In connection with the repurchases, the Company recorded $0.3 million and $3.2 million in losses on debt redemption during the three and six months ended June 30, 2011, respectively.

Prior to June 15, 2011, holders could convert their Convertible Notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011, until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their Convertible Notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.

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

In accordance with ASC 470, the Company has separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. As of June 30, 2011 and December 31, 2010, the principal amount of the Company’s 2011 Convertible Notes was $28.4 million and $134.7 million, respectively. As of June 30, 2011 and December 31, 2010, the unamortized discount on the 2011 Convertible Notes was $0.2 million and $3.9 million, respectively, resulting in a carrying amount of $28.2 million and $130.8 million, respectively. During the three months ended June 30, 2011 and 2010, the Company recorded $0.4 million and $2.0 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount. During the six months ended June 30, 2011 and 2010, the Company recorded $1.3 million and $4.4 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount. As of June 30, 2011, the 2011 Convertible Notes were eligible for conversion at the option of the note holders. The Company has therefore reclassified the $0.2 million unamortized discount to temporary equity and recorded the liability component as current on its Condensed Consolidated Balance Sheet.

Concurrently with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the 2011 Convertible Notes, of the Company’s common stock at a price of approximately $28.28 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to additional paid-in-capital. In connection with the repurchase of a portion of the 2011 Convertible Notes during the six months ended June 30, 2011, the Company unwound a portion of the convertible bond call option, and in the process, received $85.6 million in cash and 0.2 million shares of its common stock with a fair value of $10.0 million. This payment and the fair value of the common stock received have been recorded as an increase to additional paid-in-capital and the common stock received has been recorded as treasury stock. As of June 30, 2011, the Company continues to have the option to purchase up to 1.7 million shares of its common stock under the terms described above.

In addition, concurrent with the issuance of 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants which have been recorded as an increase to additional paid-in-capital. In connection with the repurchase of a portion of the 2011 Convertible Notes during the six months ended June 30, 2011, the Company unwound a portion of the warrants for $81.9 million in cash. These payments have been recorded as a decrease to additional paid-in-capital. As of June 30, 2011, warrants to purchase up to 1.7 million shares of the Company’s common stock under the terms described above remained outstanding.

Senior Secured Term Loans

On February 7, 2011, two of the Company’s subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan (“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”). Both term loans are guaranteed by Rovi Corporation and certain of its domestic and foreign subsidiaries, and are secured by substantially all of the Company’s assets. Term Loan A requires annual amortization payments and matures on February 7, 2016 and Term Loan B requires quarterly amortization payments and matures on February 7, 2018. Term Loan A bears interest, at the Company’s election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum and was issued at a discount of $2.8 million to par value. Term Loan B bears interest, at the Company’s election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0% and was issued at a $0.8 million discount to par value. The senior secured credit facility includes financial performance covenants (a maximum total leverage ratio and a minimum interest coverage ratio), provisions for optional and mandatory repayments (an annual excess cash flow payment and payments due upon sale of assets, among others), restrictions on the issuance of new indebtedness, restrictions on certain payments (repurchases of Company stock and dividends payments, among others) and other representations, warranties and covenants which are customary for a secured credit facility. As of June 30, 2011, the Term Loan A and Term Loan B carrying values were $447.4 million and $298.5 million, net of discount, respectively. The Company incurred $13.3 million in debt issuance costs related to Term Loan A and Term Loan B, which are being amortized to interest expense using the effective interest method.

2008 Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company borrowed $550.0 million under a five year senior secured term loan credit facility (the “2008 Term Loan”). As of December 31, 2009, the 2008 Term Loan balance was $207.2 million. During the first quarter of 2010, the Company paid off and retired the 2008 Term Loan. In connection with retiring the 2008 Term Loan, the Company recorded a $12.3 million loss on debt redemption, primarily due to writing off the remaining note issuance costs.

NOTE 6 – INVESTMENTS

The following is a summary of available-for-sale and other investment securities (in thousands) as of June 30, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$54,388	$—	$—	$54,388
Cash equivalents - Money markets	99,413	—	—	99,413
Cash equivalents - Corporate debt securities	7,209	—	—	7,209

Total cash and cash equivalents	$161,010	$—	$—	$161,010

Available-for-sale investments:
Auction rate securities	$19,000	$—	$(1,999)	$17,001
Corporate debt securities	215,089	205	(60)	215,234
Foreign government obligations	35,692	52	(8)	35,736
U.S. Treasury/Agencies	196,681	104	(61)	196,724

Total available-for-sale investments	$466,462	$361	$(2,128)	$464,695

Total cash, cash equivalents and investments				$625,705

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$45,700	$—	$—	$45,700
Cash equivalents - Money markets	154,495	—	—	154,495

Total cash and cash equivalents	$200,195	$—	$—	$200,195

Available-for-sale investments:
Auction rate securities	$16,800	$—	$(1,801)	$14,999
Corporate debt securities	186,218	263	(191)	186,290
Foreign government obligations	11,792	10	(52)	11,750
U.S. Treasury/Agencies	283,073	166	(306)	282,933

Total available-for-sale investments	$497,883	$439	$(2,350)	$495,972

Total cash, cash equivalents and investments				$696,167

As of June 30, 2011, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$342,319
Due in 1-2 years	112,584
Due in 2-3 years	—
Due in greater than 3 years	17,001

Total	$471,904

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at June 30, 2011 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments.

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

In November 2010, after future interest rate expectations decreased, the Company entered into additional swaps with a notional amount of $460.0 million under which it pays a fixed rate which gradually increases from 0.203% for the six month settlement period ending in February 2011, to 2.619% for the six month settlement period ending in February 2015 and receives a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015. In November 2010, the Company also entered into additional swaps with a notional amount of $185.0 million under which it pays a fixed rate which increases from 1.783% for the settlement period ending in February 2011, to 1.875% for the six month settlement period ending August 2011 and receives a floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears. These swaps expire in August 2011. As future interest rate expectations had declined since March 2010, the Company entered into these swaps to fix its future interest payments based on the forward LIBOR rates in effect in November 2010.

The Company has not designated any of its interest rate swaps or caps as hedges. The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended June 30, 2011 and 2010, the Company recorded a loss of $0.7 million and a gain of $19.0 million, respectively, and during the six months ended June 30, 2011 and 2010, the Company recorded a loss of $0.6 million and a gain of $12.7 million, respectively, for the change in the fair value of its interest rate swaps and caps and the semi-annual interest settlements. For information on the fair value of the Company’s interest rate swaps and caps see Note 8.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at June 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$99,413	$99,413
Corporate debt securities (2)	181,513		181,513
Foreign government obligations (3)	17,011		17,011
U.S. agency debt securities (3)	143,795		143,795

Non-Current Assets
Auction rate securities (4)	17,001		—	17,001
Corporate debt securities (4)	40,930		40,930
Foreign government obligations (4)	18,725		18,725
U.S. agency debt securities (4)	52,929		52,929
Interest rate swaps and caps (5)	26,199		26,199

Total assets	$597,516	$99,413	$481,102	$17,001

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)	Included $7.2 million classified as cash and cash equivalents and $174.3 million as short-term investments on the Condensed Consolidated Balance Sheet.
(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet.
(4)	Included in long-term marketable securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.
(5)	Included in other assets on the Condensed Consolidated Balance Sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities as of June 30, 2011 (in thousands):

Balance at December 31, 2010	$14,999
Acquired ARS-Sonic Solution Acquisition	3,002
Unrealized gain included in accumulated other comprehensive income	9
Realized gain on settlement	51
Settlements	(1,060)

Balance at June 30, 2011	$17,001

The fair value of the Company’s outstanding debt at June 30, 2011 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A	$447,430	$448,875
Term Loan B	298,538	300,930
2011 Convertible Notes (1)	28,260	54,571
2040 Convertible Notes (1)	307,830	498,034

	$1,082,058

(1)	The par value of the 2011 Convertible Notes and 2040 Convertible Notes are $28.4 million and $366.2 million, respectively. See Note 5 for additional details.

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

As of June 30, 2011, the Company had a total of 31.8 million shares reserved and 11.6 million shares available for issuance under the 2008 Plan, 2000 Plan and 2004 Sonic Plan.

These equity plans provide for the grant of stock options, restricted stock awards and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the six months ended June 30, 2011, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the six months ended June 30, 2011 have a contractual term of seven years.

Restricted stock awards generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of June 30, 2011, the number of shares awarded but unvested was 1.8 million.

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

As of June 30, 2011, the Company had reserved, and available for future issuance, 5.5 million shares of common stock under the ESPP.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Option Plans:
Dividends	None	None	None	None
Expected term	4.6 years	4.5 years	4.6 years	4.5 years
Risk free interest rate	1.8%	2.3%	1.9%	2.2%
Volatility rate	39%	39%	43%	38%

ESPP Plan:
Dividends	N/A	N/A	None	None
Expected term	N/A	N/A	1.3 years	1.3 years
Risk free interest rate	N/A	N/A	0.4%	0.5%
Volatility rate	N/A	N/A	37%	35%

The weighted average fair value per share of equity-based awards are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average fair value:
Option grants	$18.39	$13.18	$20.72	$12.55
Employee purchase share rights	N/A	N/A	$19.36	$8.64
Restricted stock award grants	$48.55	$38.98	$53.06	$34.06

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

As of June 30, 2011, there was $104.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.5 years.

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $23.6 million and $47.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2010	$857,216
Changes due to foreign currency exchange rates and other	482
2011 acquisitions	506,583

Goodwill, net at June 30, 2011	$1,364,281

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

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$920,521	$(230,829)	$689,692
Existing contracts and customer relationships	198,524	(27,735)	170,789
Content databases and other	63,309	(19,977)	43,332
Trademarks / Tradenames	31,800	(7,501)	24,299

	$1,214,154	$(286,042)	$928,112

	December 31, 2010
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$828,923	$(197,540)	$631,383
Existing contracts and customer relationships	47,634	(15,737)	31,897
Content databases and other	51,674	(15,849)	35,825
Trademarks / Tradenames	8,300	(5,020)	3,280

	$936,531	$(234,146)	$702,385

As of June 30, 2011, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2011	$66,645
2012	122,162
2013	110,072
2014	102,400
2015	93,920
Thereafter	432,913

Total amortization expense	$928,112

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Sonic Acquisition Restructuring Plan

In conjunction with the Sonic acquisition, in the first quarter of 2011 management acted upon a plan to restructure certain Sonic operations resulting in severance of $1.5 million and $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options. This restructuring was done in order to create cost efficiencies for the combined Company. During the second quarter of 2011 additional restructuring actions were implemented resulting in severance and asset impairment charges of $1.3 million and $0.1 million, respectively. As of June 30, 2011, $0.7 million of these costs remain unpaid.

BD+

On July 1, 2011, the Company sold its BD+ technology assets for up to $25 million based on the achievement of certain milestones, with $2 million paid initially. During the three months ended June 30, 2011, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets. This impairment charge is recorded in restructuring and asset impairment charges on the Condensed Consolidated Statement of Operations. During the three months ended June 30, 2011 and 2010, the Company recorded $0.7 million and $0.7 million, respectively, in BD+ revenue. During the six months ended June 30, 2011 and 2010, the Company recorded $1.8 million and $1.2 million, respectively, in BD+ revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic (loss) income per common share
(Loss) income from continuing operations	$(10,640)	$41,270	$6,638	$121,004
Income allocated to participating securities	—	(213)	(21)	(676)

(Loss) income allocated to common shareholders from continuing operations	$(10,640)	$41,057	$6,617	$120,328

Discontinued operations	$(88)	$(84)	$(331)	$(11,723)
Loss allocated to participating securities	—	—	1	66

Discontinued operations allocated to common shareholders	$(88)	$(84)	$(330)	$(11,657)

Net (loss) income	$(10,728)	$41,186	$6,307	$109,281
Income allocated to participating securities	—	(213)	(20)	(610)

Net (loss) income allocated to common shareholders	$(10,728)	$40,973	$6,287	$108,671

Weighted average basic common shares outstanding	110,992	101,310	109,673	101,931

(Loss) income per common share from continuing operations	$(0.10)	$0.41	$0.06	$1.18
Loss per common share from discontinued operations	(0.00)	0.00	0.00	(0.11)

Net (loss) income per common share	$(0.10)	$0.41	$0.06	$1.07

Diluted (loss) income per common share
(Loss) income from continuing operations	$(10,640)	$41,270	$6,638	$121,004
Income allocated to participating securities	—	(202)	(20)	(646)

(Loss) income allocated to common shareholders from continuing operations	$(10,640)	$41,068	$6,618	$120,358

Discontinued operations	$(88)	$(84)	$(331)	$(11,723)
Loss allocated to participating securities	—	—	1	63

Discontinued operations allocated to common shareholders	$(88)	$(84)	$(330)	$(11,660)

Net (loss) income	$(10,728)	$41,186	$6,307	$109,281
Income allocated to participating securities	—	(202)	(19)	(583)

Net (loss) income allocated to common shareholders	$(10,728)	$40,984	$6,288	$108,698

Weighted average diluted common shares outstanding	110,992	101,310	109,673	101,931
Dilutive potential common shares	—	5,319	6,732	4,770

Weighted average diluted common shares outstanding	110,992	106,629	116,405	106,701

(Loss) income per common share from continuing operations	$(0.10)	$0.39	$0.05	$1.13
Loss per common share from discontinued operations	(0.00)	0.00	0.00	(0.11)

Net (loss) income per common share	$(0.10)	$0.39	$0.05	$1.02

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	5,501	2,030	223	1,544
Restricted stock	1,748	14	1	4
Convertible notes (1)	9,080	9,713	—	5,720

Total weighted average potential common shares excluded from diluted net earnings per share	16,329	11,757	224	7,268

(1)	See Note 5 for additional details.

NOTE 13 – INCOME TAXES

The Company recorded income tax expense from continuing operations for the three months ended June 30, 2011, of $5.0 million, including a $2.6 million discrete tax expense resulting from an increase in its deferred tax asset valuation allowance associated with the $13.5 million BD+ intangible asset impairment charge.

For the six months ended June 30, 2011, the Company recorded an income tax benefit of $9.4 million, primarily due to discrete tax benefits relating to the net reduction in its deferred tax asset valuation allowance resulting from the Company’s acquisitions of Sonic and SideReel, the loss on its debt redemptions and the BD+ intangible asset impairment charge. The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets described in Note 3. These net deferred tax liabilities are a source of future taxable income which allows the Company to reduce its pre-acquisition valuation allowance. The change in the Company’s pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting under ASC 805 and has been credited to income tax expense. For the three months ended June 30, 2010, the Company recorded an income tax expense of $2.4 million, primarily attributable to foreign taxes. The Company recorded an income tax benefit from continuing operations for the six months ended June 30, 2010 of $106.1 million, primarily as a result of entering into the closing agreement with the Internal Revenue Service described below regarding the character and amount of tax loss from the 2008 sale of its TV Guide Magazine business. Income tax expense is based upon an annual effective tax rate forecast including estimates and assumptions that could change during the year.

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

At June 30, 2011, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010 determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at June 30, 2011.

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2007.

NOTE 14 – STOCK REPURCHASE PROGRAM

In December 2010, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. This $400 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the six months ended June 30, 2011, the Company repurchased 2.9 million shares of common stock for $161.2 million and had $238.8 million remaining under its existing stock repurchase authorization. As of June 30, 2011, treasury stock consisted of 8.4 million shares of common stock that had been repurchased, with a cost basis of approximately $306.1 million.

NOTE 15 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(10,728)	$41,186	$6,307	$109,281
Other comprehensive (loss) income:
Unrealized income (losses) on investments	253	(85)	327	(137)
Foreign currency translation adjustments	332	141	194	(932)

Comprehensive (loss) income	$(10,143)	$41,242	$6,828	$108,212

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

John Burke v. TV Guide Magazine Group, Inc., Open Gate Capital, Rovi Corp., Gemstar-TV Guide International, Inc. On August 11, 2009, plaintiff filed a purported class action lawsuit claiming that the Company’s former subsidiary, TV Guide Magazine, breached agreements with its subscribers and violated consumer protection laws with its practice of counting double issues toward the number of issues in a subscription. On December 18, 2009, the case was dismissed with prejudice, and plaintiff filed an appeal of that dismissal. On July 14, 2011, the dismissal was affirmed by the Court of Appeals.

Sonic Acquisition Litigation

Vassil Vassilev v. Sonic Solutions, et al., Matthew Barnes v. Habinger [sic] et al, Diana Willis v. Sonic Solutions, et al., Mark Chropufka v. Sonic Solutions, et al. and Joann Thompson v. Sonic Solutions, et al., filed in California Superior Court for the County of Marin. On January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic Solutions, the members of its board of directors, the Company and Sparta Acquisition Sub, arising out of the proposed transaction between the Company and Sonic. On January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew Barnes v. Habinger [sic] et al., Mark Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al., respectively (the “Lawsuits”). The Lawsuits allege that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process. The Lawsuits allege that the Company and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties. In January 2011, the above actions were consolidated and an amended consolidated complaint was filed adding allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by Sonic on January 14, 2011 and seeking to enjoin the acquisition of Sonic by the Company, to rescind the transaction in the event it is consummated, to impose a constructive trust, and monetary damages, fees and costs in an unspecified amount.

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

NOTE 17 – SUBSEQUENT EVENTS

On July 1, 2011, the Company sold its BD+ technology assets for up to $25 million based on the achievement of certain milestones, with $2 million paid initially (see Note 11).

From July 1 to August 9, 2011, the Company repurchased 1.6 million shares of its common stock for $85.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

Overview

We have pursued a strategy, for over five years, to put ourselves into the center of the marketplace for both the ways entertainment content is being enhanced and delivered to consumers and the way in which consumers discover, acquire, manage and enjoy content on the variety of electronic devices owned today and being developed and introduced into the marketplace in the coming years as well as what services the consumer may choose to access today and in the future. Over the course of those years, we saw the market with respect to those strategic imperatives shift from physical to digital distribution of content, and saw the transformation caused by the Internet accelerated by the adoption of connected devices other than PCs, for instance “connected” devices (such as televisions and Blu-ray players with built-in ability to connect to the Internet), tablets and smartphones. In the course of evaluating and pursuing this strategy, we identified the importance of metadata (in-depth data about entertainment content, artists and celebrities, including socially generated data) which led us to acquire metadata operations, as well as interactive program guide (“IPG”) technology, to help consumers discover content of interest. Additionally, we recognized that certain businesses, interested in building their own IPGs or other entertainment applications, require, in addition to a patent license, capabilities or services that we can provide. In response to these market changes, we expanded our product offerings to include Web services (Rovi Cloud Services.) Historically, our customers have primarily been other businesses who deal directly with consumers. We have focused on delivering an end-to-end solution that enables our customers and their consumers to create, discover, manage, acquire, share and enjoy digital entertainment. Additionally, through advertising within an IPG or other application on a connected device, we have created another revenue opportunity in which our customers can share. Our offerings have included IPGs, IPG advertising, Web services (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content and content protection technologies and services. In addition, our customers have licensed our patents in order to deploy their own IPG or a third party IPG.

On February 17, 2011, we acquired Sonic Solutions (“Sonic”) for approximately $763.1 million in cash and stock. We believe the Sonic acquisition not only enhances our offerings to our business customers, but also facilitates the next step forward in our strategy: providing connected consumers the capability to find content they are seeking using our technologies and metadata, as well as to enjoy that content in multiple environments from multiple sources on any device.

As a part of the Sonic acquisition, we acquired the DivX, RoxioNow and the Roxio Consumer Software businesses, as well as Sonic’s MainConcept and professional products groups. DivX is focused on creating products and providing services that improve the way consumers experience video media. DivX offers a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media. DivX codecs and media players have been downloaded by consumers hundreds of millions of times. DivX also licenses similar technology to consumer electronics (“CE”) manufacturers and certifies their products to ensure the interoperable support of DivX encoded content. DivX receives a royalty and/or license fee for DivX certified devices shipped by its customers. DivX technology has been embedded in over 400 million CE devices in a broad range of categories including DVD players, Blu-ray players, Digital Televisions, mobile phones, tablets, gaming consoles and set-top boxes (“STB”). In addition to this licensing revenue, DivX also generates revenue from licensing upgraded versions of its free software on-line directly to consumers, referral fees and content distribution.

The RoxioNow business provides a “white-label” service to companies that want to distribute, either in a sale or rental model, premium entertainment content directly to consumers using the Internet for delivery. Customers include traditional retailers, CE manufacturers, Hollywood studios and companies looking to provide over-the-top (OTT) video-on-demand (VOD) services to “connected” devices. We plan on utilizing RoxioNow to offer our Service Provider customers an IP VOD offering, initially supporting VOD to non STB devices. RoxioNow has historically provided its “white-label” service to companies distributing premium entertainment content in the United States. Subsequent to acquiring RoxioNow, we launched support for an OTT VOD provider in the Middle East and we plan on providing a “white-label” service in Canada and Europe later this year. Additionally, just prior to the close of the Sonic acquisition, Sonic acquired Nowtilus Online mbH (“Nowtilus”). Nowtilus provides “white-label” OTT VOD solutions to companies looking to provide premium entertainment content to connected devices in Germany.

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

We group our revenue into the following categories – (i) service providers, (ii) CE manufacturers, and (iii) consumer software and other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues ad revenue generated from our consumer websites such as AllRovi.com and SideReel.com. CE manufacturers includes license revenue received from consumer electronics companies for our IPG, DivX , ACP, VCR Plus+ and media recognition technologies as well as license revenue for our IPG patents and Rovi Cloud Services. Consumer software and other includes our Roxio consumer software business, RoxioNow, MainConcept, Sonic Pro tools as well as our business of licensing our extensive database of descriptive information about television, movie, music and video game content and our entertainment company content protection products.

On July 1, 2011, we sold our BD+ technology assets for up to $25 million based on the achievement of certain milestones, with $2.0 million paid initially. During the three months ended June 30, 2011, we recorded a $13.5 million impairment charge related to the BD+ intangible assets. During the three months ended June 30, 2011 and 2010, we recorded $0.7 million and $0.7 million, respectively, of BD+ revenue.

During the six months ended June 30, 2011 and 2010, we recorded $1.8 million and $1.2 million, respectively, in BD+ revenue.

Results of Operations

The following tables present our condensed consolidated statements of operations for our continuing operations compared to the prior year (in thousands).

	Three Months Ended June 30,
	2011	2010	Change $	Change %
Revenues:
Service providers	$74,449	$63,870	10,579	17%
CE manufacturers	85,607	57,701	27,906	48%
Consumer software and other	32,982	12,337	20,645	167%

Total revenues	193,038	133,908	59,130	44%

Costs and expenses:
Cost of revenues	31,940	15,926	16,014	101%
Research and development	46,039	22,618	23,421	104%
Selling, general and administrative	53,169	33,854	19,315	57%
Depreciation	5,109	4,621	488	11%
Amortization of intangible assets	33,340	20,170	13,170	65%
Restructuring and asset impairment charges	14,989	—	14,989	NA

Total costs and expenses	184,586	97,189	87,397	90%

Operating income from continuing operations	8,452	36,719	(28,267)	-77%
Interest expense	(14,178)	(10,939)	(3,239)	30%
Interest income and other, net	1,122	521	601	115%
(Loss) gain on interest rate swaps and caps, net	(697)	19,025	(19,722)	-104%
Loss on debt redemption	(348)	(1,657)	1,309	-79%

(Loss) income from continuing operations before taxes	(5,649)	43,669	(49,318)	-113%
Income tax expense	4,991	2,399	2,592	108%

(Loss) income from continuing operations, net of tax	(10,640)	41,270	(51,910)	-126%
Loss from discontinued operations, net of tax	(88)	(84)	(4)	5%

Net (loss) income	$(10,728)	$41,186	(51,914)	-126%

	Six Months Ended June 30,
	2011	2010	Change $	Change %
Revenues:
Service providers	$147,292	$131,269	16,023	12%
CE manufacturers	149,748	106,280	43,468	41%
Consumer software and other	57,453	25,729	31,724	123%

Total revenues	354,493	263,278	91,215	35%

Costs and expenses:
Cost of revenues	57,205	57,382	(177)	0%
Research and development	79,832	47,950	31,882	66%
Selling, general and administrative	99,414	67,914	31,500	46%
Depreciation	9,777	9,392	385	4%
Amortization of intangible assets	59,458	40,752	18,706	46%
Restructuring and asset impairment charges	17,482	—	17,482	NA

Total costs and expenses	323,168	223,390	99,778	45%

Operating income from continuing operations	31,325	39,888	(8,563)	-21%
Interest expense	(27,164)	(21,849)	(5,315)	24%
Interest income and other, net	3,106	125	2,981	2385%
(Loss) gain on interest rate swaps and caps, net	(612)	12,689	(13,301)	-105%
Loss on debt redemption	(9,418)	(15,970)	6,552	-41%

(Loss) income from continuing operations before taxes	(2,763)	14,883	(17,646)	-119%
Income tax benefit	(9,401)	(106,121)	96,720	-91%

Income from continuing operations, net of tax	6,638	121,004	(114,366)	-95%
Loss from discontinued operations, net of tax	(331)	(11,723)	11,392	-97%

Net income	$6,307	$109,281	(102,974)	-94%

Service Providers Revenue

For the three months ended June 30, 2011, revenue from service providers increased by 17%, compared to the same period in the prior year. For the six months ended June 30, 2011, revenue from service providers increased by 12%, compared to the same period in the prior year. These increases were primarily due to an increase in IPG product revenues which benefited from continued domestic digital subscriber growth and rate increases on renewed agreements. Also contributing to the increase was an increase in IPG advertising revenue and advertising revenue from our web properties. We expect revenue from licensing our IPG products and patents to continue to grow in the future from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, and from continued digital subscriber growth.

CE Manufacturers Revenue

For the three and six months ended June 30, 2011, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 48% and 41%, respectively, compared to the same periods in the prior year. Driving the increase for the three months ended June 30, 2011, was $22.0 million in revenue from the addition of DivX products, acquired in the Sonic acquisition, and a $17.1 million increase in IPG patent and product revenue, primarily due to agreements signed in the current quarter. These increases were partially offset by the continued decline of ACP revenue. The increase for the six months ended June 30, 2011, was primarily due to $31.6 million in revenue from the addition of

DivX products and an $18.9 million increase in IPG patent and product revenue. These increases were partially offset by the decline in ACP revenue. Going forward, we anticipate increases in sales of our digital products, as well as licensing of our patents to CE manufacturers, to be significantly offset by continued declines in our revenue from analog products.

Consumer Software and Other Revenue

Consumer Software and Other Revenue increased as compared to the same periods in the prior year primarily due to the Roxio, RoxioNow and MainConcept products acquired in the Sonic acquisition contributing $19.9 million and $31.1 million in revenue for the three and six months ended June 30, 2011.

Cost of Revenues

For the three months ended June 30, 2011, cost of revenues increased from the same period in the prior year primarily due to $11.9 million in costs related to the acquired Sonic operations and an increase in patent litigation costs. For the six months ended June 30, 2011, cost of revenues decreased from the same period in the prior year primarily due to the prior year including $24.5 million in costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition. These primarily related to the resolution of the DirecTV and Thomson matters (see Note 16 to the Condensed Consolidated Financial Statements). This decrease was partially offset by $17.6 million in additional costs related to the acquired Sonic operations and an increase in patent litigation costs.

Research and Development

For the three and six months ended June 30, 2011, research and development expenses increased from the same periods in the prior year primarily due to $14.5 million and $21.6 million, respectively, in costs related to the acquired Sonic operations. Also contributing to the increase was an increase in stock and cash compensation due to an increase in headcount.

Selling, General and Administrative

For the three and six months ended June 30, 2011, selling, general and administrative expenses increased from the same periods in the prior year primarily due to $11.9 million and $20.1 million, respectively, in costs related to the operations of Sonic. Also contributing to the increase was an increase in stock compensation expense and costs related to the Sonic transaction and integration activities.

Amortization of Intangible Assets

For the three and six months ended June 30, 2011, amortization of intangible assets increased from the same periods in the prior year primarily due to amortization related to the intangible assets acquired in the Sonic and SideReel acquisitions.

Restructuring and Asset Impairment Charges

In conjunction with the Sonic acquisition, in the first quarter of 2011 management acted upon a plan to restructure certain Sonic operations resulting in severance of $1.5 million and $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options. This restructuring was done in order to create cost efficiencies for the combined Company. During the second quarter of 2011 additional restructuring actions were implemented resulting in severance and asset impairment charges of $1.3 million and $0.1 million, respectively.

On July 1, 2011, we sold our BD+ technology assets for up to $25 million based on the achievement of certain milestones, with $2.0 million paid initially. During the three months ended June 30, 2011, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets.

Interest Expense

For the three and six months ended June 30, 2011, interest expense increased compared to the same periods in the prior year due to an increase in average debt outstanding. On February 7, 2011, the Company borrowed $750 million under a credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan (“Term Loan B”) (See Note 5 to the Condensed Consolidated Financial Statements).

Interest Income and Other, Net

Interest income and other, net, was $1.1 million for the three months ended June 30, 2011, versus $0.5 million for the three months ended June 30, 2010. The change was primarily due to the current year including foreign exchange gains while the prior year included foreign exchange losses. Interest income and other, net, was $3.1 million for the six months ended June 30, 2011, versus $0.1 million for the six months ended June 30, 2010. The change is primarily due to the prior year including a $1.0 million loss from the sale of the Guideworks LLC joint venture. Also contributing to the change is the current period including $0.5 million in foreign exchange gains while the same period in the prior year included $1.1 million in foreign exchange losses.

Gain on interest rate swaps and caps, net

We have not designated any of our interest rate swaps and caps as hedges and therefore record the changes in fair value of these instruments in our condensed consolidated statements of operations. As we have entered into offsetting swaps we do not expect to have significant gains or losses on a prospective basis (see Note 7 to the Condensed Consolidated Financial Statements).

Loss on Debt Redemption

During the six months ended June 30, 2011, we repurchased a total of $106.3 million in par value of the 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 for $221.1 million. In connection with the repurchases, we recorded $0.3 million and $3.2 million in losses on debt redemption during the three and six months ended June 30, 2011, respectively. During the six months ended June 30, 2011, we repurchased a total of $93.8 million in par value of the 2.625% convertible senior notes (the “2040 Convertible Notes”) due in 2040 for $127.5 million. In connection with the repurchases, we recorded $0.0 million and $6.2 million in losses on debt redemption during the three and six months ended June 30, 2011, respectively (see Note 5 to the Condensed Consolidated Financial Statements).

During the second quarter of 2010, we repurchased $36.4 million in par value of our 2011 Convertible Notes for $49.7 million. In connection with this repurchase, we recorded a $1.7 million loss on debt redemption. During the first quarter of 2010, we spent $207.2 million to pay-off and retire our term loan. We realized a $12.5 million loss on redemption, primarily due to writing off the remaining note issuance costs. In addition, we repurchased $40.9 million in par value of our 2011 Convertible Notes for $56.4 million. In connection with this repurchase, we recorded a $1.8 million loss on debt redemption.

Income Taxes

We recorded income tax expense from continuing operations for the three months ended June 30, 2011, of $5.0 million, including a $2.6 million discrete tax expense resulting from an increase in our deferred tax asset valuation allowance associated with the $13.5 million BD+ intangible asset impairment charge.

For the six months ended June 30, 2011, we recorded an income tax benefit of $9.4 million, primarily due to discrete tax benefits relating to the net reduction in our deferred tax asset valuation allowance resulting from the Company’s acquisitions of Sonic and SideReel, the loss on our debt redemptions and the BD+ intangible asset impairment charge. The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets described in Note 3 to the Condensed Consolidated Financial Statements. These net deferred tax liabilities are a source of future taxable income which allows us to reduce our pre-acquisition valuation allowance. The change in our pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting under ASC 805 and has been credited to income tax expense.

For the three months ended June 30, 2010, we recorded an income tax expense of $2.4 million, primarily attributable to foreign taxes. We recorded an income tax benefit from continuing operations for the six months ended June 30, 2010, of $106.1 million, primarily as a result of entering into the closing agreement with the Internal Revenue Service described below regarding the character and amount of tax loss from the 2008 sale of TV Guide Magazine business. Income tax expense is based upon an annual effective tax rate forecast including estimates and assumptions that could change during the year.

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

Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2011, includes expenses we recorded for indemnification claims related to the Software business which was disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).

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

We also generate advertising revenue through our IPGs and other platforms. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

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

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities decreased to $108.1 million for the six months ended June 30, 2011, from $172.8 million in the same period in the prior year. Cash from operating activities decreased from the prior period primarily due to the prior year including a $128.5 million in income tax refunds for tax carryback claims, partially offset by an increase in revenue. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Form 10-Q.

Net cash used in investing activities from continuing operations increased to $409.5 million for the six months ended June 30, 2011, from $90.0 million in the same period in the prior year. The six months ended June 30, 2011, included using $433.8 million (net of cash acquired) to acquire Sonic, SideReel and DigiForge partially offset by $33.0 million in net marketable securities sales. Included in 2010 investing activities was $5.7 million used to acquire MediaUnbound, Inc. and $120.0 million in net marketable securities purchases. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $20 million and $25 million for the full year in 2011.

Net cash provided by financing activities from continuing operations increased to $262.9 million for the six months ended June 30, 2011, from $71.7 million in the same period in the prior year. During the six months ended June 30, 2011, we entered into a $750 million ($733.2 million, net of discounts and issuance costs) senior secured credit facility, repurchased $93.8 million in par value of our 2040 Convertible Notes for $127.5 million, repurchased $106.3 million in par value of our 2011 Convertible Notes for $221.1 million and repurchased $161.2 million of our common stock. During the six months ended June 30, 2010, we issued $460.0 million in convertible debt ($446.5 million, net of issuance costs) and paid $207.2 million to pay-off and retire the 2008 term loan. In addition, we repurchased $77.3 million in par value of our 2011 Convertible Notes for $106.1 million and repurchased $109.9 million of our common stock.

As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of June 30, 2011, $366.2 million par value of the 2040 Convertible Notes remain outstanding.

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

In August 2006, our wholly-owned subsidiary, Rovi Solutions, issued the 2011 Convertible Notes which may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). As of June 30, 2011, $28.4 million par value of the 2011 Convertible Notes remain outstanding.

Prior to June 15, 2011, holders could convert their 2011 Convertible Notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (iii) upon the occurrence of specified corporate transactions, as defined in the indenture. From June 15, 2011, until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their 2011 Convertible Notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances. The common stock sales price condition discussed in (i) above has been met and therefore the 2011 Convertible Notes are currently eligible for conversion.

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

In December 2010, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. This $400.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the six months ended June 30, 2011, we repurchased 2.9 million shares of our common stock for $161.2 million and had $238.8 million remaining under our existing stock repurchase authorization. In December 2010, our Board of Directors authorized the repurchase of up to $200.0 million of our convertible notes. In February 2011, our Board of Directors replaced the December authorization with a new repurchase authorization of up to $300 million of debt outstanding. In May 2011, our Board of Directors replaced the February authorization with a new repurchase authorization of up to $300.0 million of debt outstanding. During the six months ended June 30, 2011, we repurchased $348.6 million of our outstanding debt, of which $14.2 million was repurchased under the May 2011 authorization with the remainder being repurchased under prior authorizations. As of June 30, 2011, we have $285.8 million remaining under our existing debt repurchase authorization. In addition, we made a $0.8 million mandatory payment on Term Loan B.

On February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan (“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”). Both term loans are guaranteed by us and certain of our domestic and foreign subsidiaries and are secured by substantially all of our assets. Term Loan A requires annual amortization payments and matures on February 7, 2016 and the Term Loan B requires quarterly amortization payments and matures on February 7, 2018. Term Loan A bears interest, at our election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum and was issued at a discount of $2.8 million to par value. Term Loan B bears interest, at our election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0% and was issued at a $0.8 million discount to par value. The senior secured credit facility includes financial performance covenants (a maximum total leverage ratio and a minimum interest coverage ratio), provisions for optional and mandatory repayments (an annual excess cash flow payment and payments due upon sale of assets, among others), restrictions on the issuance of new indebtedness, restrictions on certain payments (repurchases of Company stock and dividends payments, among others) and other representations, warranties and covenants which are customary for a secured credit facility. As of June 30, 2011, the Term Loan A and Term Loan B carrying values were $447.4 million and $298.5 million, net of discount, respectively.

As of June 30, 2011, we had $161.0 million in cash and cash equivalents, $335.1 million in short-term investments and $129.6 million in long-term marketable securities. Of these amounts $266.2 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.

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

Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $571.3 million as of June 30, 2011. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At June 30, 2011, the fair value of our auction rate securities portfolio totaled approximately $17.0 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.

We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.5 million decrease in the fair value of our fixed income available-for-sale securities as of June 30, 2011.

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

Indebtedness. We have two convertible notes outstanding, our 2040 Convertible Notes with a par value of $366.2 million and the 2011 Convertible Notes with a par value of $28.4 million. In February 2011, two of our subsidiaries jointly borrowed $750 million under a senior secured credit facility. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.

Interest Rate Swaps and Caps. In March 2010, in connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in February 2015. In addition, we also entered into interest rate swaps with a notional amount of $185.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in August 2011. In November 2010, we entered into additional swaps with a notional amount of $460.0 million under which we pay a fixed rate which gradually increases from 0.203% for the six month settlement period ending in February 2011, to 2.619% for the six month settlement period ending in February 2015 and receive a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015. In November 2010, we also entered into additional swaps with a notional amount of $185.0 million under which we pay a fixed rate which increases from 1.783% for the settlement period ending in February 2011, to 1.875% for the six month settlement period ending in August 2011 and receive a floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears. These swaps expire in August 2011.

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

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. We are currently in the process of assessing and integrating Sonic’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities over the next three to six months. Prior to being acquired by us, Sonic was a public company. In conjunction with Sonic’s Form 10-K for the year ended March 31, 2010, Sonic’s management reported in its assessment that as of March 31, 2010, Sonic maintained effective internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, Sonic’s independent registered public accounting firm issued an opinion that Sonic maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of the Company and its subsidiaries.

Indemnifications

DirecTV, Inc. v. Finisar Corporation. In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set-top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid, and in January 2010 the court of appeals confirmed that ruling. The Company has not established a reserve with respect to this matter in its Condensed Consolidated Financial Statements.

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

Litigation

John Burke v. TV Guide Magazine Group, Inc., Open Gate Capital, Rovi Corp., Gemstar—TV Guide International, Inc. On August 11, 2009, plaintiff filed a purported class action lawsuit claiming that the Company’s former subsidiary, TV Guide Magazine, breached agreements with its subscribers and violated consumer protection laws with its practice of counting double issues toward the number of issues in a subscription. On December 18, 2009, the case was dismissed with prejudice, and plaintiff filed an appeal of that dismissal. On July 14, 2011 the dismissal was affirmed by the Court of Appeals.

Sonic Acquisition Litigation

Vassil Vassilev v. Sonic Solutions, et al., Matthew Barnes v. Habinger [sic] et al, Diana Willis v. Sonic Solutions, et al., Mark Chropufka v. Sonic Solutions, et al. and Joann Thompson v. Sonic Solutions, et al., filed in California Superior Court for the County of Marin. On January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic Solutions, the members of its board of directors, the Company and Sparta Acquisition Sub, arising out of the proposed transaction between the Company and Sonic. On January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew Barnes v. Habinger [sic] et al., Mark Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al., respectively (the “Lawsuits”). The Lawsuits allege that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process. The Lawsuits allege that the Company and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties. In January 2011, the above actions were consolidated and an amended consolidated complaint was filed adding allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by Sonic on January 14, 2011 and seeking to enjoin the acquisition of Sonic by the Company, to rescind the transaction in the event it is consummated, to impose a constructive trust, and monetary damages, fees and costs in an unspecified amount.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2011. There have been no material changes in our risk factors since the filing of our last Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01	Executive Succession Planning Agreement dated May 25, 2011 by and between Alfred J. Amoroso and Rovi Corporation	8-K	5/25/11	10.1

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation

Authorized Officer:

Date: August 9, 2011	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer:

Date: August 9, 2011	By:	/s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date: August 9, 2011	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer