Form 10-Q
period 2011-09-30
Rovi Corp
filed 2011-11-08
CIK 1424454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2011
Common stock, $0.001 par value	110,232,118

ROVI CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$112,989	$200,195
Short-term investments	305,818	295,120
Trade accounts receivable, net	150,587	78,672
Taxes receivable	6,767	6,811
Deferred tax assets, net	23,639	15,403
Prepaid expenses and other current assets	20,249	12,639

Total current assets	620,049	608,840
Long-term marketable investment securities	79,201	200,852
Property and equipment, net	40,486	39,205
Finite-lived intangible assets, net	895,043	702,385
Other assets	46,100	48,785
Goodwill	1,369,078	857,216

Total assets	$3,049,957	$2,457,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$97,016	$74,512
Deferred revenue	23,976	15,577
Current portion of long-term debt	25,500	130,816

Total current liabilities	146,492	220,905
Taxes payable, less current portion	65,919	56,566
Long-term debt, less current portion	1,031,251	378,083
Deferred revenue, less current portion	4,151	3,995
Long-term deferred tax liabilities, net	23,951	26,249
Other non current liabilities	22,914	19,293

Total liabilities	1,294,678	705,091
Redeemable equity component of convertible debt	—	3,859
Stockholders’ equity:
Common stock	122	112
Treasury stock	(457,472)	(134,931)
Additional paid-in capital	2,101,886	1,781,986
Accumulated other comprehensive income (loss)	378	(1,139)
Retained earnings	110,365	102,305

Total stockholders’ equity	1,755,279	1,748,333

Total liabilities and stockholders’ equity	$3,049,957	$2,457,283

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$196,494	$138,028	$550,987	$401,306

Costs and expenses:
Cost of revenues	34,505	24,462	91,710	81,844
Research and development	47,803	23,440	127,635	71,390
Selling, general and administrative	51,169	33,642	150,583	101,556
Depreciation	5,173	4,771	14,950	14,163
Amortization of intangible assets	33,354	19,820	92,812	60,572
Restructuring and asset impairment charges	1,954	—	19,436	—

Total costs and expenses	173,958	106,135	497,126	329,525

Operating income from continuing operations	22,536	31,893	53,861	71,781
Interest expense	(13,610)	(10,542)	(40,774)	(32,391)
Interest income and other, net	855	1,624	3,961	1,749
(Loss) gain on interest rate swaps and caps, net	(845)	16,411	(1,457)	29,100
Loss on debt redemption	—	—	(9,418)	(15,970)
Gain on sale of strategic investment	—	5,895	—	5,895

Income from continuing operations before income taxes	8,936	45,281	6,173	60,164
Income tax expense (benefit)	6,790	7,657	(2,611)	(98,464)

Income from continuing operations, net of tax	2,146	37,624	8,784	158,628
Discontinued operations, net of tax	(393)	(1,206)	(724)	(12,929)

Net income	$1,753	$36,418	$8,060	$145,699

Basic earnings per share:
Basic earnings per share from continuing operations	$0.02	$0.36	$0.08	$1.54
Basic loss per share from discontinued operations	0.00	(0.01)	(0.01)	$(0.12)

Basic net income per share	$0.02	$0.35	$0.07	$1.42

Shares used in computing basic net earnings per share	109,744	102,730	109,369	102,200

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.02	$0.34	$0.08	$1.46
Diluted loss per share from discontinued operations	0.00	(0.01)	(0.01)	$(0.11)

Diluted net income per share	$0.02	$0.33	$0.07	$1.35

Shares used in computing diluted net earnings per share	112,870	108,917	114,835	107,760

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2010	111,315,257	$112	(5,233,975)	$(134,931)	$1,781,986	$(1,139)	$102,305	$1,748,333
Comprehensive income:
Net income	—	—	—	—	—	—	8,060	8,060
Foreign currency translation adjustment, net of tax	—	—	—	—	—	988	—	988
Unrealized gains on investments, net of tax	—	—	—	—	—	529	—	529

Total comprehensive income								9,577
Issuance of common stock upon exercise of options	1,803,073	2	—	—	37,598	—	—	37,600
Issuance of common stock under employee stock purchase plan	839,237	1	—	—	14,205	—	—	14,206
Issuance of restricted stock, net	1,308,693	1	—	—	(1)	—	—	—
Acquisitions	5,904,436	6	—	—	356,749	—	—	356,755
Exercise of warrants	571,075	—	—	—	—	—	—	—
Conversion of convertible debt	488,496	—	—	—	—	—	—	—
Exercise of convertible bond call option	—	—	(807,935)	—	—	—	—	—
Equity-based compensation	—	—	—	—	47,356	—	—	47,356
Convertible debt repurchase	—	—	—	—	(159,748)	—	—	(159,748)
Tax benefit from convertible debt repurchase	—	—	—	—	4,337	—	—	4,337
Reclass redeemable equity component of convertible debt	—	—	—	—	3,859	—	—	3,859
Excess tax benefit associated with stock plans	—	—	—	—	1,874	—	—	1,874
Repurchase of warrant and sale of convertible bond call option, net		—	(185,247)	(9,975)	13,671	—	—	3,696
Stock repurchase	—	—	(6,004,489)	(312,566)	—	—	—	(312,566)

Balances as of September 30, 2011	122,230,267	$122	(12,231,646)	$(457,472)	$2,101,886	$378	$110,365	$1,755,279

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,060	$145,699
Adjustments to reconcile net income to net cash provided by operations:
Loss from discontinued operations, net of tax	724	12,929
Change in fair value of interest rate swaps and caps, net of premium	13,871	(28,063)
Depreciation	14,950	14,163
Amortization of intangible assets	92,812	60,572
Asset impairment charge	15,535	—
Amortization of note issuance costs and convertible note discount	15,869	19,614
Equity-based compensation	47,356	25,705
Loss on debt redemption	9,418	15,446
Deferred taxes	(20,537)	13,977
Gain on sale-of strategic investments	—	(5,895)
Other, net	4,070	990
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(41,591)	(11,852)
Deferred revenue	5,220	(92)
Prepaid expenses, other current assets and other assets	1,818	(5,162)
Income taxes	4,483	10,749
Accounts payable, accrued expenses, and other long-term liabilities	(20,082)	(32,273)

Net cash provided by operating activities of continuing operations	151,976	236,507
Net cash used in operating activities of discontinued operations	(724)	(2,487)

Net cash provided by operating activities	151,252	234,020
Cash flows from investing activities:
Change in restricted cash	—	36,838
Purchases of long and short-term marketable investments	(340,257)	(432,438)
Sales or maturities of long and short-term marketable investments	451,268	197,287
Purchases of property and equipment	(13,501)	(10,075)
Payments for acquisition, net of cash acquired	(433,733)	(5,922)
Other investing, net	(1,873)	2,410

Net cash used in investing activities of continuing operations	(338,096)	(211,900)
Net cash used in investing activities of discontinued operations	—	(5)

Net cash used in investing activities	(338,096)	(211,905)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(378,603)	(313,350)
Sale of convertible bond call option and repurchase of warrant, net	3,696	5,834
Purchase of treasury stock	(312,566)	(109,863)
Proceeds from issuance of debt, net of issuance costs	733,153	446,517
Excess tax benefits associated with equity plans	1,874	—
Proceeds from exercise of options and employee stock purchase plan	51,806	65,342

Net cash provided by financing activities of continuing operations	99,360	94,480
Net cash used in financing activities of discontinued operations	—	—

Net cash provided by financing activities	99,360	94,480
Effect of exchange rate changes on cash	278	(8)

Net (decrease) increase in cash and cash equivalents	(87,206)	116,587
Cash and cash equivalents at beginning of period	200,195	165,410

Cash and cash equivalents at end of period	$112,989	$281,997

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Rovi Corporation and its subsidiaries’ (collectively “Rovi” or the “Company”) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and analog content protection technologies (“ACP”) and services. The Company also offers advertising services across all its products. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. With the acquisition of Sonic Solutions (“Sonic”) (see Note 3), the Company’s offerings now also include the RoxioNow video delivery solution (now known as the Rovi Entertainment Store), DivX and MainConcept video compression-decompression technology (“codecs”), Sonic professional products, and Roxio consumer software products. The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers across the world.

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

On February 26, 2010, the Company sold its 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks. Guideworks was a research and development joint venture with Comcast that develops interactive program guide solutions, which are distributed by the Company under the i-Guide brand. Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks. The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with ASC 730-20, Research and Development Arrangements. Included in research and development expenses for the nine months ended September 30, 2010, are $1.7 million in expenses related to Guideworks.

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

CE and Service Provider Licensing

The Company licenses its proprietary IPG technology, codec technology and ACP technology to consumer electronics (“CE”) manufacturers, integrated circuit makers, service providers and others. The Company generally recognizes revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. The Company has established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making a revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, certain licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. The Company often enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, the Company generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term. In addition, the Company enters into agreements in which the licensee pays the Company a one-time fee for a perpetual license to its ACP technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.

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

The Company also licenses its software to original equipment manufacturers “OEMs” who include it with the PCs they sell. The Company generally receives a per-unit royalty and recognizes this revenue upon receipt of the customer royalty report.

Rovi Entertainment Store Video Delivery Solution

The Company recognizes service fees it receives from retailers and others for operating their storefronts on a straight-line basis over the period it is providing services. The Company recognizes transaction revenue from the sale or rental of individual content titles in the period when the content is purchased and delivered. Transaction revenue is recorded on a gross basis when the Company is the principal in the transaction and is recorded net of payments to content owners and others when the Company is acting as an agent. The Company is generally the principal in the transaction when it is the merchant of record and is licensing the content distribution rights.

NOTE 3 – ACQUISITIONS

Sonic Acquisition

On February 17, 2011, the Company acquired 100% of the outstanding common stock of Sonic in a cash and stock transaction. Sonic was a leading developer of technologies, products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms. The Sonic acquisition enhances the Company’s offerings and facilitates the next step forward in its strategy of allowing consumers who have found content they are seeking using its guides, technologies and metadata, to enjoy that content in multiple environments from multiple sources on any device. The combination of the Company and Sonic also provides the opportunity for cost savings. The Company believes these factors support the amount of goodwill recorded in connection with the transaction.

The Company is accounting for the transaction under the acquisition method of accounting in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 805 “Business Combinations” (ASC 805). The total purchase price for Sonic was approximately $763.1 million and was comprised of the following (in thousands, except share and per share amounts):

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

Under the acquisition method, the total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. The Company has made significant estimates and assumptions in determining the allocation of the purchase price. The allocation of purchase consideration is subject to change based on further review of the fair value of the assets acquired and liabilities assumed.

The Company’s purchase price allocation is as follows (in thousands, except lives):

	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents			$22,127
Short-term investments			2,254
Trade accounts receivable			27,020
Property and equipment			2,895
Goodwill			476,646

Identifiable intangible assets:
Developed technology	6	$105,900
Trademarks/tradenames	10	17,700
Customer relationships	6	146,400
Studio relationships and content library	4	9,700

Total identifiable intangible assets			279,700
Prepaid and other assets			15,255
Accounts payable and other liabilities			(51,171)
Deferred tax liabilities, net			(8,248)
Deferred revenue			(3,335)

Total purchase price			$763,143

The developed technology intangible assets relate to Sonic’s products across all of their product lines that have reached technological feasibility, primarily the Rovi Entertainment Store technology, Roxio’s developed software products and the DivX codec technology and player application. Trademarks/tradenames are primarily related to the Roxio and DivX brandname. Customer relationships represent existing contracted relationships with CE manufacturers, retailers, distributors and others. Studio relationships and content library primarily relate to Rovi Entertainment Store’s relationships with the studios and digitized content library. The estimated fair values of the developed technology, trademarks/tradenames and customer relationships were primarily determined using either the relief-from-royalty or excess earnings methods. The rates utilized to discount net cash flows to their present values ranged from 8%-11% and were determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair values of the studio relationships and content library were determined under the cost method. The Company did not record any in process research and development assets as Sonic’s major technology projects are either substantially complete or primarily represent improvements and additional functionality to existing products for which a substantial risk of completion does not exist.

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

For the nine months ended September 30, 2011, the Company incurred approximately $2.3 million in transaction costs related to the Sonic acquisition. These costs are included in selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. For the three months ended September 30, 2011, the acquired Sonic operations generated approximately $42.3 million of revenue and for the period from acquisition to September 30, 2011, the acquired Sonic operations generated approximately $105.1 million of revenue.

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

	Three months ended September 30,		Nine months ended September 30,
	2011 (4)	2010	2011	2010
Net revenue	$196,494	$182,471	$584,919	$533,794
Operating income (1)	$24,814	$15,447	$61,673	$24,957
Income (loss) from continuing operations, net of tax (1)(2)(3)	$4,378	$21,623	$(7,558)	$112,806
Basic earnings (loss) per share from continuing operations	$0.04	$0.20	$(0.07)	$1.04
Diluted earnings (loss) per share from continuing operations	$0.04	$0.19	$(0.07)	$0.99

(1)	Operating income for the nine months ended September 30, 2010, includes a $28.5 million charge related to costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition (See Note 16).
(2)	The Company’s historical results for the nine months ended September 30, 2010, included a $98.5 million income tax benefit, primarily related to entering into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement program confirming that the Company recognized an ordinary tax loss from the 2008 sale of its TV Guide Magazine business (See Note 13).
(3)	As a result of recording deferred tax liabilities related to its acquisition of Sonic, the Company determined that its deferred tax valuation allowance should be reduced by $22.2 million during the three months ended March 31, 2011. As the pro forma financial information assumes the acquisition of Sonic had occurred on January 1, 2010, and this deferred tax valuation allowance reduction is non-recurring in nature and is directly related to the transaction, the $22.2 million tax benefit has been removed from the pro forma financial information for the nine months ended September 30, 2011.
(4)	Our GAAP results and our pro forma GAAP results differ for the three months ended September 30, 2011, due to the fact that the pro forma financial information assumes the acquisition of Sonic occurred on January 1, 2010, and the intangible asset amortization related to customer relationships acquired in the Sonic acquisition is not being recorded on a straight-line basis and therefore requires adjustment.

NOTE 4 – DISCONTINUED OPERATIONS

On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation (“Norpak”) which manufactured equipment for embedding data in a television signal. The results of operations and cash flows of Norpak have been reclassified to discontinued operations for all periods presented.

During the three and nine months ended September 30, 2011, the Company recorded $0.4 million and $0.7 million in expenses related to indemnification for IP infringement claims relating to the Company’s previous software business which included FLEXnet, InstallShield and AdminStudio software tools which was sold in 2008. During the three and nine months ended September 30, 2010, the Company recorded $0.1 million and $11.7 million in expenses related to indemnification for IP infringement claims relating to this previous software business.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue:
Norpak	$—	$1,057	$—	$2,600
Pre-tax loss:
Software	$(393)	$(132)	$(724)	$(11,651)
Norpak	—	(413)	—	(617)
Pre-tax loss on disposal of business units	—	(1,609)	—	(1,609)
Income tax benefit	—	948	—	948

Loss from discontinued operations, net of tax	$(393)	$(1,206)	$(724)	$(12,929)

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

In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. During the nine months ended September 30, 2011, the Company repurchased a total of $93.8 million in par value of the 2040 Convertible Notes for $127.5 million. The Company allocated $82.1 million of the purchase price to the liability component and the remaining $45.4 million to the equity component of the 2040 Convertible Notes. In connection with the repurchases, the Company recorded a $6.2 million loss on debt redemption during the nine months ended September 30, 2011. The Company did not repurchase any of the 2040 Convertible Notes during the three months ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, the principal amount of the Company’s 2040 Convertible Notes was $366.2 million and $460 million, respectively. As of September 30, 2011 and December 31, 2010, the unamortized discount on the 2040 Convertible Notes was $54.8 million and $81.9 million, respectively, resulting in a carrying amount of $311.4 million and $378.1 million, respectively. During the three and nine months ended September 30, 2011, the Company recorded $3.5 million and $11.1 million, of interest expense for the 2040 Convertible Notes related to the amortization of the discount. During the three and nine months ended September 30, 2010, the Company recorded $4.1 million and $8.7 million, of interest expense for the 2040 Convertible Notes related to the amortization of the discount.

Convertible Senior Notes Due 2011

In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par. During the nine months ended September 30, 2011, the Company repurchased a total of $106.3 million in par value of the 2011 Convertible Notes for $221.1 million. The Company allocated $106.8 million of the purchase price to the liability component and the remaining $114.3 million to the equity component of the 2011 Convertible Notes. In connection with the repurchases, the Company recorded $3.2 million in losses on debt redemption during the nine months ended September 30, 2011. The Company did not repurchase any of the 2011 Convertible Notes during the three months ended September 30, 2011. In August 2011, the remaining 2011 Convertible Notes with a par value of $28.4 million were converted by the noteholders. In connection with the conversion, the Company issued 0.5 million shares of its common stock and paid $28.4 million in cash to the noteholders.

In accordance with ASC 470, the Company separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. As of December 31, 2010, the principal amount of the Company’s 2011 Convertible Notes was $134.7 million. As of December 31, 2010, the unamortized discount on the 2011 Convertible Notes was $3.9 million, resulting in a carrying amount of $130.8 million. During the three months ended September 30, 2011 and 2010, the Company recorded $0.2 million and $1.8 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount. During the nine months ended September 30, 2011 and 2010, the Company recorded $1.5 million and $6.2 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount.

Concurrently with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company had options to purchase up to 7.96 million shares of the Company’s common stock at a price of approximately $28.28 per share. In connection with the repurchase of a portion of the 2011 Convertible Notes during the nine months ended September 30, 2011, the Company unwound a portion of the convertible bond call option, and in the process, received $85.6 million in cash and 0.2 million shares of its common stock with a fair value of $10.0 million. This payment and the fair value of the common stock received have been recorded as an increase to additional paid-in-capital and the common stock received has been recorded as treasury stock. In August 2011, the Company exercised the remaining convertible bond call options and received a net share settlement of 0.8 million shares of its common stock.

In addition, concurrent with the issuance of 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. In connection with the repurchase of a portion of the 2011 Convertible Notes during the nine months ended September 30, 2011, the Company unwound a portion of the warrants for $81.9 million in cash. These payments have been recorded as a decrease to additional paid-in-capital. During the three months ended September 30, 2011, the Company issued 0.1 million shares of its common stock in connection with the exercise of a portion of the warrants. As of September 30, 2011, warrants to purchase up to 1.2 million shares of the Company’s common stock under the terms described above remain outstanding.

Senior Secured Term Loans

On February 7, 2011, two of the Company’s subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan (“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”). Both term loans are guaranteed by Rovi Corporation and certain of its domestic and foreign subsidiaries, and are secured by substantially all of the Company’s assets. Term Loan A requires annual amortization payments and matures on February 7, 2016 and Term Loan B requires quarterly amortization payments and matures on February 7, 2018. Term Loan A bears interest, at the Company’s election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum and was issued at a discount of $2.8 million to par value. Term Loan B bears interest, at the Company’s election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0% and was issued at a $0.8 million discount to par value. The senior secured credit facility includes financial performance covenants (a maximum total leverage ratio and a minimum interest coverage ratio), provisions for optional and mandatory repayments (an annual excess cash flow payment and payments due upon sale of assets, among others), restrictions on the issuance of new indebtedness, restrictions on certain payments (repurchases of Company stock and dividends payments, among others) and other representations, warranties and covenants which are customary for a secured credit facility. As of September 30, 2011, the Term Loan A and Term Loan B carrying values were $447.6 million and $297.8 million, net of discount, respectively. The Company incurred $13.3 million in debt issuance costs related to Term Loan A and Term Loan B, which are being amortized to interest expense using the effective interest method.

Debt Repurchase Program

In December 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its convertible notes. In February 2011, the Company’s Board of Directors replaced the December authorization with a new repurchase authorization of up to $300 million of debt outstanding. In May 2011, the Company’s Board of Directors replaced the February authorization with a new repurchase authorization of up to $300.0 million of debt outstanding. During the nine months ended September 30, 2011, the Company paid $348.6 million to repurchase debt under its debt repurchase program, of which $14.2 million was repurchased under the May 2011 authorization with the remainder being repurchased under prior authorizations. As of September 30, 2011, the Company has $285.8 million remaining under its existing debt repurchase authorization.

2008 Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company borrowed $550.0 million under a five year senior secured term loan credit facility (the “2008 Term Loan”). As of December 31, 2009, the 2008 Term Loan balance was $207.2 million. During the first quarter of 2010, the Company paid off and retired the 2008 Term Loan. In connection with retiring the 2008 Term Loan, the Company recorded a $12.5 million loss on debt redemption, primarily due to writing off the remaining note issuance costs.

NOTE 6 – INVESTMENTS

The following is a summary of available-for-sale and other investment securities (in thousands) as of September 30, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$51,298	$—	$—	$51,298
Cash equivalents - Money markets	56,158	—	—	56,158
Cash equivalents - Corporate debt securities	500	—	—	500
Cash equivalents -U.S. Treasury/Agencies	5,034	—	$(1)	5,033

Total cash and cash equivalents	$112,990	$—	$(1)	$112,989

Available-for-sale investments:
Auction rate securities	$15,900	$—	$(1,409)	$14,491
Corporate debt securities	193,747	99	(240)	193,606
Foreign government obligations	38,057	58	(21)	38,094
U.S. Treasury/Agencies	138,761	98	(31)	138,828

Total available-for-sale investments	$386,465	$255	$(1,701)	$385,019

Total cash, cash equivalents and investments				$498,008

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$45,700	$—	$—	$45,700
Cash equivalents - Money markets	154,495	—	—	154,495

Total cash and cash equivalents	$200,195	$—	$—	$200,195

Available-for-sale investments:
Auction rate securities	$16,800	$—	$(1,801)	$14,999
Corporate debt securities	186,218	263	(191)	186,290
Foreign government obligations	11,792	10	(52)	11,750
U.S. Treasury/Agencies	283,073	166	(306)	282,933

Total available-for-sale investments	$497,883	$439	$(2,350)	$495,972

Total cash, cash equivalents and investments				$696,167

As of September 30, 2011, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$311,351
Due in 1-2 years	64,710
Due in 2-3 years	—
Due in greater than 3 years	14,491

Total	$390,552

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at September 30, 2011 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments.

NOTE 7 – INTEREST RATE SWAPS AND CAPS

In March 2010, in connection with the issuance of the 2040 Convertible Notes, the Company entered into interest rate swaps with a notional amount of $460.0 million under which it pays a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receives a fixed rate of 2.625%. These swaps expire in February 2015. In addition, in connection with the then remaining balance of the 2011 Convertible Notes, the Company also entered into interest rate swaps with a notional amount of $185.0 million under which it paid a weighted average floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears, and received a fixed rate of 2.625%. These swaps expired in August 2011. The Company entered into these swaps as it believed interest rates would increase in the future at a slower pace than the market then anticipated, thus allowing it to reduce its overall interest expense related to the convertible debt. The Company also purchased interest rate caps for $4.0 million with notional amounts that range from $270.0 million to $200.0 million from 2012 to 2015. The Company will receive payments under these interest rate caps if 6 month USD-LIBOR, on the reset dates, exceeds 6% from February 2012 to February 2013, 5% from February 2013 to February 2014, or 4% from February 2014 to February 2015.

In November 2010, after future interest rate expectations decreased, the Company entered into additional swaps with a notional amount of $460.0 million under which it pays a fixed rate which gradually increases from 0.203% for the six-month settlement period ending in February 2011, to 2.619% for the six-month settlement period ending in February 2015 and receives a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015. In November 2010, the Company also entered into additional swaps with a notional amount of $185.0 million under which it paid a fixed rate which increased from 1.783% for the settlement period ending in February 2011, to 1.875% for the six-month settlement period ending August 2011 and received a floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears. These swaps expired in August 2011. As future interest rate expectations had declined since March 2010, the Company entered into these swaps to fix its future interest payments based on the forward LIBOR rates in effect in November 2010.

The Company has not designated any of its interest rate swaps or caps as hedges. The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended September 30, 2011 and 2010, the Company recorded a loss of $0.8 million and a gain of $16.4 million, respectively, and during the nine months ended September 30, 2011 and 2010, the Company recorded a loss of $1.5 million and a gain of $29.1 million, respectively, for the change in the fair value of its interest rate swaps and caps and the semi-annual interest settlements. For information on the fair value of the Company’s interest rate swaps and caps see Note 8.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at September 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$56,158	$56,158	$—	$—
Corporate debt securities (2)	163,264	—	163,264	—
Foreign government obligations (3)	19,953	—	19,953	—
U.S. agency debt securities (4)	128,134	—	128,134	—
Non-Current Assets
Auction rate securities (5)	14,491	—	—	14,491
Corporate debt securities (5)	30,842	—	30,842	—
Foreign government obligations (5)	18,141	—	18,141	—
U.S. agency debt securities (5)	15,727	—	15,727	—
Interest rate swaps and caps (6)	19,289	—	19,289	—

Total assets	$465,999	$56,158	$395,350	$14,491

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)	Includes $0.5 million classified as cash and cash equivalents and $162.8 million as short-term investments on the Condensed Consolidated Balance Sheet.
(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet.
(4)	Includes $5.0 million classified as cash and cash equivalents and $123.1 million as short-term investments on the Condensed Consolidated Balance Sheet.
(5)	Included in long-term marketable securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.
(6)	Included in other assets on the Condensed Consolidated Balance Sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities as of September 30, 2011 (in thousands):

Balance at December 31, 2010	$14,999
Acquired ARS-Sonic Solution Acquisition	3,002
Unrealized gain included in accumulated other comprehensive income	599
Realized gain on settlement	51
Settlements	(4,160)

Balance at September 30, 2011	$14,491

The fair value of the Company’s outstanding debt at September 30, 2011 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A	$447,584	$442,125
Term Loan B	297,813	292,530
2040 Convertible Notes (1)	311,354	426,916

	$1,056,751

(1)	The par value of the 2040 Convertible Notes is $366.2 million. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION

Sonic Solutions Assumed Plan

On February 17, 2011, in conjunction with the acquisition of Sonic Solutions, the Company assumed the Sonic Solutions 2004 Equity Compensation Plan, amended and restated July 2010 (the “2004 Sonic Plan”). As of February 17, 2011, on a converted basis, the 2004 Sonic Plan had 2.2 million shares reserved and 1.6 million shares available for issuance.

Stock Options Plans

The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and, effective February 17, 2011, the 2004 Sonic Plan.

As of September 30, 2011, the Company had a total of 31.8 million shares reserved and 10.2 million shares available for issuance under the 2008 Plan, the 2000 Plan and the 2004 Sonic Plan.

These equity plans provide for the grant of stock options, restricted stock awards, restricted stock units and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the periods ended September 30, 2011, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly over the following three years. Options granted during the periods ended September 30, 2011 have a contractual term of seven years.

Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of September 30, 2011, the number of restricted stock awards outstanding and unvested was 2.2 million.

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

As of September 30, 2011, the Company had reserved, and available for future issuance, 5.3 million shares of common stock under the ESPP.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Option Plans:
Dividends	None	None	None	None
Expected term	4.5 years	4.6 years	4.5 years	4.5 years
Risk free interest rate	1.4%	1.4%	1.7%	2.1%
Volatility rate	45%	39%	43%	39%

ESPP Plan:
Dividends	None	None	None	None
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.3%	0.4%	0.3%	0.4%
Volatility rate	42%	35%	40%	35%

The weighted average fair value of equity-based awards are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average fair value:
Option grants	$21.13	$14.84	$20.86	$12.90
Employee purchase share rights	$10.97	$13.13	$14.97	$9.92
Restricted stock award grants	$49.89	$44.24	$51.04	$43.45

In conjunction with the Sonic acquisition, the Company assumed 0.9 million shares of converted options and restricted stock units. The assumed options and restricted stock units are subject to the same terms and conditions they had immediately prior to the effective date of the acquisition. Since the Company did not have sufficient data for the assumed options, the simplified method was used to calculate the expected term. The assumptions used to value the assumed and converted Sonic options are as follows:

Dividends	None
Expected term	5.8 years
Risk free interest rate	2.6%
Volatility rate	39%

The weighted average fair value of assumed and converted Sonic options was $39.50 per share.

As of September 30, 2011, there was $140.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.6 years.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011, was $14.1 million and $62.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2010	$857,216
Changes due to foreign currency exchange rates and other	168
2011 acquisitions	511,694

Goodwill, net at September 30, 2011	$1,369,078

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

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$920,521	$(251,484)	$669,037
Existing contracts and customer relationships	198,524	(36,630)	161,894
Content databases and other	63,633	(22,412)	41,221
Trademarks / Tradenames	31,800	(8,909)	22,891

	$1,214,478	$(319,435)	$895,043

	December 31, 2010
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$828,923	$(197,540)	$631,383
Existing contracts and customer relationships	47,634	(15,737)	31,897
Content databases and other	51,674	(15,849)	35,825
Trademarks / Tradenames	8,300	(5,020)	3,280

	$936,531	$(234,146)	$702,385

As of September 30, 2011, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization
Expense
Remainder of 2011	$33,310
2012	122,200
2013	110,110
2014	102,438
2015	93,958
Thereafter	433,027

Total amortization expense	$895,043

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Sonic Acquisition Restructuring Plan

In conjunction with the Sonic acquisition, in the first quarter of 2011, management acted upon a plan to restructure certain Sonic operations resulting in severance of $1.5 million and $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options. This restructuring was done in order to create cost efficiencies for the combined Company. During the second quarter of 2011, additional restructuring actions were implemented resulting in severance and asset impairment charges of $1.3 million and $0.1 million, respectively. During the third quarter of 2011, the Company recorded an additional $2.0 million in restructuring charges comprised of a $1.4 million charge to abandon a former Sonic facility and $0.6 million in severance charges. As of September 30, 2011, $1.1 million of costs related to the abandoned facility and $0.5 million of severance costs remain unpaid.

BD+

On July 1, 2011, the Company sold its BD+ technology assets for proceeds of up to $25 million based on the achievement of certain milestones, with $2 million paid initially. During the second quarter of 2011, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets. This impairment charge is recorded in restructuring and asset impairment charges on the Condensed Consolidated Statement of Operations. During the three months ended September 30, 2011 and 2010, the Company recorded $0.0 million and $0.7 million, respectively, in BD+ revenue. During the nine months ended September 30, 2011 and 2010, the Company recorded $1.8 million and $1.9 million, respectively, in BD+ revenue.

NOTE 12 – EARNINGS PER SHARE (EPS)

ASC 260 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method. The Company’s non-vested restricted stock awards granted prior to June 30, 2009, qualify as participating securities.

Basic net EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. The calculation of earnings per common share and diluted earnings per common share is presented below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per common share
Income from continuing operations	$2,146	$37,624	$8,784	$158,628
Income allocated to participating securities	(5)	(171)	(26)	(831)

Income allocated to common shareholders from continuing operations	$2,141	$37,453	$8,758	$157,797

Discontinued operations	$(393)	$(1,206)	$(724)	$(12,929)
Loss allocated to participating securities	1	5	2	68

Discontinued operations allocated to common shareholders	$(392)	$(1,201)	$(722)	$(12,861)

Net income	$1,753	$36,418	$8,060	$145,699
Income allocated to participating securities	(4)	(166)	(24)	(763)

Net income allocated to common shareholders	$1,749	$36,252	$8,036	$144,936

Weighted average basic common shares outstanding	109,744	102,730	109,369	102,200

Earnings per common share from continuing operations	$0.02	$0.36	$0.08	$1.54
Loss per common share from discontinued operations	0.00	(0.01)	(0.01)	(0.12)

Net income per common share	$0.02	$0.35	$0.07	$1.42

Diluted earnings per common share
Income from continuing operations	$2,146	$37,624	$8,784	$158,628
Income allocated to participating securities	(5)	(161)	(25)	(788)

Income allocated to common shareholders from continuing operations	$2,141	$37,463	$8,759	$157,840

Discontinued operations	$(393)	$(1,206)	$(724)	$(12,929)
Loss allocated to participating securities	1	5	2	64

Discontinued operations allocated to common shareholders	$(392)	$(1,201)	$(722)	$(12,865)

Net income	$1,753	$36,418	$8,060	$145,699
Income allocated to participating securities	(4)	(156)	(23)	(724)

Net income allocated to common shareholders	$1,749	$36,262	$8,037	$144,975

Weighted average diluted common shares outstanding	109,744	102,730	109,369	102,200
Dilutive potential common shares	3,126	6,187	5,466	5,560

Weighted average diluted common shares outstanding	112,870	108,917	114,835	107,760

Earnings per common share from continuing operations	$0.02	$0.34	$0.08	$1.46
Loss per common share from discontinued operations	0.00	(0.01)	(0.01)	(0.11)

Net income per common share	$0.02	$0.33	$0.07	$1.35

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	1,434	1,171	412	1,713
Restricted stock	174	219	49	70
Convertible notes (1)	—	9,713	—	7,008

Total weighted average potential common shares excluded from diluted net earnings per share	1,608	11,103	461	8,791

(1)	See Note 5 for additional details.

NOTE 13 – INCOME TAXES

The Company recorded income tax expense from continuing operations for the three months ended September 30, 2011, of $6.8 million, including a $4.2 million discrete tax expense resulting from an increase in its deferred tax valuation allowance associated with the July 1, 2011, sale of its BD+ technology assets.

For the nine months ended September 30, 2011, the Company recorded an income tax benefit of $2.6 million, primarily due to discrete tax benefits relating to the net reduction in its deferred tax asset valuation allowance resulting from the Company’s acquisitions of Sonic and SideReel, the loss on its debt redemptions, and the BD+ intangible asset impairment charge and subsequent asset sale. The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets described in Note 3. These net deferred tax liabilities are a source of future taxable income which allows the Company to reduce its pre-acquisition valuation allowance. The change in the Company’s pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting under ASC 805 and has been credited to income tax expense. Income tax expense is based upon an annual effective tax rate forecast including estimates and assumptions that could change during the year.

The Company recorded income tax expense from continuing operations for the three months ended September 30, 2010, of $7.7 million including a discrete tax expense of $2.2 million resulting from the pre-tax gain of $5.9 million on its sale of a strategic investment recorded during the same reporting period. The Company recorded an income tax benefit from continuing operations for the nine months ended September 30, 2010, of $98.5 million, primarily as a result of entering into the closing agreement with the Internal Revenue Service described below regarding the character and amount of tax loss from the 2008 sale of its TV Guide Magazine business.

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

At September 30, 2011, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010 determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at September 30, 2011.

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2007.

NOTE 14 – STOCK REPURCHASE PROGRAM

In December 2010, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. This $400 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the nine months ended September 30, 2011, the Company repurchased 6.0 million shares of common stock for $312.6 million and had $87.4 million remaining under its existing stock repurchase authorization. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. This $400 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. As of September 30, 2011, treasury stock consisted of 12.2 million shares of common stock that had been repurchased, with a cost basis of approximately $457.5 million.

NOTE 15 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,753	$36,418	$8,060	$145,699
Other comprehensive income:
Unrealized income on investments	202	390	529	253
Foreign currency translation adjustments	794	1,532	988	600

Comprehensive income	$2,749	$38,340	$9,577	$146,552

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, the Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and/or incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. In some cases, the Company may receive tenders of defense and indemnity arising out of products that are no longer provided by the Company due to having divested certain assets, but which were previously licensed by the Company. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the

Company by the licensee under the license agreement, however some license agreements, including those with the Company’s largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect the Company’s results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its future results of operations.

DirecTV, Inc. v. Finisar Corporation. In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set-top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid, and in January 2010, the court of appeals confirmed that ruling. The Company has not established a reserve with respect to this matter in its Consolidated Financial Statements.

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

Overview

We have pursued a strategy to build and acquire solutions that place Rovi in the center of the marketplace for both the way entertainment content is being enhanced and delivered to consumers, and the way in which consumers discover, acquire, manage and enjoy digital content. The acquired digital content is ultimately consumed on a variety of electronic devices in the marketplace today, as well as devices developed and regularly introduced in the future. As we have pursued our strategy, we have seen the market shift from physical to digital distribution of content, and have seen the transformation caused by the Internet accelerated by the adoption of connected devices other than PCs, for instance “connected” devices (such as televisions, game consoles and Blu-ray players with built-in ability to connect to the Internet), tablets and smartphones. In the course of evaluating and pursuing this strategy, we identified the importance of metadata (in-depth data about entertainment content, artists and celebrities, including socially generated data) which led us to acquire metadata operations, as well as interactive program guide (“IPG”) technology, to help consumers discover content of interest. Additionally, we recognized that certain businesses interested in building their own IPGs or other entertainment applications, require, in addition to a patent license, capabilities or services that we can provide. In response to these market changes, we expanded our product offerings to include Web services (Rovi Cloud Services.) Historically, our customers have primarily been other businesses which deal directly with consumers. We have focused on delivering an end-to-end solution that enables our customers and their consumers to create, discover, manage, acquire, share and enjoy digital entertainment. Additionally, through advertising within an IPG or other applications on a connected device, we have created another revenue opportunity in which our customers can share. Our solutions include IPGs, IPG advertising, Web services (such as recommendations and search capability), media recognition technologies and licensing of our extensive database of descriptive information about television, movies, music, books, and game content and content protection technologies and services. In addition, our customers have licensed our patents in order to deploy their own IPG or a third party IPG.

On February 17, 2011, we acquired Sonic Solutions (“Sonic”) for approximately $763.1 million in cash and stock. We believe the Sonic acquisition not only enhances our offerings to our business customers, but also facilitates the next step forward in our strategy: providing connected consumers the capability to find content they are seeking using our technologies and metadata, as well as to enjoy that content from multiple sources on any device.

As part of the Sonic acquisition, we acquired the DivX, RoxioNow (now known as the Rovi Entertainment Store) and the Roxio consumer software businesses, as well as Sonic’s MainConcept and professional products groups. DivX is focused on creating products and providing services that improve the way consumers experience video media. DivX offers a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media in either physical or streamed forms. DivX codecs and media players have been downloaded by consumers hundreds of millions of times. DivX also licenses similar technology to consumer electronics (“CE”) manufacturers and certifies their products to ensure the interoperable support of DivX encoded content. DivX receives a royalty and/or license fee for DivX certified devices shipped by its customers. DivX technology has been embedded in over 500 million CE devices in a broad range of categories including DVD players, Blu-ray players, Digital Televisions, mobile phones, tablets, gaming consoles and set-top boxes (“STB”). In addition to this licensing revenue, DivX also generates revenue from licensing upgraded versions of its free software on-line directly to consumers, referral fees and content distribution.

The Rovi Entertainment Store business provides a “white-label” service to companies that want to distribute, either in a sale or rental model, premium entertainment content directly to consumers using the Internet for delivery to a broad range of devices. Customers include traditional retailers, CE manufacturers, Hollywood studios and companies looking to provide over-the-top (OTT) video-on-demand (VOD) services to “connected” devices. We plan on utilizing Rovi Entertainment Store to offer our service provider customers an IP VOD offering, initially supporting VOD to non STB devices. Rovi Entertainment Store has historically provided its “white-label” service to companies distributing premium entertainment content in the United States. Subsequent to acquiring Rovi Entertainment Store, we launched support for a “white-label” service in Canada and for an OTT VOD provider in the Middle East. Additionally, just prior to the close of the Sonic acquisition, Sonic acquired Nowtilus Online mbH (“Nowtilus”). Nowtilus provides “white-label” OTT VOD solutions to companies looking to provide premium entertainment content to connected devices in Germany. We anticipate expanding our “white-label” service into Europe next year.

The Roxio consumer software business provides software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices. The Roxio consumer software business offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Burn, Roxio Copy & Convert, Roxio Creator, Roxio Easy LP to MP3, Roxio Easy VHS to DVD, Toast, VideoWave, WinOnCD, and others. These products are sold in a number of different versions and languages. These products are distributed through various channels, including “bundling” arrangements with original equipment manufacturers “OEMs”, volume licensing programs, the Roxio web store, and third party web-based and “bricks and mortar” retail stores. The Company also markets the core technology that powers Roxio software products to other companies who wish to build their own PC software products. The market for Roxio consumer software products is highly linked to the market for optical disc drives (drives included in PCs which can read and record on optical media discs such as compact discs, DVDs, and Blu-ray discs.) We believe that the impact of tablet computers, which generally don’t have optical disc drives, on the sale of PCs plus the increase in laptop PCs offered without an optical disc drive has, and we anticipate will continue to have, a negative impact on demand for Roxio consumer software products.

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

We group our revenue into the following categories – (i) service providers, (ii) CE manufacturers, and (iii) consumer software and other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues ad revenue generated from our consumer websites such as AllRovi.com and SideReel.com. CE manufacturers includes license revenue received from consumer electronics companies for our IPG, DivX , ACP, VCR Plus+ and media recognition technologies as well as license revenue for our IPG patents and Rovi Cloud Services. Consumer software and other includes our Roxio consumer software business, Rovi Entertainment Store, MainConcept, Sonic professional products as well as our business of licensing our extensive database of descriptive information about television, movie, music and video game content and our entertainment company content protection products.

On July 1, 2011, we sold our BD+ technology assets for up to $25 million based on the achievement of certain milestones, with $2.0 million paid initially. During the three months ended June 30, 2011, we recorded a $13.5 million impairment charge related to the BD+ intangible assets. During the three months ended September 30, 2011 and 2010, we recorded $0.0 million and $0.7 million, respectively, of BD+ revenue. During the nine months ended September 30, 2011 and 2010, we recorded $1.8 million and $1.9 million, respectively, in BD+ revenue.

Results of Operations

The following tables present our condensed consolidated statements of operations for our continuing operations compared to the prior year (in thousands).

	Three Months Ended September 30,
	2011	2010	Change $	Change %
Revenues:
Service providers	$74,464	$65,711	8,753	13%
CE manufacturers	87,629	57,891	29,738	51%
Consumer software and other	34,401	14,426	19,975	138%

Total revenues	196,494	138,028	58,466	42%

Costs and expenses:
Cost of revenues	34,505	24,462	10,043	41%
Research and development	47,803	23,440	24,363	104%
Selling, general and administrative	51,169	33,642	17,527	52%
Depreciation	5,173	4,771	402	8%
Amortization of intangible assets	33,354	19,820	13,534	68%
Restructuring and asset impairment charges	1,954	—	1,954	NA

Total costs and expenses	173,958	106,135	67,823	64%

Operating income from continuing operations	22,536	31,893	(9,357)	-29%
Interest expense	(13,610)	(10,542)	(3,068)	29%
Interest income and other, net	855	1,624	(769)	-47%
(Loss) gain on interest rate swaps and caps, net	(845)	16,411	(17,256)	-105%
Gain on sale of strategic investment	—	5,895	(5,895)	-100%

Income from continuing operations before taxes	8,936	45,281	(36,345)	-80%
Income tax expense	6,790	7,657	(867)	-11%

Income from continuing operations, net of tax	2,146	37,624	(35,478)	-94%
Loss from discontinued operations, net of tax	(393)	(1,206)	813	-67%

Net income	$1,753	$36,418	(34,665)	-95%

	Nine Months Ended September 30,
	2011	2010	Change $	Change %
Revenues:
Service providers	$221,756	$196,980	24,776	13%
CE manufacturers	237,377	164,171	73,206	45%
Consumer software and other	91,854	40,155	51,699	129%

Total revenues	550,987	401,306	149,681	37%

Costs and expenses:
Cost of revenues	91,710	81,844	9,866	12%
Research and development	127,635	71,390	56,245	79%
Selling, general and administrative	150,583	101,556	49,027	48%
Depreciation	14,950	14,163	787	6%
Amortization of intangible assets	92,812	60,572	32,240	53%
Restructuring and asset impairment charges	19,436	—	19,436	NA

Total costs and expenses	497,126	329,525	167,601	51%

Operating income from continuing operations	53,861	71,781	(17,920)	-25%
Interest expense	(40,774)	(32,391)	(8,383)	26%
Interest income and other, net	3,961	1,749	2,212	126%
(Loss) gain on interest rate swaps and caps, net	(1,457)	29,100	(30,557)	-105%
Loss on debt redemption	(9,418)	(15,970)	6,552	-41%
Gain on sale of strategic investment	—	5,895	(5,895)	-100%

Income from continuing operations before taxes	6,173	60,164	(53,991)	-90%
Income tax benefit	(2,611)	(98,464)	95,853	-97%

Income from continuing operations, net of tax	8,784	158,628	(149,844)	-94%
Loss from discontinued operations, net of tax	(724)	(12,929)	12,205	-94%

Net income	$8,060	$145,699	(137,639)	-94%

Service Providers Revenue

For the three and nine months ended September 30, 2011, revenue from service providers increased by 13%, compared to the same periods in the prior year. These increases were primarily due to an increase in IPG product revenues which benefited from continued domestic digital subscriber growth and rate increases on renewed agreements. Also contributing to the growth was an increase in IPG advertising revenue. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased IPG advertising revenue.

CE Manufacturers Revenue

For the three and nine months ended September 30, 2011, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 51% and 45%, respectively, compared to the same periods in the prior year. Driving the increase for the three months ended September 30, 2011, was $21.2 million in revenue from the addition of DivX products, acquired in the Sonic acquisition, and a $23.6 million increase in IPG patent and product revenue, primarily due to new agreements signed in the current quarter. These increases were partially offset by the continued decline of ACP revenue. The increase for the nine months ended September 30, 2011, was primarily due to $52.8 million in revenue from the addition of DivX products and a $44.0 million increase in IPG patent and product revenue. These increases were partially offset by the decline in ACP revenue. Going forward, we anticipate increases in sales of our digital products, as well as licensing of our patents to CE manufacturers, to be offset by continued declines in our revenue from analog products.

Consumer Software and Other Revenue

Consumer Software and Other Revenue increased as compared to the same periods in the prior year primarily due to the Roxio, Rovi Entertainment Store and MainConcept products acquired in the Sonic acquisition contributing $21.1 million and $52.2 million in revenue for the three and nine months ended September 30, 2011, respectively. Going forward, we anticipate increases in revenues from our Rovi Entertainment Store and our licensing of our extensive database of descriptive information about television, movie, music and video game; however, we anticipate these increases will be partially offset by the decline in demand for our consumer software products.

Cost of Revenues

For the three months ended September 30, 2011, cost of revenues increased from the same period in the prior year primarily due to costs related to the acquired Sonic operations and an increase in stock compensation expense, partially offset by the prior year including $4.0 million in costs associated with claims in excess of reserves established in purchase accounting in conjunction with the Gemstar-TV Guide International (“Gemstar”) acquisition. For the nine months ended September 30, 2011, cost of revenues increased from the same period in the prior year primarily due to costs related to the acquired Sonic operations and an increase in patent litigation costs. These increases were partially offset by the prior year including $28.5 million in costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar acquisition. These primarily related to the resolution of the DirecTV and Thomson matters (see Note 16 to the Condensed Consolidated Financial Statements).

Research and Development

For the three and nine months ended September 30, 2011, research and development expenses increased from the same periods in the prior year primarily due to costs related to the acquired Sonic operations. Also contributing to the increase was an increase in stock and cash compensation due to increased headcount.

Selling, General and Administrative

For the three and nine months ended September 30, 2011, selling, general and administrative expenses increased from the same periods in the prior year primarily due to costs related to the acquired Sonic operations. Also contributing to the increase was an increase in stock compensation expense and costs related to the Sonic transaction and integration activities.

Amortization of Intangible Assets

For the three and nine months ended September 30, 2011, amortization of intangible assets increased from the same periods in the prior year primarily due to amortization related to the intangible assets acquired in the Sonic and SideReel acquisitions.

Restructuring and Asset Impairment Charges

In conjunction with the Sonic acquisition, in the first quarter of 2011 management acted upon a plan to restructure certain Sonic operations resulting in severance of $1.5 million and $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options. This restructuring was done in order to create cost efficiencies for the combined Company. During the second quarter of 2011, additional restructuring actions were implemented resulting in severance and asset impairment charges of $1.3 million and $0.1 million, respectively. During the third quarter of 2011, we recorded an additional $2.0 million in restructuring charges comprised of a $1.4 million charge to abandon a former Sonic facility and $0.6 million in severance charges.

On July 1, 2011, we sold our BD+ technology assets for up to $25 million based on the achievement of certain milestones, with $2.0 million paid initially. During the three months ended June 30, 2011, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets.

Interest Expense

For the three and nine months ended September 30, 2011, interest expense increased compared to the same periods in the prior year due to an increase in average debt outstanding. On February 7, 2011, the Company borrowed $750 million under a credit facility consisting of a 5-year $450 million term loan (“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”) (See Note 5 to the Condensed Consolidated Financial Statements).

Interest Income and Other, Net

Interest income and other, net, was $0.9 million for the three months ended September 30, 2011, versus $1.6 million for the three months ended September 30, 2010. The change was primarily due to the current quarter including foreign exchange losses while the prior year included foreign exchange gains. Interest income and other, net, was $4.0 million for the nine months ended September 30, 2011, versus $1.7 million for the nine months ended September 30, 2010. The change is primarily due to the prior year including a $1.0 million loss from the sale of the Guideworks LLC joint venture. Also contributing to the change is the current period including foreign exchange gains while the same period in the prior year included foreign exchange losses.

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

Loss on Debt Redemption

During the nine months ended September 30, 2011, we repurchased a total of $106.3 million in par value of the 2.625% convertible senior notes due in 2011 (the “2011 Convertible Notes”) for $221.1 million. In connection with the repurchases, we recorded $0.0 million and $3.2 million in losses on debt redemption during the three and nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2011, we repurchased a total of $93.8 million in par value of the 2.625% convertible senior notes due in 2040 (the “2040 Convertible Notes”) for $127.5 million. In connection with the repurchases, we recorded $0.0 million and $6.2 million in losses on debt redemption during the three and nine months ended September 30, 2011, respectively (see Note 5 to the Condensed Consolidated Financial Statements).

During the second quarter of 2010, we repurchased $36.4 million in par value of our 2011 Convertible Notes for $49.7 million. In connection with this repurchase, we recorded a $1.7 million loss on debt redemption. During the first quarter of 2010, we spent $207.2 million to pay off and retire a term loan. We realized a $12.5 million loss on redemption, primarily due to writing off the remaining note issuance costs. In addition, we repurchased $40.9 million in par value of our 2011 Convertible Notes for $56.4 million. In connection with this repurchase, we recorded a $1.8 million loss on debt redemption.

Income Taxes

We recorded income tax expense from continuing operations for the three months ended September 30, 2011, of $6.8 million, including a $4.2 million discrete tax expense resulting from an increase in our deferred tax asset valuation allowance associated with the July 1, 2011, sale of our BD+ technology assets.

For the nine months ended September 30, 2011, we recorded an income tax benefit of $2.6 million, primarily due to discrete tax benefits relating to the net reduction in our deferred tax asset valuation allowance resulting from our acquisitions of Sonic and SideReel, the loss on our debt redemptions and the BD+ intangible asset impairment charge and subsequent intangible asset sale. The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets (see Note 3 to the Condensed Consolidated Financial Statements). These net deferred tax liabilities are a source of future taxable income which allows us to reduce our pre-acquisition valuation allowance. The change in our pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting under ASC 805 and has been credited to income tax expense.

We recorded income tax expense from continuing operations for the three months ended September 30, 2010, of $7.7 million including a discrete tax expense of $2.2 million resulting from the pre-tax gain of $5.9 million on our sale of a strategic investment recorded during the same reporting period. We recorded an income tax benefit from continuing operations for the nine months ended September 30, 2010, of $98.5 million, primarily as a result of entering into the closing agreement with the Internal Revenue Service described below regarding the character and amount of tax loss from the 2008 sale of TV Guide Magazine business. Income tax expense is based upon an annual effective tax rate forecast including estimates and assumptions that could change during the year.

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

Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2011, includes expenses we recorded for indemnification claims related to the Company’s previous software business which included the FLEXnet, InstallShield and AdminStudio software tools which was disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).

Discontinued operations for the three and nine months ended September 30, 2010, includes expenses and reserves we recorded for indemnification claims related to this previous software business and the results of our Norpak subsidiary which was disposed of in September 2010 (see Note 4 to the Condensed Consolidated Financial Statements).

Costs and Expenses

Cost of revenues consists primarily of service costs, royalty expenses, patent prosecution, patent maintenance and patent litigation costs and an allocation of overhead and facilities costs. Research and development expenses are comprised primarily of employee compensation and benefits, consulting costs and an allocation of overhead and facilities costs. Selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.

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

CE and Service Provider Licensing

We license our proprietary IPG technology, codec technology and ACP technology to CE manufacturers, integrated circuit makers, service providers and others. We generally recognize revenue from licensing our technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. Our recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the licensee. We have established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making a revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer ships the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, certain IPG licensees enter into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. We often enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, we generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go forward license agreement would be recognized ratably over the term. In addition, we also enter into agreements in which the licensee pays us a one-time fee for a perpetual license to our ACP technology. Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

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

Rovi Entertainment Store Video Delivery Solution

We recognize service fees we receive from retailers and others for operating their storefronts on a straight-line basis over the period we are providing services. We recognize transaction revenue from the sale or rental of individual content titles in the period when the content is purchased and delivered. Transaction revenue is recorded on a gross basis when we are the principal in the transaction and is recorded net of payments to content owners and others when we are acting as an agent. We are generally the principal when we are the merchant of record and are the licensor of the content offered through the storefront.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities decreased to $152.0 million for the nine months ended September 30, 2011, from $236.5 million in the same period in the prior year. Cash from operating activities decreased from the prior period primarily due to the prior year including a $128.5 million in income tax refunds for tax carryback claims, partially offset by an increase in revenue. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in this Form 10-Q.

Net cash used in investing activities from continuing operations increased to $338.1 million for the nine months ended September 30, 2011, from $211.9 million in the same period in the prior year. The nine months ended September 30, 2011, included using $433.7 million (net of cash acquired) to acquire Sonic, SideReel and DigiForge, partially offset by $111.0 million in net marketable securities sales. Included in 2010 investing activities was $5.9 million used to acquire MediaUnbound, Inc. and $235.2 million in net marketable securities purchases. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $17 million and $21 million for the full year in 2011.

Net cash provided by financing activities from continuing operations increased to $99.4 million for the nine months ended September 30, 2011, from $94.5 million in the same period in the prior year. During the nine months ended September 30, 2011, we entered into a $750 million senior secured credit facility which provided $733.2 million in cash, net of discounts and issuance costs. During the same period we used cash to repurchase $93.8 million in par value of our 2040 Convertible Notes for $127.5 million, repurchase $106.3 million in par value of our 2011 Convertible Notes for $221.1 million and repurchase $312.6 million of our common stock. In addition, we paid $28.4 million upon the conversion of the remainder of the 2011 Convertible Notes. During the nine months ended September 30, 2010, we issued $460.0 million in convertible debt which provided $446.5 million in cash, net of issuance costs. During the same period we used $207.2 million to pay off and retire the 2008 term loan. We also repurchased $77.3 million in par value of our 2011 Convertible Notes for $106.1 million and repurchased $109.9 million of our common stock.

As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of September 30, 2011, $366.2 million par value of the 2040 Convertible Notes remain outstanding.

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

In December 2010, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. This authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the nine months ended September 30, 2011, we repurchased 6.0 million shares of our common stock for $312.6 million and had $87.4 million remaining under this stock repurchase authorization. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. This $400 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. In December 2010, our Board of Directors authorized the repurchase of up to $200.0 million of our convertible notes. In February 2011, our Board of Directors also replaced the December authorization with a new repurchase authorization of up to $300 million of debt outstanding. In May 2011, our Board of Directors replaced the February authorization with a new repurchase authorization of up to $300.0 million of debt outstanding. During the nine months ended September 30, 2011, we paid $348.6 million to repurchase debt under our debt repurchase program, of which $14.2 million was repurchased under the May 2011 authorization with the remainder being repurchased under prior authorizations. As of September 30, 2011, we have $285.8 million remaining under our existing debt repurchase authorization. In addition, we made $1.5 million mandatory payments on Term Loan B.

On February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan. Both term loans are guaranteed by us and certain of our domestic and foreign subsidiaries and are secured by substantially all of our assets. Term Loan A requires annual amortization payments and matures on February 7, 2016 and the Term Loan B requires quarterly amortization payments and matures on February 7, 2018. Term Loan A bears interest, at our election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum and was issued at a discount of $2.8 million to par value. Term Loan B bears interest, at our election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0% and was issued at a $0.8 million discount to par value. The senior secured credit facility includes financial performance covenants (a maximum total leverage ratio and a minimum interest coverage ratio), provisions for optional and mandatory repayments (an annual excess cash flow payment and payments due upon sale of assets, among others), restrictions on the issuance of new indebtedness, restrictions on certain payments (repurchases of Company stock and dividends payments, among others) and other representations, warranties and covenants which are customary for a secured credit facility. As of September 30, 2011, the Term Loan A and Term Loan B carrying values were $447.6 million and $297.8 million, net of discount, respectively.

As of September 30, 2011, we had $113.0 million in cash and cash equivalents, $305.8 million in short-term investments and $79.2 million in long-term marketable securities. Of these amounts $271.0 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.

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

Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $446.7 million as of September 30, 2011. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At September 30, 2011, the fair value of our auction rate securities portfolio totaled approximately $14.5 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.

We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.0 million decrease in the fair value of our fixed income available-for-sale securities as of September 30, 2011.

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

Indebtedness. We have convertible notes with a par value of $366.2 million. In February 2011, two of our subsidiaries jointly borrowed $750 million under a senior secured credit facility. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.

Interest Rate Swaps and Caps. In March 2010, in connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in February 2015. In November 2010, we entered into additional swaps with a notional amount of $460.0 million under which we pay a fixed rate which gradually increases from 0.203% for the six-month settlement period ending in February 2011, to 2.619% for the six-month settlement period ending in February 2015 and receive a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015.

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

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. We are in the process of integrating Sonic’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities over the next three months. Prior to being acquired by us, Sonic was a public company. In conjunction with Sonic’s Form 10-K for the year ended March 31, 2010, Sonic’s management reported in its assessment that as of March 31, 2010, Sonic maintained effective internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, Sonic’s independent registered public accounting firm issued an opinion that Sonic maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of the Company and its subsidiaries.

Indemnifications

DirecTV, Inc. v. Finisar Corporation. In April 2005, Gemstar received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set-top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit, which subsequently ruled that the trial court’s construction of certain terms of the patent was too broad, vacated the jury’s verdict of infringement, held that one of the seven patent claims at issue is invalid, and left standing the remaining six claims for reconsideration by the trial court. The appeals court also reversed the jury’s finding that DirecTV’s infringement was willful. The trial court subsequently ruled in DirecTV’s favor on its summary judgment motion that the remaining claims of the subject patent were invalid, and in January 2010, the court of appeals confirmed that ruling. The Company has not established a reserve with respect to this matter in its Condensed Consolidated Financial Statements.

Comcast Cable Communications Corp., LLC v. Finisar Corporation, in the United States District Court for the Northern District of California. In support of a potential claim for indemnification, Comcast Cable Communications Corp., LLC (“Comcast”) put the Company on notice that it had received communications from Finisar asserting infringement of U.S. Patent 5,404,505 (the “‘505 patent"). On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule, among other things, that it does not infringe the ‘505 patent and/or that the patent is invalid. On May 15, 2008, Finisar entered into a covenant and stipulation with Comcast, filed with the California Court, that it would not assert any claim of the ‘505 patent against Comcast or certain related entities, other than claim 25. On July 11, 2008, the Court ruled on Comcast’s summary judgment motion, finding that claim 25 is invalid, and therefore finding that Comcast’s non-infringement motion is moot. Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned.

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

Rovi Corporation

Authorized Officer:

Date: November 8, 2011	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer:

Date: November 8, 2011	By:	/s/ James Budge
James Budge
Chief Financial Officer

Principal Accounting Officer:

Date: November 8, 2011	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer