Form 10-K
period 2011-12-31
Rovi Corp
filed 2012-02-23
CIK 1424454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $4.4 billion as of June 30, 2011, based upon the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on February 14, 2012, was 109,831,234 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

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

In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1A. – Risk Factors” and elsewhere in this Form 10-K. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify, guide and enhance their interaction with digital entertainment. Our offerings can be categorized as providing opportunities for content discovery, video delivery and advertising. Content discovery solutions include interactive program guides (“IPGs”), recommendations, search capability, device management, media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content. Video Delivery solutions include video compression-decompression technology (“codecs”), the Rovi Entertainment Store video delivery solution, content authoring solutions, and content protection technologies and services. Advertising solutions include IPG advertising, the Rovi Advertising Network and advertising on Rovi operated consumer websites. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. Our solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers globally.

On February 17, 2011, we acquired Sonic Solutions (“Sonic”) for approximately $763.1 million in cash and stock. We believe the Sonic acquisition not only enhances our offerings to our business customers, but also facilitates the next step forward in our strategy of providing connected consumers the capability to find content they are seeking using our technologies and metadata, as well as to enjoy that content from multiple sources on any device.

On February 1, 2012, we sold our Roxio Consumer Software business. The results of the Roxio Consumer Software business have been reclassified to discontinued operations.

Industry Background

The entertainment media market continues its transformation from analog to digital content and from physical to online distribution. The design, distribution, protection and consumption of all forms of digital content continues to experience an unprecedented amount of change. The expansion of network bandwidth, the increased availability of digital content and devices that allow people to enjoy digital content, and the increased mobility provided by tablets and smartphones are all helping to accelerate this market shift. As part of this change, consumers are demanding high-quality digital content in many formats and places. Users are also seeking flexible means by which to legally acquire and add content to their digital libraries permanently or for a period of time and want to be able to enjoy that content in numerous locations on different devices. They want to easily discover and access content (movies, music, photos and programming) and enjoy it when and where they want.

No matter what content consumers desire or are enjoying, we believe video content such as movies and TV shows remains important. New devices and services are continually being created that bring video content to consumers. Consumers are in an upgrade cycle investing in high-end high definition televisions (“HDTVs”) that help maximize video enjoyment. Additionally, consumers are investing in new devices, such as tablets and smartphones, with the intent to use them to enjoy digital content, among other uses. These devices require the ability to provide information identifying what is available to the viewer in broadcast television (TV listings), stored or packaged video and video on demand (“VOD”) or even professional short form video such as news clips or comedy shorts.

We refer to providing this information as “guidance.” Guidance becomes more complex as more sources of entertainment become available to consumers. Beyond existing Pay-TV options, consumers can now download or stream Internet-based content to their media devices, accessed via several different business models. In addition, the current home media device infrastructure can be very complex. Setting up such an environment generally requires integrating numerous devices, a deep understanding of the interoperability of media formats and creation of mechanisms for managing and enjoying content. The alternative is to purchase products from a single vendor and sacrifice the ability to integrate all types of media into many devices or have many devices operating in silos, significantly limiting the mobility and flexibility that consumers desire.

The introduction of these new capabilities are impacting every part of the entertainment supply chain, from content producers, to distribution channels and consumption device manufacturers, causing them each to reevaluate their business models, as well as introducing new competitors at each phase of the supply chain.

In the case of content producers, the industry shift to digital media, IP enabled entertainment platforms, and portable digital devices (such as tablets and smartphones) threatens current revenue models built on tightly controlled distribution windows. Consumers seek to enjoy movies and TV shows at their own convenience, not necessarily watching TV at home or going to the theaters. As a result, the existing revenue streams based upon theater attendance, packaged media sales and television broadcasts are all threatened. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable, satellite, broadcast television and program distributors have become more concerned with how to protect their intellectual property, while making it available to consumers in the manner they wish to receive it, without sacrificing the aggregate revenue returned from today’s various distribution windows. Studios have invested heavily in shifting consumers to a digital purchase model and sponsored standards based initiatives, such as Ultraviolet, to build this new business model amidst these shifting economics.

Distribution channels, such as cable and satellite operators, web portals and retailers, and others are all seeking ways to best obtain or maintain a competitive advantage in a digital entertainment world. They require highly customizable solutions that aid the consumer experience, such as additional data about the entertainment content, or additional guidance technology, while still allowing the distribution channel to retain its unique identity. They are also seeking to increase their interaction with the consumer and create new revenue opportunities. This includes having not just a physical and web presence, but also providing media digitally on any device the consumer may choose to use. This requires substantial investment in technology infrastructure to augment their current businesses. Additionally, content producers are exploring new forms of distribution to protect or advance their position in the distribution window chain, which includes experimenting with direct to consumer models and new forms of content licensing, such as exclusive downloads, subscription to a studio’s portfolio, or making a streamed or downloaded movie available for purchase simultaneous with the home video distribution window. All of this results in increased competition for distributors, leading to their need to create unique distribution arrangements and to integrate with many partners to reach consumers.

The markets for consumer electronic “CE” manufacturers are also in flux. Consumers are demanding capabilities to interact with broad ranges of media, such as over-the-top video, not just viewing content that is broadcast to the device. Increased functionality requires extensive software be embedded into these devices, which is not necessarily a core competency for CE manufacturers. New types of devices such as tablets are also competing for consumers’ spending as consumers become more comfortable with new ways of enjoying their entertainment. CE manufacturers also desire an ongoing revenue relationship with their customer, not just to sell them a new device every few years. This leads to a demand for add-on services or advertising that allow the CE manufacturer to profit from the on-going distribution or maintenance of entertainment content.

As traditional media changes, the opportunities for advertisers evolve as well. Currently advertisers spend more heavily on television commercials than any other form of advertising. As television viewership has become more fragmented, advertisers have sought new ways to reach consumers. Advertisers are now experimenting across the many devices and applications consumers use to access digital media. Additionally, the growth of web advertising has increased the criteria advertisers use to evaluate successful advertising, adding metrics such as personalization and guaranteed views.

Rovi’s Markets

We sell our products into the following market verticals (i) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), (ii) CE manufacturers, and (iii) Other.

Service Providers

Our service provider vertical generated 43%, 49% and 48% of our revenue from continuing operations in 2011, 2010 and 2009, respectively.

IPGs

An IPG is an interactive listing of television or video program information that enables viewers to navigate through, sort, select and schedule video programming for viewing and recording. We believe that interactive video guidance technology is a necessary tool for television viewers bombarded with an increasing amount of available content and an increasing number of digital cable and satellite television channels, VOD services, and IP enabled download services. The IPG is evolving from a guide to linear television content to a guide for all the digital content that users have access to in the home or available to them on their TV, including programming delivered over the Internet.

Our service provider licensees either deploy IPGs provided by the Company or, pursuant to an IPG patent license, their own IPG or a third party IPG. For service providers that deploy one of our IPGs, we also offer operational support, content, professional services and data. Our IPGs allow service providers to customize certain elements of the IPGs for their customers and also allow these providers to upgrade, over time, the features and services they can offer to their customers. Our service provider IPGs are compatible with service providers’ subscription management, pay-per-view (“PPV”) and VOD services. Our IPGs allow service providers to provide their viewers with current and future program information. We currently offer IPGs marketed to service providers under the i-Guide, Passport and TotalGuide brands.

TotalGuide HD and TotalGuide xD are our latest IPG offerings for service providers. TotalGuide HD provides an advanced user experience that enables subscribers to quickly see what’s on their favorite channels, search and browse by program, celebrities, cast and credits across video service offerings such as linear broadcasts, service provider VOD, third party internet provided VOD and their DVR. TotalGuide HD intuitively enables viewers to discover content based on the actors, directors or other characteristics of shows and alleviates the complexity of scrolling through hundreds of channels and thousands of on demand titles and also makes extensive use of cover art in the browsing experience to make the content more engaging. TotalGuide HD enables consumers to easily find and discover shows and access content from multiple sources. Consumers can take immediate action to watch, record or bookmark programs for later viewing. The application also introduces a new way for consumers to find and enjoy their cable operator’s VOD content. We have entered into TotalGuide HD licensee agreements with Bend Broadband, Buckeye, Charter and Cogeco and expect that these licensees will begin deploying TotalGuide HD by the end of 2012.

TotalGuide xD is a search and discovery application that connects and extends the cable video experience from set-top boxes to multiple mobile screens, including tablets and smartphones. Designed for seamless operation with Rovi’s i-Guide, Passport Guide, and TotalGuide HD, TotalGuide xD makes extensive use of Rovi Cloud Services, such as video and celebrity data, search and recommendations, user profile management, and advertising services. TotalGuide xD has the flexibility to connect to a variety of mobile video content sources, including pay TV subscriptions anytime, anywhere, as cable operators introduce these services. TotalGuide xD is licensed to service providers to enable them to connect and extend their existing and emerging video experiences to web and mobile devices allowing their subscribers to search and discover available video content from a single user experience. With TotalGuide xD, consumers can even use their devices to set DVR recordings and tune to content. We have entered into TotalGuide xD licensee agreements with Armstrong, Bend Broadband, Blueridge, Buckeye and Cogeco and expect that these licensees will deploy TotalGuide xD in 2012.

TotalGuide products also extend onto websites, allowing MSOs to embed IPGs into their own websites and enable remote recording capabilities or just channel browsing.

Most of our service provider IPGs also feature advertising. Additionally, we work with some service providers to sell advertising on a guide that they have developed and package their subscriber footprint into the entire footprint that we offer advertisers. Service providers who have a patent license from us are not required to provide advertising in their IPG. However, our agreements with domestic service providers generally require the sharing of advertising revenue if IPG advertising is provided.

Historically, we have primarily sold broadcasters, or their agencies, the opportunity to promote their products via advertisements inserted in IPGs. Our most recent guides even allow an advertisement for a specific television program to link directly to the TV channel it is on or allow consumers to program a recording or a reminder from the ad. However, conventional advertisers, or their agencies, are our largest source of advertising growth. We offer packages to advertisers to provide them nationwide or targeted advertising on a guide for a period of time. Advertisers place ads through a variety of display formats incorporated into the guide screens. Depending on the IPG deployed, advertisements can display additional text information or video when clicked on via the remote control. Advertisers can target specific audiences by airing advertising at certain times of the day or in specific geographies. We believe conventional advertisers are increasingly aware of the value proposition for advertisements inserted in IPGs.

To demonstrate the value of this advertising, we began measuring usage and ad views by consumers for certain service provider guides deployed in the United States (a clickstream analysis) in late 2008. This information has increased and, we believe, will continue to increase our revenue from advertising by offering the advertiser evidence of the reach of a given advertisement or time slot. Service providers generally pay us a monthly per subscriber fee. Service providers in the online space generally pay us a fee based on unique users. We have also entered into agreements with certain licensees that enable them to provide an IPG to an unlimited number of subscribers or unique users, provided they pay us a specified flat fee. We also include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. We generally do not receive a license fee from manufacturers for set-top boxes deployed by a cable or satellite provider where that provider has also licensed our IPG technology.

Our service provider customers include British Sky Broadcasting Group, Canal+, Charter, Comcast Corporation (“Comcast”), Cox Communications, Cablevision, DirecTV, EchoStar Communications, Foxtel, MegaCable, Sky Deutschland, Sky Italia, Shaw Communications, Time Warner Cable, UPC, Verizon and others. We also have license agreements with third party IPG providers such as Alticast, NDS, Scientific-Atlanta and others. The majority of subscribers for which we are paid a license fee are receiving an IPG pursuant to a patent license between us and the service provider or third party IPG provider. As of December 31, 2011, approximately 137 million subscribers worldwide are receiving a licensed or Rovi-provided IPG, including approximately 50 million internationally.

Consumer Electronics

Our CE vertical generated 46%, 40% and 42% of our revenue from continuing operations in 2011, 2010 and 2009, respectively.

IPGs

We currently offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan and the TotalGuide brands in Europe and North America. These IPGs are generally incorporated into mid- to high-end plasma, DLP and LCD televisions and Blu-ray or DVD hard drive recorder based products. Our IPGs generally deliver continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs.

Our CE IPG products also feature advertising. Some of our CE IPG product agreements require that we share a portion of this IPG advertising revenue with the CE manufacturer. CE manufacturers who have a patent license from us are not required to provide advertising in their IPG.

Our CE IPG licensees include devices distributed under the Apple, Hitachi, LG, Mitsubishi, Panasonic, Philips, Samsung, Sharp, Sony, Toshiba and other brands. Generally, our agreements enable our licensees to incorporate our CE IPG technology or utilize our CE IPG patents in specified products, in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology or utilize our patents. Our agreements with some of the major CE manufacturers allow them to ship an unlimited number of units incorporating our CE IPG technology or utilizing our CE IPG patents, provided they pay us a specified flat fee.

TotalGuide is the Company’s next generation guide, expanding guidance and available content beyond a traditional IPG. We believe our TotalGuide solution allows CE manufacturers to increase customer satisfaction by offering simple and intuitive access to multiple content types: broadcast, premium, Internet-based / over-the-top video, and personal. In addition, our TotalGuide solution enhances the consumer experience through our rich media television guidance information database, as well as with extended multimedia and increased personalization options. With search and recommendations technologies, our TotalGuide solution guides consumers to find favorites and discover new content, no matter if it comes from broadcast TV or is Internet-based / over-the-top. CE manufacturers can elect to deploy a full TotalGuide solution consisting of the broadcast and broadband guides, or deploy selected components implemented via a professional services agreement. Additionally, a CE manufacturer can also choose to implement the Rovi Cloud Services that power our TotalGuide solution, such as entertainment metadata, search, recommendations, advertising, device management and user profiles to power their own IPGs. CE manufacturers can choose to implement the Rovi Cloud Services on their own, or contract with Rovi professional services to custom build a user interface or application unique to that customer. An important element of our TotalGuide solution is its ability to not only provide guidance to

Internet-based content, but to also allow the consumer to view the Internet-based content they find. To facilitate this activity, the Company has relationships with online content distributors, such as Blockbuster, Showtime, Flixster and Starz, to make their content available via TotalGuide. We have entered into nearly 50 of these relationships in North America and EMEA. The content is not only integrated with the TotalGuide user interface, but also with our database so that a consumer can search and access the media that the content partner makes available (for free, purchase or rental). Whether these relationships provide us with revenue depends on the content distributor as well as the Company’s agreement with CE manufacturers, who then must determine which content distributor’s services they desire to have integrated into their devices.

Our TotalGuide solution also provides advertising options for both program promoters and conventional advertisers. Advertisements within TotalGuide are selectable, allowing a more interactive experience, including commerce. Banner advertisements can be clicked on and a consumer can then access trailers, special offers and social media. TotalGuide also offers new forms of in-grid advertising which can be inserted into the grid either in a row or into a cell. Once selected, an interactive experience can be triggered. The CE TotalGuide advertising footprint is included with the Service Provider advertising footprint by our IPG advertising sales group when selling IPG advertising.

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

DivX

Our DivX products are focused on improving the way consumers experience video media. We offer a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media in either physical or streamed forms. The DivX codecs have been developed as a solution to address the opportunity created by the transformation of content and the consumer’s desire for the best possible experience. Specifically, we have built the technological platform and galvanized the community necessary to enable a digital media ecosystem of consumers, content creators, software vendors, hardware device manufacturers and advertisers, allowing each participant in this ecosystem to benefit from the participation of the other participants.

DivX codecs are embedded in devices to enable the playback of digital media for consumers. To support DivX there is extensive effort put into maintaining an ecosystem, which includes approvals from Hollywood studios, supporting a DivX DRM to protect the content encoded in DivX, providing encoding tools needed by retailers and others offering digital content, operating a license service to validate clients prior to allowing playback of protected media, and promoting the usage of DivX among those producing and distributing video.

As streaming has become a more critical form of enjoying video, we have developed DivX Plus Streaming. We believe DivX Plus Streaming will be an industry leading solution for providing adaptive bitrate streaming to numerous devices, including PC, TV, Blu-ray and numerous portable devices. DivX Plus Streaming offers enhanced capability, such as subtitling, multi-language support, and multiple audio tracks, which solves several issues for showing content in multiple regions. Additionally, DivX Plus Streaming is focused on providing the best quality video playback removing screen shifts or “jitter” that consumers experience when streaming video as bandwidth rates change. The Rovi Entertainment Store will begin using DivX Plus Streaming in 2012, to provide the best possible video experience in our own storefronts.

DivX codecs and media players have been downloaded by consumers hundreds of millions of times. Our DivX technology has been embedded in over 500 million CE devices in a broad range of categories including DVD players, Blu-ray players, digital televisions, mobile phones, tablets, gaming consoles and set-top boxes (“STB”).

Our DivX licensees include devices distributed under the LG, Panasonic, Philips, Samsung, Sharp, Sony, Toshiba and other brands. Generally, our agreements enable our CE licensees to incorporate our DivX technology in specified products in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units, provided they pay us a specified flat fee. Additionally, in very limited device categories, we have entered into agreements with certain licensees which allow them to use our DivX technology in perpetuity for a one-time fee. In addition to CE licensing revenue, we also generate revenue from licensing upgraded versions of our free software on-line directly to consumers, referral and advertising fees and content distribution fees.

The Rovi Advertising Platform

As more CE devices are connected to the Internet, they are incorporating new user interfaces allowing consumers to interact with application and other web like content. Specifically, TVs and Blu-ray players are now platforms for accessing digital entertainment, not just watching broadcast or physical media. These new user interfaces offer an opportunity to advertise to consumers. We offer our advertising capability, traditionally utilized in a Rovi provided Service Provider or CE manufacturer IPG, in support of any user interface via Rovi Cloud Services. We offer Rovi Ad Platform services to CE manufacturers who want to include display advertising in their user interfaces, regardless of whether a Rovi user interface is present or not. Additionally, we are able to support application developers who want to provide display advertising in their TV based application. We utilize the extensive data collection capability of our platform and we integrate the data that we collect from other devices to provide advertisers a unique perspective on the performance of connected TVs for advertising effectiveness. We utilize the same processes and infrastructure to support the rest of our advertising business, including sales, ad operations, ad creative, reporting and analysis.

We provide this advertising platform to CE manufactures at no cost. Rovi sells, traffics, and reports on the advertising, sometimes in exclusive arrangements and provides revenue shares to the CE manufactures. Our current Rovi Advertising Platform customers include Samsung and Sony.

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

Our Connected Platform customers currently include Buffalo, Scientific-Atlanta, Samsung and others.

Media Recognition

Our LASSO media recognition solution is embedded in a CE device (including automobiles) or service that reads media and associates it with the correct data from our data solutions database (such as title, artist, and tracks). The data look-up is accomplished either via a remote call to the infrastructure we operate or to a database we provide to embed on the device. The recognition is accomplished via either a table of contents review (for instance, read the table of contents of a CD) or taking a fingerprint of the media (for instance, identify wave formats of the media) and matching it to our database. The recognition technology is sold in conjunction with supporting data services, playlisting and voice recognition. CE manufacturers typically pay us per device royalties for each device within which our media recognition data services are implemented. Our media recognition customers include Nokia, Samsung and others.

Media Manager

The Rovi Media Manager is a product which is sold as a companion to LASSO or Connected Platform, creating a solution targeting CE manufacturers. It is a PC application enabling consumers to manage personal media they have stored throughout their home including music, photos and video files. It is integrated with LASSO enabling a consumer to identify and tag any media they may have on their home storage. It is integrated with Connected Platform allowing consumers to move media between devices. Media Manager is also integrated with the Rovi Cloud Services, allowing users to search for video and other entertainment data that is contained in Rovi’s metadata catalog. The Media Manager is an incremental licensing opportunity to LASSO and/or Connected Platform and is sold on a per unit basis.

Rovi Digital Copy Solution

The Rovi Digital Copy Solution is a new offering for consumer electronics devices and PC software applications that enables a consumer to recognize and authenticate physical DVD or Blu-ray discs and purchase a digital copy to be placed in a Rovi Entertainment Store and/or UltraViolet locker. Rovi Digital Copy Solution can determine whether a disc is legal or pirated, and also whether the disc is a retail, rental or subscription version of a release. Once authenticated, a CE manufacturer, PC OEM, online store, portal or application can offer an opportunity to a consumer to purchase another copy (such as a high definition version of a standard definition DVD that has been detected). Rovi Digital Copy Solution is an SDK that is embedded into DVD and Blu-Ray players or integrated into PC software applications and works in concert with Rovi Media Recognition Service, Rovi Authentication Service and Rovi Entertainment Store’s Commerce Services.

Content Protection

Our analog video content security, commercially known as ACP, has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. For additional details on ACP technology see “Content Protection” in the “Other” section below.

We license ACP directly to CE manufacturers as well as semiconductor companies that supply the CE manufacturers. Semiconductor companies that incorporate our digital PPV, VOD and DVD content security solutions into their semiconductor chips pay us a one-time service fee to verify correct implementation of our content security technology in their digital-to-analog application-specific integrated circuits (“ASICs”) that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Rovi-capable ASICs to Rovi-licensed DVD hardware manufacturers and to Rovi-licensed digital set-top box and DVR manufacturers.

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

Our CE content protection customers sell set-top boxes and hardware under the Scientific Atlanta, Fujitsu Limited, Mitsubishi Electronics, Motorola, Pace, Panasonic, Pioneer Electronics, Samsung Electronics, Sharp, Sony Electronics, Toshiba and other brands.

Other

Other includes the Rovi Entertainment Store, our data solutions business, our MainConcept codec and Professional products businesses and our business of licensing our content protection products and services to entertainment companies. Our Other vertical generated 11%, 11% and 10% of our revenue from continuing operations in 2011, 2010 and 2009, respectively.

Rovi Entertainment Store

The Rovi Entertainment Store business provides a “white-label” service to companies that want to distribute, either in a sale or rental model, premium entertainment content directly to consumers using the Internet for delivery to a broad range of devices. Customers include traditional retailers, CE manufacturers, Hollywood studios and companies looking to provide over-the-top (OTT) video-on-demand services to “connected” devices. The Rovi Entertainment Store library contains thousands of digital assets, including content from 20th Century Fox Film Corporation, Universal Studios, Sony Pictures Entertainment, Paramount Pictures, Warner Bros., Summit Entertainment, and Lions Gate Entertainment, which content includes major Hollywood hits, feature-length films, television episodes, short films, and music concerts. Rovi Entertainment Store has historically provided its “white-label” service to companies distributing premium entertainment content in the United States. Subsequent to acquiring Rovi Entertainment Store, we launched support for a “white-label” service in Canada. Additionally, prior to the close of the Sonic acquisition, Sonic acquired Nowtilus Online mbH (“Nowtilus”). Nowtilus provides “white-label” OTT VOD solutions to companies seeking to provide premium entertainment content to connected devices in Germany. We anticipate continued expansion of our “white-label” services in North America and Europe next year.

Additionally, we anticipate expanding Rovi Entertainment Store to offer Service Providers the ability to provide IP based VOD and access to subscription content, by integrating the Rovi Entertainment Store service into TotalGuide xD.

We generally receive service fees from retailers and others for operating their storefronts and also record revenue from the sale or rental of individual content titles when the content is purchased and delivered. Rovi Entertainment Store customers currently include Best Buy, Warner Brothers / Flickster, Media Markt and others.

Data Solutions

We offer music, television, movie, book, and video game metadata. In addition, we catalog information on celebrities, awards, sports, and other data necessary to provide a robust set of metadata. Our television guidance information database includes unique data on more than 3 million TV programs. Our database also has information on approximately 3 million music albums, 30 million tracks, 8 million books and 65,000 video games. Our data services are operated with systematic processes that are designed to ensure completeness and quality of the data as well as linking the relationships among the data elements. The data services are broken into levels of data: basic data (such as artist, album), navigational data (such as relationships between actor and other movies or television series), and editorial data (such as actor biographies, television, movie or music reviews). We have continued to expand our data to include information from social networks, catalogs of digital providers and other sources such as Wikipedia.

Besides licensing the data to Web properties or embedding the data in CE devices, the databases are also available via our web sites, specifically allrovi.com, allmusic.com and allgame.com. Each is a complete view of the database, but not exportable for commercial use by others, and is an advertising-supported business.

Additionally, we license the Rovi Cloud Services to customers of our data. They can choose to gain real time access to the data via our Web Services or to incorporate additional functionality such as media search, recommendations (social, editorial, personalized) or enhanced advertising.

Web properties typically pay us a monthly or annual fee for the rights to use the metadata, receive regular updates and integrate it into their own service. Rovi Cloud Services customers generally pay a consumption fee based on the number of database lookups or calls they perform or a monthly fee for the right to access the Rovi Cloud Services. Our music, movie and video game metadata customers include Apple, Best Buy, Barnes and Noble, Comcast, Ebay, Google, Microsoft, MTV Networks and others.

We provide resources for all types of media and businesses in print, on-screen and online formats—as well as through interactive and electronic program guides. Additionally, the data covers multiple geographies including the US, Latin America, major Western European countries, Japan and Korea. We license a number of data and service offerings, including schedules, listings, TV supplements, and Web Services. Our data can be sold stand-alone or as a complement to an IPG.

MainConcept and Professional Products Group

We offer our professional product software under the Scenarist, CineVision, and DVDit product names to major motion picture studios, high-end authoring houses and other professional customers. Our MainConcept toolkits are used for video encoding and decoding supporting a wide range of standard formats including an H.264 codec solution and a wide range of other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets.

Generally, our agreements enable our MainConcept licensees to incorporate our technology in specified products in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units, provided they pay us a specified flat fee.

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

We sell directly to MPAA and independent studios. Content owners utilize our solutions to secure their content and thus ensure that the end customer pays them for the use of their content. Studios generally pay us an annual license fee to use our ACP technology.

Our content security technology customers include the following companies: Buena Vista Home Video, Paramount Pictures, Twentieth Century Fox Home Entertainment and others.

Rovi’s Growth Strategy

Build Upon Key Customer Relationships. We maintain relationships with customers in various industry and market segments, including:

•	CE manufacturers of digital television, Blu-ray and standard DVD players, CD and DVD drives, PVRs, network attached storage devices (NAS) and digital set-top boxes and other types of devices

•	Service providers such as the leading cable and satellite television system operators and telecommunications operators

•	Large online retailers, music services, advertisers and portal websites

•	Video content providers including MPAA members and independent movie studios

We intend to grow our business by capitalizing on existing and creating new customer relationships. We will target existing customers and seek to expand the technologies we provide them. Specifically, we will target existing IPG patent licensees and seek to sell them our IPG product. We believe TotalGuide as well as our other products are the types of products that make this feasible. We also believe that as the TotalGuide installed base increases, we can substantially grow our advertising revenue. If a customer determines that it should build its own guide or consumer facing user interface, we then offer the customer Rovi Cloud Services to power the experience and speed its time to market. This enables us to offer advertising to a connected device in which a Rovi guide or application may not be present. Additionally, we will focus on non-customer companies seeking to capture a portion of the digital entertainment opportunity. We believe our compelling solutions will help us create new customer relationships.

We also believe we have the opportunity to introduce the Rovi Entertainment Store to new market verticals, such as service providers, which can help increase revenue for the Rovi Entertainment Store and also expand the demand for our TotalGuide solution. We see opportunities to add advertising capability into the Rovi Entertainment Store, both on the user interface and also alongside appropriate content. Also, we expect that integrating DivX Plus Streaming into the Rovi Entertainment Store will result in a DivX Plus Streaming licensing opportunity with CE manufacturers. As we use DivX Plus Streaming to create a better user experience for enjoying streamed content, we expect to license DivX Plus Streaming to CE manufacturers who want to be able to host Rovi Entertainment Store storefronts on those devices.

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

Copyrights, Trademarks, and Tradenames

We own or have rights to various copyrights, trademarks and trade names used in our business. For our continuing business units, these include, but are not limited to, Rovi®, All Game Guide®, All Music Guide®, AMG®, AMG All-Game Guide®, AMG All-Media Guide®, AMG All-Movie Guide®, AMG Sonicguide®, DivX, Explore Movies®, Explore Music®, Lasso™, MainConcept, M1 Mediabolic®, Music Map™, Passport , RipGuard®, Tapestry™, TotalGuide, RoviGuides, G-GUIDE and Gemstar.

Research and Development

Our internal research and development efforts are focused on developing enhancements to existing products and new applications for our current technologies. We have acquired other companies and technologies to supplement our research and development expenditures.

Our primary locations for product development are in California (Burbank, Playa Vista, Santa Clara, San Diego and San Francisco), Michigan (Ann Arbor), Pennsylvania (Radnor), and China (Hangzhou and Shanghai).

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

•

We support the efforts of television, PVR, and DVD hardware manufacturers, digital PPV/VOD system operators and PPV/VOD set-top box manufacturers to design hardware that properly incorporates and is compatible with our video content security solutions.

•

We operate the internet based services needed to power the Rovi Entertainment Store and Rovi Cloud Services. For the Rovi Entertainment Store this includes hosting the video content and content management system, operating the commerce function or integrating with appropriate agents, and operating the backend of storefronts, including delivery of video content purchased or rented by consumers. For Rovi Cloud Services this includes data delivery, search, recommendations, advertising, device management and media recognition. We occasionally take end user calls related to these services.

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

•

We assist semiconductor manufacturers in incorporating and certifying our video content security solutions, DivX and Rovi Entertainment Store technology into a variety of digital video integrated circuits.

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

As of December 31, 2011, we hold 664 U.S. patents and have 781 U.S. patent applications pending. We also have 2,430 foreign patents issued and 1,276 foreign patent applications pending. Each of our U.S. issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2029.

Competition

IPGs

There are a number of companies that produce and market IPGs as well as television schedule information in various other formats, that compete or we believe will compete with our IPG products and services. These alternative formats include passive and interactive on-screen electronic guide services and online listings.

A common competitor we encounter is a customer who chooses to build its own IPG and license our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have products ready to be implemented and already have data distribution infrastructure and content as well as integration to third party services (such as VOD services for service providers). We intend to build differentiation by continuing to integrate our products into a suite of products and services to provide solutions for our customers. We believe our solutions can speed our customers’ time to market, be deployed at a lower cost than internally built products, and are superior to “do-it-yourself” products. For those that choose to do it themselves we have added Rovi Cloud Services to provide them services that can power their self-developed experience.

We have begun to see activity from Web properties or device manufacturers, such as Yahoo! and Google, or Boxee entering the CE market, namely embedded in TVs in North America or by launching their own devices. Such companies could offer competitive functionality in the future.

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

DivX Codecs

We face significant competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products, and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. For example, companies such as Amazon.com, Apple,

Google, Microsoft, Sony, Yahoo! and Adobe Systems may have competitive advantages over us because of their greater size and resources and the strength of their respective brand names. In addition, some of our current or potential competitors, such as Apple, Dolby Laboratories, Microsoft and Sony, may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing products and technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing products and technologies at lower prices than our products and technologies. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and introduce new high-quality technologies and products to meet the wide variety of such competitive pressures.

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio and NDS Group, as well as the internal development efforts of certain of our licensees.

Our proprietary video compression technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. In addition, a number of companies such as Adobe Systems, Apple, Ateme, Google, Microsoft, and RealNetworks offer video formats that compete with our proprietary video format.

Rovi Entertainment Store

The Rovi Entertainment Store faces a wide range of competition from other companies seeking to position themselves strategically as the digital distribution of Hollywood movies and other premium content grows in scope and importance. Significant competition exists from well-established traditional premium content distribution channels, including retailers that rent, sell or trade DVDs and games, cable and satellite VOD services, and other in-home entertainment. Consumers have a variety of vendor choices and multiple distribution options for premium content consumption, and we believe that this competition will increase over the coming years as the proliferation of digital delivery continues. Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete.

Content Security Technology

Our video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by PVRs, including DVD recorders and hard drive recorders with an analog out. Currently, our video content security technology is embedded in nearly all DVD players and most digital set-top boxes worldwide. While it is possible that a competitive video content security technology could be developed and deployed, we believe it would take years for the competitive technology to be accepted by hardware manufacturers and embedded into the consumer electronic devices. Given the time this would take, it is unlikely any other analog content security technology would displace our content security infrastructure and our extensive video content security “ecosystem.” The greatest competitive threat to our content security technology is content providers choosing not to copy protect their content or CE manufacturers ceasing to produce PVRs with an analog out.

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

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners. For example, the United States and other countries have adopted certain laws, including the Digital Millennium Copyright Act of 1998, or DMCA, and the European Copyright Directive, which are aimed at the prevention of piracy of content and the manufacture and sale of products that circumvent copy protection technologies, such as those covered by our patents.

VBI and Digital Data Carriage Matters

We use the vertical blanking interval, or VBI, in the analog television signals of the local affiliates of major broadcast networks to supply updates throughout the day of program listing information to our guidance solutions for consumer electronics devices in the United States. We have agreements which allow for the distribution of our CE IPG data over the digital broadcast signals of participating stations, following the installation of necessary equipment. The Federal Communications Commission (“FCC”) has ruled that it is within the discretion of a cable multiple system operator (“MSO”) to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with MSOs which provide for carriage of our program listing information in either the VBI or within the digital signal of broadcast television stations.

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

General Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, including encryption technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

We are also subject to a number of foreign and domestic laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, accessibility, network neutrality, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. Each jurisdiction may enact different standards, which could impact our ability to deliver data, services or other solutions on the Internet.

We may be further subject to international laws associated with data protection, privacy and other aspects of our business in Europe and elsewhere and the interpretation and application of data protection laws is still uncertain and in flux. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. In addition, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. The resulting regulation, if any, may alter our ability to target advertising or provide data about the end-users and/or customers and their behavior.

In the U.S., online service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Privacy Protection Act restricts the ability of online services to collect information from minors, and the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Employees

As of December 31, 2011, we had approximately 2,024 full-time employees. Of these employees, approximately 624 were based outside of the United States. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Information About Our Executive Officers

The names of our current executive officers, their ages as of February 20, 2012, and their positions are shown below. Biographical summaries of each of our executive officers are included below.

Name	Age	Positions
Thomas Carson	52	President and Chief Executive Officer
James Budge	45	Chief Financial Officer
Stephen Yu	46	Executive Vice President, General Counsel and Corporate Secretary

Thomas Carson. Mr. Carson has served as our President and Chief Executive Officer since December 2011. Mr. Carson previously was Executive Vice President, Worldwide Sales & Services since May 2008 when the acquisition of Gemstar-TV Guide International by the Company was completed. From April 2006 to May 2008, Mr. Carson served in various capacities at Gemstar, including President of the North American IPG business and President for North American CE business. From February 2005 to April 2006, Mr. Carson served as Executive Vice President of Operational Efficiency programs at Thomson Multimedia Corporation and from February 2004 to February 2005, he served as Executive Vice President, Global Sales and Services at Thomson. Mr. Carson holds a B.S in business administration and an MBA from Villanova University.

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

•	we cannot assure you that any new products or services that we develop will achieve market acceptance;

•	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences;

•	we cannot assure you that revenue from new products, services or technologies will offset any decline in revenue from our products, services and technologies which may become obsolete; and

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

Our DivX and Rovi Entertainment Store solutions face competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. Those potential competitors currently include Adobe Systems, Apple, Google, Microsoft, and Yahoo!. We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio and NDS Group, as well as the internal development efforts of certain of our licensees. In addition, we compete with companies such as Yahoo!, VUDU, Inc., a subsidiary of Wal-Mart Stores, Inc., Boxee, Inc. and with internally developed proprietary solutions developed by hardware device manufacturers and integrated circuit manufacturers in our development and marketing of technologies to enable the next generation of Internet-enabled consumer electronics devices. Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. In addition, a number of companies such as Adobe Systems, Apple, Ateme, Google, Microsoft, and RealNetworks offer video formats that compete with our proprietary video format. We also face competition from subscription entertainment services, cable and satellite providers, DVDs and other emerging technologies and products related to content distribution. Our content distribution platforms and services face significant competition from services, such as peer-to-peer and content aggregator services, which allow consumers to directly access an expansive array of content without securing licenses from content providers.

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

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. In addition, some of our current or potential competitors, such as Apple, Dolby Laboratories, Microsoft and Sony, may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing products and technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing products and technologies at lower prices than our products and technologies. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and introduce new high-quality technologies and products to meet the wide variety of such competitive pressures. Our ability to generate revenues from our business will suffer if we fail to do so successfully.

Our business may be adversely affected by fluctuations in demand for consumer electronics devices incorporating our technologies.

We derive significant revenues from CE manufacturer license fees for our solutions that are based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. Global economic downturns may significantly impact demand for such CE devices. As a result, our future operating results may be adversely impacted by fluctuations in sales of CE devices employing our technologies.

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

To the extent that expenses increase but revenues do not or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition may be adversely affected. In addition, failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of Rovi’s common stock.

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

The global recession has caused a general tightening in the credit markets, lower levels of liquidity, and increases in the rates of default and bankruptcy. Additionally, sovereign budget crises among members of the European Union and other countries worldwide have caused increased risk of default to holders of sovereign debt, including commercial banks, and an unprecedented risk about the continuing viability of the Euro as a global currency. These conditions have caused an unprecedented level of intervention from the United States federal government, other foreign governments, central banks and quasi-governmental agencies such as the International Monetary Fund, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, these macroeconomic developments could negatively affect our business, operating results, financial condition or liquidity in a number of ways. For example, if the economic downturn makes it difficult for our customers and suppliers to accurately forecast and plan future business activities, they may delay, decrease or cancel purchases of our solutions or reduce production of their products. As many of our solutions are licensed on a per-unit fee basis, our customers’ decision to decrease production of their products or devices may decrease our licensing revenue and adversely impact our operating results.

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

As of December 31, 2011, we had total debt with a par value of approximately $1,038.7 million which includes $291.0 million of borrowings under our 2040 Convertible Notes. On February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan. Both term loans are guaranteed by us and certain of our domestic and foreign subsidiaries and are secured by substantially all of our, the subsidiary guarantors and the co-borrowers’ assets. The 5-year term loan requires annual amortization payments and matures on February 7, 2016 and the 7-year term loan requires quarterly amortization payments and matures on February 7, 2018. Our indebtedness may:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit agreements restrict our ability to dispose of assets, use the proceeds from any disposition of assets and refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Rovi Corporation’s subsidiaries, including Rovi Solutions Corporation and Rovi Guides Inc., own a significant portion of our assets and conduct substantially all of our operations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on the 2040 Convertible Notes. Accordingly, repayment of our indebtedness depends, to a significant extent, on the generation of cash flow by the subsidiaries, including Rovi Solutions Corporation and Rovi Guides Inc., the senior secured position of their bank debt, and their ability to make cash available to us, by dividend, debt repayment or otherwise. Because they are not guarantors or a co-issuer of the 2040 Convertible Notes, our subsidiaries do not have any obligation to pay amounts due on those notes or to make funds available for that purpose. Conversely, the ability of Rovi Solutions Corporation and Rovi Guides Inc. to repay their indebtedness under the senior secured credit facility depends, in part, on the generation of cash flow by their respective subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us, Rovi Solutions or Rovi Guides Inc. to make payments in respect of our indebtedness. Distributions from non-U.S. subsidiaries may be subject to foreign withholding taxes and U.S. corporate tax and further reduce the net cash available for principal and interest payments.

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

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area ,where our headquarters are located, and Los Angeles where we have significant operations, and the high cost of living in these areas makes our recruiting and compensation costs higher. Moreover, changes in our management or executive leadership team could lead to disruption of our business or distraction of our employees as the organization adapts to such management changes. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

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

The markets for our Advertising platform, web services and Rovi Entertainment Store may not develop and we may fail in our ability to fully exploit these new opportunities if these markets do not develop as we anticipate.

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

Our Rovi Entertainment Store is a “white-label” service to companies that want to distribute, either in a sale or rental model, premium entertainment content directly to consumers using Internet Protocol for delivery. There is no assurance that consumers will widely adopt the Rovi Entertainment Store service or that it will become profitable. Online video distribution is a relatively new enterprise, and successful business models for delivering digital media over the Internet are not fully tested. We will invest significant time and money in building and organizing the premium content business, and its success could be jeopardized by difficulties in implementing and maintaining premium content information technology systems and infrastructure and/or by increased operating expenses and capital expenditures required in connection with online premium content offerings. Because we have limited experience with online premium content offerings, we cannot assure you that it will be successful or profitable.

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

Our web-based businesses, including Rovi Entertainment Store, are vulnerable to third party operational problems and other risks.

We make certain of our products and services available through web-based retail sites owned by third party resellers. Additionally, our Rovi Entertainment Store provides technology and services used by third party resellers to operate their web-based retail sites. Under these arrangements, either we or our reseller partners typically utilize co-branded sites, provide the infrastructure to handle purchase transactions through secure web sites, and deliver the product (whether via web download or physical fulfillment). Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware, software and service providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, access to entertainment content for distribution through web stores including conditions and restrictions placed on the content distribution by the owners of such content, liability for online content, credit card and other online payment fraud, and issues relating to the use and protection of customer information. We are subject to operating and certification rules and regulations by governments, payment card associations and payment processors, among others, which may change and make it more expensive, difficult or impossible for us to comply. We rely on the third party resellers who operate these web stores for their smooth operation. Any interruption of these web stores could have a negative effect on our business. If our web store resellers were to withdraw from this business or change their terms of service in ways that were unfavorable to us, there might not be a ready alternative outsourcing organization available, and we might be unprepared to assume operation of the web stores. If any of these events occurs, our results of operations could be harmed.

Qualifying, certifying and supporting our technologies, products and services is time consuming and expensive.

We devote significant time and resources to qualify and support our software products on various PC and CE platforms, including Microsoft and Apple operating systems. In addition, we maintain high-quality standards for products that incorporate our technologies and products through a quality control certification process. To the extent that any previously qualified, certified and/or supported platform or product is modified or upgraded, or we need to qualify, certify or support a new platform or product, we could be required to expend additional engineering time and resources, which could add significantly to our development expenses and adversely affect our operating results.

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

Our operating results may fluctuate, which may cause us to not be able to sustain our revenue levels or rate of revenue growth on a quarterly or annual basis, which may cause our common stock price to decline.

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

•	the extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•	the pace at which our analog and older products sales decline compared to the pace at which our digital and new product revenues grow, and

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

As of December 31, 2011, we had 5 major locations (defined as a location with more than 50 employees) and employed 624 employees outside the United States. We face challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.

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

In addition to other risks associated with our global business, we face risks due to the operations we conduct in China, which could be adversely affected by political, economic and social uncertainties in China. As of

December 31, 2011, we had 288 employees in China, primarily carrying out research and development activities. Operations in China are subject to greater political, legal and economic risks than operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Any of the foregoing could limit the remedies available in the event of any claims or disputes with third parties.

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multi-channel video programming distributors, or MVPDs, which are the primary customers for certain of our products and services. FCC regulations prohibit MVPDs (except DBS providers) from deploying after July 1, 2007, consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”). The FCC has granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the FCC. Further developments with respect to these issues or other related FCC action could impact the availability and/or demand for “plug and play” devices, including set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices and correspondingly affect our license fees.

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

•	our computer systems could fail and lead to service interruptions or downtime for our ecommerce websites; or

•	we may need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal locations.

Location	Approximate Square Footage	Lease Expiration
Santa Clara, California (Corporate Headquarters)	131,000	January 2017
Radnor, Pennsylvania	70,000	January 2015
Burbank, California	62,000	June 2019
San Diego, California	48,000	March 2014
Tulsa, Oklahoma	40,000	June 2014
Shanghai, China	35,000	August 2014
Ann Arbor, Michigan	34,000	April 2015
San Francisco, California	20,000	May 2013

Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

We also lease space for sales, marketing and technical staff in Playa Vista, California; Wheat Ridge, Colorado; Schaumburg, Illinois; Bedford and Cambridge, Massachusetts; New York, New York; London and Maidenhead, United Kingdom; Tomsk, Russia; Hangzhou, China; Tokyo, Japan; Seoul, South Korea; Hsinchu, Taiwan; Luxemburg and Germany.

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

Litigation

Sonic Acquisition Litigation

Vassil Vassilev v. Sonic Solutions, et al., Matthew Barnes v. Habinger [sic] et al., Diana Willis v. Sonic Solutions, et al., Mark Chropufka v. Sonic Solutions, et al. and Joann Thompson v. Sonic Solutions, et al., filed in California Superior Court for the County of Marin. On January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic Solutions, the members of its board of directors, the Company and Sparta Acquisition Sub, arising out of the proposed transaction between the Company and Sonic. On January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew Barnes v. Habinger [sic] et al., Mark

Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al., respectively (the “Lawsuits”). The Lawsuits allege that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process. The Lawsuits allege that the Company and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties. In January 2011, the above actions were consolidated and an amended consolidated complaint was filed adding allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by Sonic on January 14, 2011 and seeking to enjoin the acquisition of Sonic by the Company, to rescind the transaction in the event it is consummated, to impose a constructive trust, and monetary damages, fees and costs in an unspecified amount.

On January 25, 2011, another substantially similar putative class action lawsuit was filed in the same court against the same defendants, entitled Joann Thompson v. Sonic Solutions, et al. On January 28, 2011, the parties to the consolidated action reached an agreement in principle to settle. The proposed settlement, which is subject to court approval following notice to the class and a hearing, disposes of all causes of action asserted in the consolidated action and in Thompson v. Sonic Solutions, et. al. on behalf of all class members who do not elect to opt out of the settlement. Class members who elect to opt out, if any, may continue to pursue causes of action against the defendants. On November 29, 2011, the plaintiff in the Thompson action filed a voluntary request for dismissal, which the court granted on the same date. The court granted final approval of the settlement in February 2012.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2011
First Quarter	$69.50	$51.11
Second Quarter	$60.84	$46.00
Third Quarter	$59.31	$41.28
Fourth Quarter	$51.83	$23.20

2010
First Quarter	$38.50	$27.60
Second Quarter	$40.06	$33.17
Third Quarter	$53.00	$37.41
Fourth Quarter	$62.50	$47.47

As of February 14, 2012, there were 341 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms. As of February 14, 2012, there were 109,831,234 shares of common stock outstanding.

Stock Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index (the “NASDAQ”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from May 2, 2008 through December 31, 2011. The graph assumes an investment of $100 in our common stock and in each of the market indices, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Rovi Corporation	NASDAQ Composite Index	S&P 500	Russell 2000 Index
May 2, 2008	$100	$100	$100	$100
December 31, 2008	$76	$64	$64	$69
December 31, 2009	$191	$92	$79	$86
December 31, 2010	$372	$107	$89	$108
December 31, 2011	$148	$105	$89	$102

Dividend Policy

We have not paid any cash dividends in the last two years and do not anticipate paying any cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all earnings for use in our business operations and to pay down debt.

The following table provides information about Company purchases of its equity securities during the quarter ended December 31, 2011:

Period	Total Number of Share Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2011 to October 31, 2011	—	—	—	87.4
November 1, 2011 to November 30, 2011	834,587	$29.96	834,587	375.0
December 1, 2011 to December 31, 2011	—	—	—	375.0

Total	834,587	$29.96	834,587	375.0

(1)	In December 2010, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of the Company’s common stock. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of the Company’s common stock. The November 2011 $400.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs and does not have an expiration date.

In May 2011, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s debt outstanding. This repurchase authorization includes any amounts which were outstanding under previously authorized debt repurchase programs. During November 2011, the Company repurchased a portion of its convertible notes with a par value of $62.0 million for $62.4 million. During December 2011, the Company repurchased convertible notes with a par value of $13.2 million for $13.3 million. As of December 31, 2011, $210.1 million remained available for debt repurchases under the Company’s existing debt repurchase authorization.

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

On May 2, 2008, the Company acquired Gemstar-TV Guide International, Inc. (“Gemstar”) in a cash and stock transaction. Upon consummation of this transaction on May 2, 2008, Macrovision Solutions Corporation, a Delaware corporation founded in 2007, assumed ownership of both Gemstar and Macrovision Corporation. On April 30, 2009, the Company acquired substantially all of the assets of Muze, Inc. (“Muze”) in a cash transaction. On February 17, 2011, the Company acquired Sonic Solutions (“Sonic”) in a cash and stock transaction and on February 28, 2011, the Company acquired SideReel, Inc. (“SideReel”) in a cash transaction. The Company’s results of operations include the operations of Gemstar, Muze, Sonic and SideReel from those dates forward.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$690,810	$541,490	$480,450	$327,440	$144,943

Costs and expenses:
Cost of revenues	107,487	99,129	65,258	44,304	9,238
Research and development	162,693	95,687	91,984	65,911	13,204
Selling, general and administrative	186,210	142,197	132,939	114,563	55,316
Depreciation	20,038	18,758	18,368	13,797	5,090
Amortization of intangible assets	110,280	80,395	81,934	59,139	5,981
Restructuring and asset impairment charges	20,800	—	53,619	—	4,546

Total costs and expenses	607,508	436,166	444,102	297,714	93,375

Operating income from continuing operations	83,302	105,324	36,348	29,726	51,568
Interest expense	(53,776)	(42,935)	(52,028)	(54,834)	(15,446)
Interest income and other, net	4,859	1,770	4,558	11,242	23,199
(Loss) gain on interest rate swaps and caps, net	(4,314)	34,197	—	—	—
Loss on debt redemption	(11,514)	(16,806)	(8,687)	—	—
Gain on sale of strategic investments	—	5,895	—	5,238	—
Impairment losses on strategic investments	—	—	—	—	(5,000)

Income (loss) from continuing operations before income taxes	18,557	87,445	(19,809)	(8,628)	54,321
Income tax expense (benefit)	8,818	(139,213)	(1,421)	(23,409)	14,468

Income (loss) from continuing operations, net of tax	9,739	226,658	(18,388)	14,781	39,853
Discontinued operations, net of tax	(51,025)	(13,774)	(34,563)	(128,841)	(14,537)

Net (loss) income	$(41,286)	$212,884	$(52,951)	$(114,060)	$25,316

Basic earnings per common share:
Basic income (loss) per share from continuing operations	$0.09	$2.20	$(0.18)	$0.17	$0.75
Basic loss per share from discontinued operations	$(0.47)	$(0.14)	$(0.34)	$(1.49)	$(0.27)

Basic net earnings per share	$(0.38)	$2.06	$(0.52)	$(1.32)	$0.48

Shares used in computing basic net earnings per common share	108,923	102,658	100,860	85,334	52,470

Diluted earnings per common share:
Diluted income (loss) per share from continuing operations	$0.09	$2.07	$(0.18)	$0.17	$0.74
Diluted loss per share from discontinued operations	$(0.45)	$(0.13)	$(0.34)	$(1.49)	$(0.27)

Diluted net earnings per share	$(0.36)	$1.94	$(0.52)	$(1.32)	$0.47

Shares used in computing diluted net earnings per common share	113,131	109,175	100,860	85,357	53,104

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments and restricted cash	$485,480	$696,167	$336,284	$362,057	$439,289
Working capital	463,051	387,935	289,962	561,313	435,552
Total assets	2,946,767	2,457,283	2,151,139	2,636,184	922,951
Long-term liabilities	1,099,573	484,186	514,479	950,068	262,142
Total stockholders’ equity	1,692,752	1,748,333	1,520,269	1,515,195	576,731

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.

Overview

We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers’ products and services and used by end consumers to simplify and guide and enhance their interaction with digital entertainment. Our offerings can be categorized as providing opportunities for content discovery, video delivery and advertising. Content discovery solutions include interactive program guides (“IPGs”), recommendations and search capability, device management, media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content. Video Delivery solutions include video compression-decompression technology (“codecs”), the Rovi Entertainment Store video delivery solution, content authoring solutions, and content protection technologies and services. Advertising solutions include IPG advertising, the Rovi Advertising Network and advertising on Rovi operated consumer websites. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. Our solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers globally.

We group our revenue into the following categories – (i) service providers, (ii) CE manufacturers, and (iii) Other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues advertising revenue generated from our service provider IPGs and consumer websites such as AllRovi.com and SideReel.com. CE manufacturers includes license revenue received from consumer electronics companies for our IPG, DivX , ACP, VCR Plus+ and media recognition technologies as well as license revenue for our IPG patents, Rovi Cloud Services and advertising revenue from our CE IPGs or the Rovi Ad Network. Other includes the Rovi Entertainment Store, MainConcept, content authoring solutions as well as our business of licensing our extensive database of descriptive information about television, movie, music and video game content and our entertainment company content protection products.

On February 17, 2011, we acquired Sonic Solutions (“Sonic”) for approximately $763.1 million in cash and stock. We believe the Sonic acquisition not only enhances our offerings to our business customers, but also facilitates the next step forward in our strategy of providing connected consumers the capability to find content they are seeking using our technologies and metadata, as well as to enjoy that content from multiple sources on any device.

On February 1, 2012, we sold our Roxio Consumer Software business. The results of the Roxio Consumer Software business have been reclassified to discontinued operations.

Comparison of Years Ended December 31, 2011 and 2010 from continuing operations

The following tables present our 2011 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2011	2010	Change $	Change %
Revenues:
CE manufacturers	$317,766	$216,625	101,141	47%
Service providers	299,883	267,458	32,425	12%
Other	73,161	57,407	15,754	27%

Total revenues	690,810	541,490	149,320	28%

Costs and expenses:
Cost of revenues	107,487	99,129	8,358	8%
Research and development	162,693	95,687	67,006	70%
Selling, general and administrative	186,210	142,197	44,013	31%
Depreciation	20,038	18,758	1,280	7%
Amortization of intangible assets	110,280	80,395	29,885	37%
Restructuring and asset impairment charges	20,800	—	20,800	NM

Total operating expenses	607,508	436,166	171,342	39%

Operating income from continuing operations	83,302	105,324	(22,022)	-21%
Interest expense	(53,776)	(42,935)	(10,841)	25%
Interest income and other, net	4,859	1,770	3,089	175%
(Loss) gain on interest rate swaps and caps, net	(4,314)	34,197	(38,511)	-113%
Loss on debt redemption	(11,514)	(16,806)	5,292	-31%
Gain on sale of strategic investments	—	5,895	(5,895)	-100%

Income from continuing operations before taxes	18,557	87,445	(68,888)	-79%
Income tax expense (benefit)	8,818	(139,213)	148,031	-106%

Income from continuing operations, net of tax	9,739	226,658	(216,919)	-96%
Loss from discontinued operations, net of tax	(51,025)	(13,774)	(37,251)	270%

Net (loss) income	$(41,286)	$212,884	(254,170)	-119%

Net Revenue

CE Manufacturers Revenue

For the year ended December 31, 2011, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 47% compared to the prior year. This increase was primarily due to $79.7 million in revenue from the addition of the acquired Sonic products and increases in IPG patent and product revenue, primarily due to new agreements signed in the current year. These increases were partially offset by the continued decline in ACP revenue. Going forward, we anticipate increases in sales of our digital products, as well as licensing of our patents to CE manufacturers, to be offset by continued declines in our revenue from analog products such as ACP.

Service Providers Revenue

For the year ended December 31, 2011, revenue from service providers increased by 12% compared to the prior year. These increases were primarily due to an increase in IPG product revenues which benefited from continued domestic digital subscriber growth and rate increases on renewed agreements. Also contributing to the growth was an increase in IPG advertising revenue. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased IPG advertising revenue.

Other Revenue

Other revenue consists primarily of the Rovi Entertainment Store, licensing of our underlying media content/metadata, MainConcept codecs and licensing of our content protection technologies to entertainment companies. For the year ended December 31, 2011, Other revenue increased compared to the prior year primarily due to the Rovi Entertainment Store and MainConcept products acquired in the Sonic acquisition, which occurred in February 2011, contributing $21.1 million in revenue for the year ended December 31, 2011. This increase was offset by the continued decline in content protection revenue from entertainment companies. Going forward we expect revenue from the Rovi Entertainment Store to continue to grow as we improve the service and sign-up additional licensees. These increases will be partially offset by the continued decline in content protection revenue from entertainment companies.

Cost of Revenues

For the year ended December 31, 2011, cost of revenues increased from the prior year primarily due to costs related to the acquired Sonic operations and an increase in patent litigation costs. These increases were partially offset by the prior year including $28.5 million in costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar acquisition. These primarily related to the resolution of the DirecTV and Thomson matters (see Note 16 to the Consolidated Financial Statements).

Research and Development

For the year ended December 31, 2011, research and development expenses increased from the prior year primarily due to costs related to the acquired Sonic operations and an increase in cash and stock related compensation expense driven by increased headcount.

Selling, General and Administrative

For the year ended December 31, 2011, selling, general and administrative expenses increased from the prior year primarily due to costs related to the acquired Sonic operations. Also contributing to the increase was an increase in stock compensation expense and costs related to the Sonic transaction and integration activities.

Depreciation

For the year ended December 31, 2011, depreciation increased from the prior year primarily due to the Sonic acquisition.

Amortization of Intangible Assets

For the year ended December 31, 2011, amortization of intangible assets increased from the prior year primarily due to amortization related to the intangible assets acquired in the Sonic and SideReel acquisitions.

Restructuring and Asset Impairment Charges

In conjunction with the Sonic acquisition, the Company implemented restructuring activities to create cost efficiencies for the combined Company. These restructuring actions resulted in a charge to continuing operations of $7.3 million which included $4.1 million in severance, $0.6 million in stock compensation expense due to the contractual acceleration of restricted stock and options, $1.4 million in facilities abandonment charges and $1.2 million in asset impairment charges.

On July 1, 2011, we sold our BD+ technology assets for up to $25 million based on the achievement of certain milestones, with $2.0 million paid initially. In connection with the sale, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets.

Interest Expense

For the year ended December 31, 2011, interest expense increased compared to the same period in the prior year due to an increase in average debt outstanding. On February 7, 2011, the Company borrowed $750 million under a credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan (See Note 7 to the Consolidated Financial Statements).

Interest Income and Other, Net

The increase in interest income and other, net, for the year ended December 31, 2011, as compared to the prior year, is primarily due to the prior year including a $1.0 million loss from the sale of the Guideworks LLC joint venture. Also contributing to the increase is $0.4 million decrease in net foreign exchange losses as compared to the prior year.

(Loss) Gain on Interest Rate Swaps and Caps, Net

The loss on interest swaps and caps, net for the year ended December 31, 2011, was primarily due to a decrease in the fair value of the swaps we entered into in November 2011 with a notional amount of $300 million. The fair value of these swaps declined due to a decrease in the forward USD-LIBOR-BBA rate. As we pay fixed and receive floating under these swaps the fair value of the swaps declined. The increase in the fair value of the interest rate swaps for the year ended December 31, 2010, was due to a decrease in the expected forward six month USD – LIBOR. We have not designated any of our interest rate swaps and caps as hedges and therefore record the changes in fair value of these instruments in our consolidated statements of operations (see Note 9 to the Consolidated Financial Statements).

Loss on Debt Redemption

During the year ended December 31, 2011, we repurchased a total of $106.3 million in par value of the 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 for $221.1 million. During the year ended December 31, 2011, we repurchased a total of $169.0 million in par value of the 2.625% convertible senior notes (the “2040 Convertible Notes”) due in 2040 for $203.2 million. In connection with the repurchases, we recorded $11.5 million in losses on debt redemption during the year ended December 31, 2011 (see Note 7 to the Consolidated Financial Statements).

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

Income Taxes

Income tax expense for the year ended December 31, 2011, of $8.8 million is primarily attributable to foreign withholding tax and the net effect of the change in our deferred tax asset valuation allowance resulting from our acquisitions of Sonic and SideReel and the sale of BD+.

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

Discontinued Operations

Discontinued operations for the year ended December 31, 2011 includes the Roxio Consumer Software business and expenses we recorded for indemnification claims related to another former Software business which was disposed of in 2008 (see Note 5 to Consolidated Financial Statements). The loss in discontinued operations for the year ended December 31, 2011, was primarily due to recording a $40.6 million impairment charge to reduce the carrying value of the intangible assets of the Roxio Consumer Software business to fair value.

Discontinued operations for the year ended December 31, 2010, includes expenses and reserves we recorded for indemnification claims related to a former Software business which was disposed of in 2008 (see Note 5 to the Consolidated Financial Statements) and the results of our Norpak subsidiary which was disposed of in September 2010.

Comparison of Years Ended December 31, 2010 and 2009 from continuing operations

The following tables present our 2010 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2010	2009	Change $	Change %
Revenues:
Service providers	$267,458	$230,727	36,731	16%
CE manufacturers	216,625	199,905	16,720	8%
Other	57,407	49,818	7,589	15%

Total revenues	541,490	480,450	61,040	13%

Costs and expenses:
Cost of revenues	99,129	65,258	33,871	52%
Research and development	95,687	91,984	3,703	4%
Selling, general and administrative	142,197	132,939	9,258	7%
Depreciation	18,758	18,368	390	2%
Amortization of intangible assets	80,395	81,934	(1,539)	-2%
Restructuring and asset impairment charges	—	53,619	(53,619)	-100%

Total operating expenses	436,166	444,102	(7,936)	-2%

Operating income from continuing operations	105,324	36,348	68,976	190%
Interest expense	(42,935)	(52,028)	9,093	-17%
Interest income and other, net	1,770	4,558	(2,788)	-61%
Gain on interest rate swaps and caps, net	34,197	—	34,197	NM
Loss on debt redemption	(16,806)	(8,687)	(8,119)	93%
Gain on sale of strategic investment	5,895	—	5,895	NM

Income (loss) from continuing operations before taxes	87,445	(19,809)	107,254	-541%
Income tax benefit	(139,213)	(1,421)	(137,792)	9697%

Income (loss) from continuing operations, net of tax	226,658	(18,388)	245,046	-1333%
Loss from discontinued operations, net of tax	(13,774)	(34,563)	20,789	-60%

Net income (loss)	$212,884	$(52,951)	265,835	-502%

Net Revenue

Service Providers Revenue

For the year ended December 31, 2010, revenue from service providers increased by 16% compared to the prior year. This increase was primarily due to increases in IPG patent and product licensing revenues. IPG revenues benefited from new international IPG patent licensees as well as from digital subscriber growth both internationally and domestically.

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

In the first quarter of 2009, in conjunction with the disposition of the Media Properties (see Note 1 to the Consolidated Financial Statements), management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million. During the first quarter of 2009, we reversed the remaining $0.4 million in liabilities related to the fiscal 2007 restructuring plan (see Note 11 to the Consolidated Financial Statements).

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

Loss on Debt Redemption

During 2010, we spent $207.2 million to pay off and retire our term loan. We realized a $12.3 million loss on redemption, primarily due to writing off the remaining note issuance costs. In addition, we repurchased $105.0 million in par value of our 2011 Convertible Notes for $160.1 million. In connection with these repurchases, we recorded a $4.5 million loss on debt redemption which represents the difference between the carrying value of the 2011 Convertible Notes retired and the amount allocated to the liability component of the notes and the write-off of the related note issuance costs (see Note 7 to the Consolidated Financial Statements).

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

Discontinued Operations

Discontinued operations for the year ended December 31, 2010, includes expenses and reserves we recorded for indemnification claims related to a former Software business which was disposed of in 2008 (see Note 5 to the Consolidated Financial Statements) and the results of our Norpak subsidiary which was disposed of in September 2010.

Discontinued operations for the year ended December 31, 2009, is primarily income tax expense arising from the sale of TVG Network, TV Guide Network and TV Guide Online.

Costs and Expenses

Cost of revenues consists primarily of service costs, royalty expense, patent prosecution, patent maintenance and patent litigation costs and an allocation of overhead and facilities. Research and development expenses are comprised primarily of employee compensation and benefits, consulting costs and an allocation of overhead and facilities costs. Selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.

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

The adoption of ASU 2009-13 may have a material impact on our revenue in any given period subsequent to adoption. For example, at times, we enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a set period for a flat fee. Under the previous multiple element guidance, we generally would not be able to provide objective and reliable evidence of the fair value of the go-forward license arrangement (the undelivered element) and therefore would have recognized all revenue for such agreement ratably over the term of the agreement. Applying the guidance in the update, we would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term.

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

CE and Service Provider Licensing

We license our proprietary IPG technology, codec technology and ACP technology to CE manufacturers, integrated circuit makers, service providers and others. We generally recognize revenue from licensing our technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. Our recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the licensee. We have established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making a revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer ships the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of our large CE IPG and codec technology licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. At times, we enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, we generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term. In addition, we also enter into agreements in which the licensee pays us a one-time fee for a perpetual license to our ACP technology. Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.

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

Discontinued Opertions—Roxio Consumer Software Products

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

On October 1, 2011, we adopted Accounting Standards Update 2011-8, Intangibles – Goodwill and Other Topics (Topic 350)(“ASU 2011-8”). ASU 2011-8 allows us to first assess qualitative factors to determine whether events or circumstances lead to the determination that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The adoption of ASU 2011-8 did not have a material impact on our results of operations or financial position.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In connection with our Goodwill impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we first assess qualitative factors to determine whether events or circumstances lead to the determination that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-step impairment test. The first step of the two-step impairment analysis is to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit using the discounted cash flow approach and a market based approach. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates.

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

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities decreased to $237.0 million for the year ended December 31, 2011, from $316.3 million in the prior year. Cash from operating activities decreased from the prior year primarily due to the prior year including $128.5 million in income tax refunds for tax carryback claims, partially offset by an increase in revenue. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in this Form 10-K.

Net cash used in investing activities from continuing operations decreased to $311.0 million for the year ended December 31, 2011, from $341.6 million in the prior year. The year ended December 31, 2011, included using $433.7 million (net of cash acquired) to acquire Sonic, SideReel and DigiForge, partially offset by $145.6 million in net marketable securities sales. During the year ended December 31, 2010, we made $359.5 million in net marketable securities purchases, made $15.4 million in capital expenditures and acquired MediaUnbound for approximately $5.9 million. These uses of cash were partially offset by $36.8 million being released from escrow related to the sale of one of the Media Properties. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $23 million and $28 million for the full year 2012.

Net cash provided by financing activities from continuing operations decreased to $0.4 million for the year ended December 31, 2011, from $62.2 million in the prior year. During the year ended December 31, 2011, we entered into a $750 million senior secured credit facility which provided $733.0 million in cash, net of discounts and issuance costs. During the same period we used cash to repurchase $169.0 million in par value of our 2040 Convertible Notes for $203.2 million, repurchase $106.3 million in par value of our 2011 Convertible Notes for $221.1 million and repurchase $337.6 million of our common stock. In addition, we paid $28.4 million upon the conversion of the remainder of the 2011 Convertible Notes. During the year ended December 31, 2010, we issued $460 million in convertible debt ($446.5 million, net of issuance costs) and paid $207.2 million to pay off and retire our term loan. In addition, we repurchased $105.0 million in par value of our 2011 Convertible Notes for $160.1 million and repurchased $109.9 million of our common stock. We also received $84.8 million in cash from the exercise of employee stock options and the purchase of shares through our employee stock purchase plan.

As discussed in Note 7 of the Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of December 31, 2011, $291.0 million par value of the 2040 Convertible Notes remain outstanding.

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

In December 2010, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. This authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the nine months ended September 30, 2011, we repurchased 6.0 million shares of our common stock for $312.6 million. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. This $400 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. In November 2011, we repurchased 0.8 million shares of our common stock for $25.0 million and had $375.0 million remaining under the November stock repurchase authorization. In December 2010, our Board of Directors authorized the repurchase of up to $200.0 million of our convertible notes. In February 2011, our Board of Directors replaced the December authorization with a new repurchase authorization of up to $300 million of debt outstanding. In May 2011, our Board of Directors replaced the February authorization with a new repurchase authorization of up to $300.0 million of debt outstanding. During the year ended December 31, 2011, we paid $424.4 million to repurchase debt under our debt repurchase program, of which $89.9 million was repurchased under the May 2011 authorization with the remainder being repurchased under prior authorizations. As of December 31, 2011, we have $210.1 million remaining under our existing debt repurchase authorization.

On February 7, 2011, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan (“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”). Both term loans are guaranteed by us and certain of our domestic and foreign subsidiaries and are secured by substantially all of our assets. Term Loan A requires annual amortization payments and matures on February 7, 2016 and the Term Loan B requires quarterly amortization payments and matures on February 7, 2018. Term Loan A bears interest, at our election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum and was issued at a discount of $2.8 million to par value. Term Loan B bears interest, at our election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0% and was issued at a $0.8 million discount to par value. The senior secured credit facility includes financial performance covenants (a maximum total leverage ratio and a minimum interest coverage ratio), provisions for optional and mandatory repayments (an annual excess cash flow payment and payments due upon sale of assets, among others), restrictions on the issuance of new indebtedness, restrictions on certain payments (repurchases of Company stock and dividends payments, among others) and other representations, warranties and covenants which are customary for a secured credit facility. As of December 31, 2011, the Term Loan A and Term Loan B carrying values were $447.7 million and $297.1 million, net of discount, respectively.

As of December 31, 2011, we had $136.8 million in cash and cash equivalents, $283.4 million in short-term investments and $65.3 million in long-term marketable securities. Of these amounts, $271.9 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.

We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 (in thousands):

	Payments due by period
Contractual Obligations (3)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations (1)	$1,038,740	$25,500	$73,500	$656,990	$282,750
Interest expense associated with long-term debt obligations	138,793	31,937	60,953	34,233	11,670
Purchase obligations	32,579	22,720	9,859	—	—
Operating lease obligations(2)	88,130	23,499	35,879	20,108	8,644

	$1,298,242	$103,656	$180,191	$711,331	$303,064

(1)	Includes current portion as well. The 2040 Convertible Notes have been included in the above table at the first put / call date which is February 2015. In addition, the 2040 Convertible Notes may be converted by the noteholders prior to their maturity under certain circumstances. See above for additional details.
(2)	Operating leases in the above table have been included on a gross basis. The Company has agreements to receive approximately $22.1 million under operating subleases.
(3)	We are unable to reliably estimate the timing of future payments related to uncertain tax positions, therefore, $64.0 million of income taxes payable has been excluded from the table above.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $434.7 million as of December 31, 2011. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At December 31, 2011, the fair value of our auction rate securities portfolio totaled approximately $14.3 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.

We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $0.7 million decrease in the fair value of our fixed income available-for-sale securities as of December 31, 2011.

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

Indebtedness. We have convertible notes with a par value of $291.0 million. In February 2011, two of our subsidiaries jointly borrowed $750 million under a senior secured credit facility. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 7 to the Consolidated Financial Statements.

Interest Rate Swaps and Caps. In connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%. In November 2010, we entered into additional swaps with a notional amount of $460.0 million under which we pay a fixed rate which gradually increases from 0.203% for the six month settlement period ending in February 2011, to 2.619% for the six month settlement period ending in February 2015 and receive a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015. In October 2011, we entered into additional swaps with a notional amount of $300.0 million. These swaps have an effective date of June 2013, and under these swaps we pay a fixed interest rate which gradually increases from 0.81 % for the three month settlement period ending September 2013, to 2.65% for the final settlement period ending January 2016 and receive a floating rate of USD-LIBOR-BBA. These swaps expire in January 2016.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2011. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Rovi maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

All internal control systems, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected, even with respect to those systems of internal control that are determined to be effective. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rovi Corporation and subsidiaries

We have audited Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rovi Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rovi Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 of Rovi Corporation and subsidiaries and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stockholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.

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

Corporate Governance Guidelines and Committee Charters. In February 2009, we adopted amended Corporate Governance Guidelines to assist the Board in following corporate practices that serve the best interest of the company and its stockholders. From time to time, we have further amended such Guidelines as we believe appropriate and in the best interest of the company and its stockholders. Our currently effective Corporate Governance Guidelines and the charters of each of our audit committee, compensation committee and corporate governance and nominating committee are available at our website at www.rovicorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

All schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

3.	Exhibits

Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number

2.01	Agreement and Plan of Mergers, dated as of December 6, 2007, among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub, Inc. and Gemstar-TV Guide International, Inc	8-K	5/5/08	2.1

2.02	Asset Purchase Agreement dated February 13, 2008 by and among Macrovision Corporation and Flexco Holding Company, Inc. (a Delaware corporation later renamed Flexera Software Inc.).	8-K	2/21/08	10.1

2.03	Agreement and Plan of Merger and Reorganization dated as of December 22, 2010, among Rovi Corporation, Sparta AcquisitionSub, Inc. and Sonic Solutions	8-K	12/27/10	2.1

3.01	Certificate of Incorporation of Rovi Corporation, as amended, on July 15, 2009	10-Q	8/6/09	3.01

3.02	Bylaws of Rovi Corporation	8-K	5/8/09	3.01

4.01	Form of Common Stock Certificate	S-3	7/15/08	4.1

4.02	Warrant Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation.	8-K	5/5/08	4.5

4.03	Indenture, dated as of March 17, 2010, by and between the Company and Bank of New York Mellon Trust Company, N.A. as trustee	8-K	3/18/10	4.1

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number

4.04	Form of Note representing the Rovi Corporation 2.625% Convertible Senior Notes due 2040 (included in the Indenture referenced in Exhibit 4.03)	8-K	3/18/10	4.1

4.05	Credit Agreement, dated as of February 7, 2011, among Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, Rovi Corporation, as guarantor, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	2/8/11	10.1

10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended**	8-K	5/24/11	10.01

10.02	Rovi Corporation 2008 Employee Stock Purchase Plan**	S-8	7/23/08	10.02

10.03	Rovi Corporation 2000 Equity Incentive Plan**	DEF14A	3/16/06	Annex A

10.04	Sonic Solutions 2004 Equity Compensation Plan, as amended and restated July 2010**	S-8	3/17/11	—

10.05	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to 2000 and 2008 Equity Incentive Plans				X

10.06	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (Director grant form) pursuant to 2008 Equity Incentive Plan				X

10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to 2008 Equity Incentive Plan				X

10.08	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form) pursuant to 2008 Equity Incentive Plan				X

10.09	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to 2008 Equity Incentive Plan				X

10.10	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to 2004 Equity Compensation Plan				X

10.11	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to 2004 Equity Compensation Plan				X

10.12	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to 2004 Equity Compensation Plan				X

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number

10.13	2011 Senior Executive Company Incentive Plan**	8-K	2/11/11	10.1

10.14	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39

10.15	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09

10.16	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10

10.17	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11

10.18	Offer letter to Thomas Carson dated December 14, 2011**	8-K	12/16/11	10.1

10.19	Amended and Restated Executive Severance and Arbitration Agreement with Thomas Carson dated December 14, 2011**	8-K	12/16/11	10.2

10.20	Executive Succession Planning Agreement dated May 25, 2011 by and between Alfred J. Amoroso and Rovi Corporation**	8-K	5/25/11	10.1

10.21	Form of Indemnification Agreement entered into by Rovi Corporation with each of its directors and executive officers	10-K	3/2/09	10.15

10.22	Executive Severance and Arbitration Agreement with James Budge dated August 6, 2007**	10-Q	8/8/07	10.06

10.23	Form of Executive Severance and Arbitration Agreement**	10-Q	8/8/07	10.05

10.24	Charter of the Audit Committee of the Board of Directors	10-K	2/15/11	10.20

14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01

21.01	List of subsidiaries				X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification				X

32.02	Section 1350 Certification				X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February, 2012.

ROVI CORPORATION

By:	/S/ THOMAS CARSON
Thomas Carson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ THOMAS CARSON Thomas Carson	President, Chief Executive Officer and Director	February 23, 2012

Principal Financial Officer:

/s/ JAMES BUDGE James Budge	Chief Financial Officer	February 23, 2012

Principal Accounting Officer:

/s/ PETER C. HALT Peter C. Halt	Chief Accounting Officer	February 23, 2012

Additional Directors:

/s/ ANDREW K. LUDWICK Andrew K. Ludwick	Chairman of the Board of Directors	February 23, 2012

/s/ ALFRED J. AMOROSO Alfred J. Amoroso	Director	February 23, 2012

/s/ ALAN L. EARHART Alan L. Earhart	Director	February 23, 2012

/s/ JAMES E. MEYER James E. Meyer	Director	February 23, 2012

/s/ JAMES P. O’SHAUGHNESSY James P. O’Shaughnessy	Director	February 23, 2012

/s/ RUTHANN QUINDLEN Ruthann Quindlen	Director	February 23, 2012

ROVI CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rovi Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rovi Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, in 2010, the Company changed its method of accounting for multiple element arrangements affecting revenue recognition as required by Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2012

ROVI CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$136,780	$200,195
Short-term investments	283,433	295,120
Trade accounts receivable, net	126,752	78,672
Taxes receivable	2,976	6,811
Deferred tax assets, net	32,152	15,403
Prepaid expenses and other current assets	15,056	12,639
Assets held for sale	20,344	—

Total current assets	617,493	608,840
Long-term marketable investment securities	65,267	200,852
Property and equipment, net	43,203	39,205
Finite-lived intangible assets, net	815,049	702,385
Other assets	41,610	48,785
Goodwill	1,364,145	857,216

Total assets	$2,946,767	$2,457,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$107,037	$74,512
Deferred revenue	16,460	15,577
Current portion of long-term debt	25,500	130,816
Liabilities held for sale	5,445	—

Total current liabilities	154,442	220,905
Taxes payable, less current portion	63,980	56,566
Long-term debt, less current portion	969,598	378,083
Deferred revenue, less current portion	4,041	3,995
Long-term deferred tax liabilities, net	36,267	26,249
Other non current liabilities	25,687	19,293

Total liabilities	1,254,015	705,091
Commitments and contingencies (Note 16)
Redeemable equity component of convertible debt	—	3,859
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 122,519,604 shares issued and 109,453,371 outstanding as of December 31, 2011, and 111,315,257 shares issued and 106,081,282 outstanding as of December 31, 2010, at par	123	112
Treasury stock, 13,066,233 shares at December 31, 2011 and 5,233,975 shares at December 31, 2010, at cost	(482,479)	(134,931)
Additional paid-in capital	2,114,402	1,781,986
Accumulated other comprehensive loss	(313)	(1,139)
Retained earnings	61,019	102,305

Total stockholders’ equity	1,692,752	1,748,333

Total liabilities and stockholders’ equity	$2,946,767	$2,457,283

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenues	$690,810	$541,490	$480,450
Costs and expenses:
Cost of revenues	107,487	99,129	65,258
Research and development	162,693	95,687	91,984
Selling, general and administrative	186,210	142,197	132,939
Depreciation	20,038	18,758	18,368
Amortization of intangible assets	110,280	80,395	81,934
Restructuring and asset impairment charges	20,800	—	53,619

Total costs and expenses	607,508	436,166	444,102

Operating income from continuing operations	83,302	105,324	36,348
Interest expense	(53,776)	(42,935)	(52,028)
Interest income and other, net	4,859	1,770	4,558
(Loss) gain on interest rate swaps and caps, net	(4,314)	34,197	—
Loss on debt redemption	(11,514)	(16,806)	(8,687)
Gain on sale of strategic investment	—	5,895	—

Income (loss) from continuing operations before income taxes	18,557	87,445	(19,809)
Income tax expense (benefit)	8,818	(139,213)	(1,421)

Income (loss) from continuing operations, net of tax	9,739	226,658	(18,388)
Discontinued operations, net of tax	(51,025)	(13,774)	(34,563)

Net (loss) income	$(41,286)	$212,884	$(52,951)

Basic earnings per common share:
Basic income (loss) per share from continuing operations	$0.09	$2.20	$(0.18)
Basic loss per share from discontinued operations	$(0.47)	$(0.14)	$(0.34)

Basic net earnings per share	$(0.38)	$2.06	$(0.52)

Shares used in computing basic net earnings per share	108,923	102,658	100,860

Diluted earnings per common share:
Diluted income (loss) per share from continuing operations	$0.09	$2.07	$(0.18)
Diluted loss per share from discontinued operations	$(0.45)	$(0.13)	$(0.34)

Diluted net earnings per share	$(0.36)	$1.94	$(0.52)

Shares used in computing diluted net earnings per share	113,131	109,175	100,860

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2008	102,972,546	$103	(2,262,975)	$(25,068)	$1,602,667	$(4,879)	$(57,628)	$1,515,195
Comprehensive income (loss):
Net income (loss)							(52,951)	(52,951)
Foreign currency translation adjustment, net of tax						1,905		1,905
Unrealized gain (loss) in investments, net of tax						896		896

Total comprehensive income (loss)								(50,150)
Issuance of common stock upon exercise of options	1,563,001	2			27,485			27,487
Issuance of common stock under employee stock purchase plan	483,838				5,346			5,346
Issuance of restricted stock, net	701,436	1			(1)			—
Equity-based compensation					22,391			22,391

Balances as of December 31, 2009	105,720,821	$106	(2,262,975)	$(25,068)	$1,657,888	$(2,078)	$(110,579)	$1,520,269
Comprehensive income (loss):
Net income (loss)							212,884	212,884
Foreign currency translation adjustment, net of tax						1,144		1,144
Unrealized gain (loss) in investments, net of tax						(205)		(205)

Total comprehensive income (loss)								213,823
Issuance of common stock upon exercise of options	4,042,549	4			73,873			73,877
Issuance of common stock under employee stock purchase plan	907,608	1			10,922			10,923
Issuance of restricted stock, net	639,615	1			(1)			—
Equity-based compensation					34,383			34,383
Conversion of convertible debt	4,664				237			237
Equity component of convertible debt, net of tax					56,947			56,947
Convertible debt repurchase					(56,721)			(56,721)
Reclass redeemable equity component of convertible debt					(3,859)			(3,859)
Repurchase of warrant and sale of call option, net					5,834			5,834
Excess tax benefit associated with stock plans					2,483			2,483
Stock repurchase			(2,971,000)	(109,863)				(109,863)

Balances as of December 31, 2010	111,315,257	$112	(5,233,975)	$(134,931)	$1,781,986	$(1,139)	$102,305	$1,748,333
Comprehensive income (loss):
Net income (loss)							(41,286)	(41,286)
Foreign currency translation adjustment, net of tax						304		304
Unrealized gain (loss) in investments, net of tax						522		522

Total comprehensive income (loss)								(40,460)
Issuance of common stock upon exercise of options	1,996,022	2			41,823			41,825
Issuance of common stock under employee stock purchase plan	839,237	1			14,205			14,206
Issuance of restricted stock, net	1,274,682	1			(1)			—
Acquisitions	5,904,436	6			356,749			356,755
Exercise of warrants	701,474	1			(1)			—
Conversion of convertible debt	488,496							—
Exercise of convertible bond call option			(807,935)					—
Equity-based compensation					64,051			64,051
Convertible debt repurchase					(170,231)			(170,231)
Tax benefit from convertible debt repurchase					7,972			7,972
Reclass redeemable equity component of convertible debt					3,859			3,859
Excess tax benefit associated with stock plans					319			319
Repurchase of warrant and sale of call option, net			(185,247)	(9,976)	13,671			3,695
Stock repurchase			(6,839,076)	(337,572)				(337,572)

Balances as of December 31, 2011	122,519,604	$123	(13,066,233)	$(482,479)	$2,114,402	$(313)	$61,019	$1,692,752

See accompanying notes to consolidated financial statements.

ROVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(41,286)	$212,884	$(52,951)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss from discontinued operations, net of tax	51,025	13,774	34,563
Change in fair value of interest rate swaps and caps, net of premium	16,727	(33,160)	—
Depreciation	20,038	18,758	18,368
Amortization of intangible assets	110,280	80,395	81,934
Amortization of note issuance costs and convertible note discount	19,727	26,099	20,782
Equity-based compensation	62,333	34,298	22,289
Restructuring and asset impairment charge	15,318	—	48,872
Loss on debt redemption	11,514	16,494	5,633
Deferred taxes	(13,121)	(2,677)	(20,530)
Gain on sale of strategic investments	—	(5,895)	—
Other, net	7,924	2,072	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(25,466)	(7,057)	12,364
Deferred revenue	(1,566)	(1,913)	1,663
Prepaid expenses, other current assets and other assets	3,931	(6,843)	2,444
Income taxes	4,779	(17,455)	(17,440)
Accounts payable, accrued expenses, and other long-term liabilities	(5,154)	(13,454)	(705)

Net cash provided by operating activities of continuing operations	237,003	316,320	157,286
Net cash provided by (used in) operating activities of discontinued operations	9,912	(2,383)	1,130

Net cash provided by operating activities	246,915	313,937	158,416
Cash flows from investing activities:
Purchases of long and short-term marketable investment securities	(390,803)	(628,966)	(84,354)
Sales or maturities of long and short-term marketable investments	536,425	269,457	113,571
Payments for acquisitions, net of cash acquired	(433,733)	(5,922)	(23,970)
Proceeds from dispositions of businesses, net of costs to sell	2,000	—	266,205
Purchases of property and equipment	(22,965)	(15,431)	(19,745)
Other investing, net	(1,906)	2,404	(110)
Change in restricted cash		36,838	(36,838)

Net cash (used in) provided by investing activities of continuing operations	(310,982)	(341,620)	214,759
Net cash used in investing activities of discontinued operations	—	(5)	(30)

Net cash (used in) provided by investing activities	(310,982)	(341,625)	214,729
Cash flows from financing activities:
Purchase of treasury stock	(337,572)	(109,863)	—
Payments under capital lease and debt obligations	(455,060)	(367,576)	(440,344)
Sale of convertible bond call option and repurchase of warrant, net	3,695	5,834	—
Proceeds from issuance of debt, net of issuance costs	732,978	446,517	—
Excess tax benefit on stock option exercises	319	2,483	—
Proceeds from exercise of options and employee stock purchase plan	56,031	84,800	32,833

Net cash provided by (used in) financing activities of continuing operations	391	62,195	(407,511)
Net cash used in financing activities of discontinued operations	—	—	(114)

Net cash provided by (used in) financing activities	391	62,195	(407,625)
Effect of exchange rate changes on cash	261	278	702

Net (decrease) increase in cash and cash equivalents	(63,415)	34,785	(33,778)
Cash and cash equivalents at beginning of year	200,195	165,410	199,188

Cash and cash equivalents at end of year	$136,780	$200,195	$165,410

Supplemental disclosures:
Income taxes paid	$16,625	$15,128	$36,996

Income tax refunds received	$1,625	$134,132	$64

Interest paid	$34,504	$13,251	$37,179

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

Rovi Corporation and its subsidiaries’ (collectively “Rovi” or the “Company”) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and analog content protection technologies (“ACP”) and services. The Company also offers advertising services across all its products. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. With the acquisition of Sonic Solutions (“Sonic”) (see Note 4), the Company’s offerings now also include the RoxioNow video delivery solution (now known as the Rovi Entertainment Store), DivX and MainConcept video compression-decompression technology (“codecs”) and the Sonic professional products. The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers across the globe.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rovi Corporation and its wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions.

During the fourth quarter of 2011, the Company made a determination that it would pursue selling its Roxio Consumer Software business. The results of operations and cash flows of the Roxio Consumer Software business have been reclassified to discontinued operations for all periods presented (See Note 5 and Note 18). On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation (“Norpak”), which manufactured equipment for embedding data in a television signal. On January 27, 2009, the Company sold its TVG Network business and on February 28, 2009, the Company sold its TV Guide Network and TV Guide Online businesses. Together, TVG Network, TV Guide Network and TV Guide Online are collectively referred to as the “Media Properties”. The results of operations and cash flows of the Roxio Consumer Software business, Norpak and the Media Properties have been classified as discontinued operations for all periods presented (See Note 5).

On February 26, 2010, the Company sold its 49% interest in the Guideworks LLC joint venture (“Guideworks”) to Comcast Corporation (“Comcast”) and simultaneously purchased Comcast’s interest in the patents which had been developed by Guideworks. Guideworks was a research and development joint venture with Comcast that developed interactive program guide solutions, which are distributed by the Company under the i-Guide brand. Under these agreements, the Company received a net payment of $4.6 million and realized a $1.0 million loss on sale of its interest in Guideworks. The Company had been recording its 49% interest in Guideworks as an operating expense in accordance with Accounting Standards Codification (“ASC”) 730-20, Research and Development Arrangements. Included in research and development expenses for the years ended December 31, 2010 and 2009 are $1.7 million and $11.7 million, respectively, in expenses related to Guideworks.

Reclassifications

Certain financial statement items for prior periods have been reclassified to conform to the 2011 presentation.

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

(2) Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investments

The Company considers investments with original maturities from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. All marketable securities with maturities over one year or those for which the Company’s intent is to retain them for more than twelve months are classified as long-term marketable investment securities.

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

In December 2008, the Company entered into an agreement (the “Agreement”) with UBS AG, which provides (1) the Company the right (“ ARS Put Option”) to sell certain auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) UBS AG the right to purchase certain auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012. The Company elected to measure the ARS Put Option under the fair value option and simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As of December 31, 2010, UBS AG had repurchased all of the Company’s auction rate securities which were covered by the ARS Put Option. The Company’s auction rate securities which were not purchased from UBS AG continue to be classified as available-for-sale securities.

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

The adoption of ASU 2009-13 may have a material impact on the Company’s revenue in any given period subsequent to adoption. For example, at times, the Company enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a set period for a flat fee. Under the previous multiple element guidance, the Company generally would not be able to provide objective and reliable evidence of the fair value of the go-forward license arrangement (the undelivered element) and therefore would have recognized all revenue for such agreement ratably over the term of the agreement. Applying the guidance in the update, the Company would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term. For the year ended December 31, 2010, the adoption of ASU 2009-13 increased revenue, income before income taxes and net income by $9.4 million each, and diluted EPS by $0.09, as compared to application of the previous guidance.

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

The Company’s revenue from continuing operations primarily consists of license fees for IPG products and patents, license fees for the Company’s codec technology, royalty fees on copy-protected products, license fees for the Company’s content protection technologies and license fees for entertainment metadata. The Company recognizes revenue when the following conditions are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

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

Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on the Company’s balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

CE and Service Provider Licensing

The Company licenses its proprietary IPG technology, codec technology and ACP technology to consumer electronics (“CE”) manufacturers, integrated circuit makers, service providers and others. The Company generally recognizes revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. The Company has established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of the Company’s large CE IPG and codec technology licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. The Company at times enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, the Company generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term. In addition, the Company enters into agreements in which the licensee pays the Company a one-time fee for a perpetual license to its ACP technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.

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

Discontinued Operations—Roxio Consumer Software Products

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

Cost of Revenues

Cost of revenues consists primarily of data costs, royalty expenses, patent prosecution, patent maintenance and patent litigation costs.

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

The Company performs ongoing credit evaluations of its customers as necessary. As a percentage of net revenues from continuing operations, the Company did not have any customers that were equal to or greater than 10% of net revenue for the year ended December 31, 2011 or 2010. In 2009, the Company generated revenue from one customer which exceeded 10% of its net revenue from continuing operations. As of December 31, 2011 and 2010, the Company did not have any customers whose receivable exceeded 10% of its gross accounts receivable.

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

The calculation of earnings per common share and diluted earnings per common share is presented below (in thousands, except per share data):

	December 31,
	2011	2010	2009
Basic income (loss) per common share
Income (loss) from continuing operations	$9,739	$226,658	$(18,388)
Income allocated to participating securities	(18)	(1,125)	—

Income (loss) allocated to common shareholders from continuing operations	$9,721	$225,533	$(18,388)

Discontinued operations	$(51,025)	$(13,774)	$(34,563)
Loss allocated to participating securities	96	68	—

Discontinued operations allocated to common shareholders	$(50,929)	$(13,706)	$(34,563)

Net (loss) income	$(41,286)	$212,884	$(52,951)
Loss (income) allocated to participating securities	78	(1,057)	—

Net (loss) income allocated to common shareholders	$(41,208)	$211,827	$(52,951)

Weighted average basic common shares outstanding	108,923	102,658	100,860

Income (loss) per common share from continuing operations	$0.09	$2.20	$(0.18)
Loss per common share from discontinued operations	(0.47)	(0.14)	(0.34)

Net earnings per common share	$(0.38)	$2.06	$(0.52)

Diluted income (loss) per common share
Income (loss) from continuing operations	$9,739	$226,658	$(18,388)
Income allocated to participating securities	(18)	(1,058)	—

Income (loss) allocated to common shareholders from continuing operations	$9,721	$225,600	$(18,388)

Discontinued operations	$(51,025)	$(13,774)	$(34,563)
Loss allocated to participating securities	92	64	—

Discontinued operations allocated to common shareholders	$(50,933)	$(13,710)	$(34,563)

Net (loss) income	$(41,286)	$212,884	$(52,951)
Loss (income ) allocated to participating securities	74	(994)	—

Net (loss) income allocated to common shareholders	$(41,212)	$211,890	$(52,951)

Weighted average basic common shares outstanding	108,923	102,658	100,860
Dilutive potential common shares	4,208	6,517	—

Weighted average diluted common shares outstanding	113,131	109,175	100,860

Income (loss) per common share from continuing operations	$0.09	$2.07	$(0.18)
Loss per common share from discontinued operations	(0.45)	(0.13)	(0.34)

Net earnings per common share	$(0.36)	$1.94	$(0.52)

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	December 31,
	2011	2010	2009
	(In thousands)
Stock options	1,754	1,219	7,933
Restricted stock	462	213	188
Warrants (1)	—	—	7,955
Convertible senior notes (1)	—	9,713	8,486

Total weighted average potential common shares excluded from diluted net earnings per share	2,216	11,145	24,562

(1)	See Note 7 for additional details.

Goodwill and Other Intangibles from Acquisitions

On October 1, 2011, the Company adopted Accounting Standards Update 2011-8, Intangibles – Goodwill and Other Topics (Topic 350) (“ASU 2011-8”). ASU 2011-8 allows the Company to first assess qualitative factors to determine whether events or circumstances lead to the determination that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The adoption of ASU 2011-8 did not have a material impact on our results of operations or financial position.

Goodwill is reviewed for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions require the Company to first assess qualitative factors to determine whether events or circumstances lead to the determination that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. In the first step of the two-step impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

Intangible assets with definite lives are amortized over their estimated useful life, generally three to eighteen years, and reviewed for impairment when events and circumstances indicate that the intangible asset might be impaired.

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

Research and Development

Expenditures for research and development are expensed as incurred. The Company had no capitalized research and development costs as of December 31, 2011 and 2010.

Advertising Expenses

The Company expenses all advertising costs as incurred and for its continuing operations classifies these costs under selling, general and administrative expense. Advertising expenses for the years ended December 31, 2011, 2010 and 2009, were $12.4 million, $13.0 million and $9.7 million, respectively.

(3) Financial Statement Details

Property and Equipment, Net (in thousands):

	December 31,
	2011	2010
Computer software and equipment	$107,366	$86,670
Leasehold improvements	18,553	18,123
Furniture and fixtures	6,235	5,602

	132,154	110,395
Less accumulated depreciation and amortization	(88,951)	(71,190)

Property and equipment, net	$43,203	$39,205

Depreciation expense for our continuing operations for the years ended December 31, 2011, 2010 and 2009 were $20.0 million, $18.8 million, and $18.4 million, respectively.

Accounts Payable and Accrued Expenses (in thousands):

	December 31,
	2011	2010
Accounts payable	$1,452	$3,462
Accrued compensation	34,249	30,149
Interest payable	4,665	5,854
Other accrued liabilities	66,671	35,047

Accounts payable and accrued expenses	$107,037	$74,512

Interest Income and Other, Net (in thousands):

	Year ended December 31,
	2011	2010	2009
Interest income	$2,775	$2,698	$3,232
Foreign currency (loss) gains	(205)	(640)	972
Other income (expense)	2,289	(288)	354

Interest income and other, net	$4,859	$1,770	$4,558

Allowance for Doubtful Accounts (in thousands):

Continuing Operations

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2011	$2,141	$731	$183	$2,689
2010	$3,127	$(545)	$441	$2,141
2009	$2,879	$687	$439	$3,127

(4) Acquisitions

2011 Acquisitions

Sonic Acquisition

On February 17, 2011, the Company acquired Sonic in a cash and stock transaction. Sonic was a leading developer of technologies, products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms. The Sonic acquisition enhances the Company’s offerings and facilitates the next step forward in its strategy of allowing consumers who have found content they are seeking using its guides, technologies and metadata, to enjoy that content in multiple environments from multiple sources on any device. The combination of the Company and Sonic also provides the opportunity for cost savings. The Company believes these factors support the amount of goodwill recorded in connection with the transaction.

The Company is accounting for the transaction under the acquisition method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805). The total purchase price for Sonic was approximately $763.1 million and was comprised of the following (in thousands, except share and per share amounts):

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

The Company’s purchase price allocation is as follows (in thousands, except lives):

	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents			$22,127
Short-term investments			2,254
Trade accounts receivable			27,020
Property and equipment			2,895
Goodwill			476,093
Identifiable intangible assets:
Developed technology	6	$105,900
Trademarks/tradenames	10	17,700
Customer relationships	6	146,400
Studio relationships and content library	4	9,700

Total identifiable intangible assets			279,700
Prepaid and other assets			15,755
Accounts payable and other liabilities			(51,118)
Deferred tax liabilities, net			(8,248)
Deferred revenue			(3,335)

Total purchase price			$763,143

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

Developed technology, trademarks/tradenames and studio relationships and content library will be amortized on a straight-line basis over their estimated useful lives. As the majority of the cash flows generated by the customer relationships occur in the first four years of the intangible assets’ estimated useful life, the customer relationship intangible assets are being amortized based on the proportion of the expected future cash flow generated by the assets in each year to the total future cash flow expected to be generated by the asset. Approximately $28.5 million of the acquired goodwill is expected to be deductible for tax purposes.

For the year ended December 31, 2011, the Company incurred approximately $2.3 million in transaction costs related to the Sonic acquisition. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statement of Operations. For the period from acquisition to December 31, 2011, the acquired Sonic operations that remain in continuing operations generated approximately $100.8 million of revenue. The Company has not disclosed the earnings of the acquired Sonic operations as it is impracticable since the Sonic operations have been integrated into the Company’s existing operations.

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

	Year ended December 31,
	2011	2010
Net revenue	$715,699	$638,757
Operating income (1)	$89,560	$44,092
Income (loss) from continuing operations, net of tax (1)(2)(3)	$(8,126)	$163,209
Basic earnings (loss) per share from continuing operations	$(0.07)	$1.50
Diluted earnings (loss) per share from continuing operations	$(0.07)	$1.41

(1)	Operating income for the year ended December 31, 2010, includes a $28.5 million charge related to costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar acquisition (See Note 16).
(2)	The Company’s historical results for the year ended December 31, 2010, included a $139.2 million income tax benefit, primarily related to entering into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement program confirming that the Company recognized an ordinary tax loss from the 2008 sale of its TV Guide Magazine business (See Note 14).

(3)	As a result of recording deferred tax liabilities related to its acquisition of Sonic, the Company determined that its deferred tax valuation allowance should be reduced by $22.2 million during the three months ended March 31, 2011. As the pro forma financial information assumes the acquisition of Sonic had occurred on January 1, 2010, and this deferred tax valuation allowance reduction is non-recurring in nature and is directly related to the transaction, the $22.2 million tax benefit has been removed from the pro forma financial information for the year ended December 31, 2011.

(5) Discontinued Operations and Assets Held for Sale

Roxio Consumer Software

During the fourth quarter of 2011, the Company made a determination that it would pursue selling its Roxio Consumer Software business (See Note 18). The Company has therefore reclassified the assets and liabilities to be assumed by the buyer to held for sale as of December 31, 2011, and recorded the operations and cash flows of the Roxio Consumer Software business as discontinued operations. In connection with moving the Roxio assets to held for sale the Company recorded a $40.6 million impairment to the goodwill and finite-lived intangible assets of the Roxio Consumer Software business to reduce the carrying value of the asset group to fair value less costs to sell. The fair value of the Roxio Consumer Software business was based upon the negiotiated selling price of the business (See Note 18).

Assets and Liabilities held for sale included the following as of December 31, 2011 (in thousands):

December 31, 2011
Trade accounts receivable, net	$7,076
Inventory, net	2,183
Prepaid expenses	960
Property and equipment, net	200
Intangible assets	9,925
Accrued liabilities	(1,700)
Deferred revenue	(3,745)

Total net assets held for sale	$14,899

Previous Software Business

In 2011 and 2010, the Company recorded $1.5 million and $11.7 million in expenses related to indemnification for intellectual property infringement claims relating to the Company’s previous software business, which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008.

Norpak

On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation (“Norpak”), which manufactured equipment for embedding data in a television signal for $11.8 million. The sales price was paid entirely out of cash on Norpak’s balance sheet. In connection with the sale, the Company recorded a $1.6 million loss on disposal.

TV Guide Network and TV Guide Online

On February 28, 2009, the Company sold its TV Guide Network and TV Guide Online business units for approximately $242 million in cash, of which $36.8 million was deposited in a 15-month escrow account as a source of recovery in the event the buyer had an indemnifiable claim. The $36.8 million that was in escrow was released to the Company in June of 2010.

TVG Network

On January 27, 2009, the Company sold its TVG Network business unit for approximately $50.7 million. Included in the net assets sold was $11.9 million in cash.

All Discontinued Operations

The results of operations of the Company’s discontinued operations consist of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenue:
TV Guide Network / TV Guide Online	$—	$—	$20,319
TVG Network	—	—	2,616
Norpak	—	2,600	3,461
Roxio Consumer Software	52,566	—	—
Pre-tax (loss) income:
Previous Software	$(1,496)	$(11,732)	$—
TV Guide Network / TV Guide Online	—	—	1,825
TVG Network	—	—	(694)
Norpak	—	(617)	(317)
Roxio Consumer Software	(49,529)	—	—
Pre-tax loss on disposal of business units	—	(1,632)	(3,661)
Income tax benefit (expense)	—	207	(31,716)

Loss from discontinued operations, net of tax	$(51,025)	$(13,774)	$(34,563)

(6) Goodwill and Other Intangible Assets

The Company assesses its goodwill for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determines the fair value of its reporting unit using a discounted cash flow approach and / or a market approach and compares it to the carrying amount of the reporting unit at the date of the impairment analysis. After the disposition of the Media Properties, the Company only has one reporting unit and therefore the Company’s publicly traded equity is a key input in determining the fair value of this reporting unit. When the Company conducted its annual impairment analysis in 2011, its fair value exceeded its GAAP equity by approximately $3.0 billion. In connection with classifiying the Roxio Consumer Software business to held for sale the Company conducted an additional goodwill impairment analysis as of December 31, 2011. As of December 31, 2011 the Company’s fair value exceeded its GAAP equity by approximately $1.0 billion. A significant decline in the value of the Company’s publicly traded equity and /or a significant decrease in the Company’s future business prospects could require the Company to record a goodwill and / or intangible asset impairment charge in the future. The Company did not record any goodwill impairment charges to its continuing operations for any of the periods presented.

Goodwill information is as follows for continuing operations (in thousands):

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation	Reclassified to Assets Held for Sale	Balance at End of Period
2011	$857,216	$510,998	$(307)	$(3,762)	$1,364,145
2010	$854,065	$2,853	$298	$—	$857,216
2009	$828,185	$22,256	$3,624	$—	$854,065

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

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Gross Costs	Accumulated Amortization	Net
Developed technology and patents	$895,420	$(267,913)	$627,507
Existing contracts and customer relationships	167,524	(34,426)	133,098
Content databases	63,687	(24,790)	38,897
Trademarks / Tradenames	25,300	(9,753)	15,547

	$1,151,931	$(336,882)	$815,049

	December 31, 2010
	Gross Costs	Accumulated Amortization	Net
Developed technology and patents	$828,923	$(197,540)	$631,383
Existing contracts and customer relationships	47,634	(15,737)	31,897
Content databases	51,674	(15,849)	35,825
Trademarks / Tradenames	8,300	(5,020)	3,280

	$936,531	$(234,146)	$702,385

The following table summarizes the Company’s estimated amortization expense through the year 2016 and thereafter (in thousands):

Year ending December 31,	Amortization Expense
2012	$109,054
2013	100,817
2014	94,366
2015	86,697
2016	84,692
Thereafter	339,423

Total amortization expense	$815,049

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

In accordance with ASC Topic 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company has separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. The debt discount is being amortized through February 2015, which represents the first date the 2040 Convertible notes can be called by the Company or put to the Company by the noteholders. During the year ended December 31, 2011, the Company repurchased a total of $169.0 million in par value of the 2040 Convertible Notes for $203.2 million. The Company allocated $147.4 million of the purchase price to the liability component, and the remaining $55.8 million to the equity component of the 2040 Convertible Notes. In connection with the repurchase, the Company recorded a $8.3 million loss on debt redemption during the year December 31, 2011.

As of December 31, 2011 and 2010, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $460 million, respectively. As of December 31, 2011 and 2010, the unamortized discount on the 2040 Convertible Notes was $40.7 million and $81.9 million, respectively, resulting in a carrying amount of $250.3 million and $378.1 million, respectively. During the year ended December 31, 2011 and 2010, the Company recorded $14.4 million and $12.9 million of interest expense for the 2040 Convertible Notes related to the amortization of the discount.

Convertible Senior Notes Due 2011

In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par. During the year ended December 31, 2011, the Company repurchased a total of $106.3 million in par value of the 2011 Convertible Notes for $221.1 million. The Company allocated $106.8 million of the purchase price to the liability component and the remaining $114.3 million to the equity component of the 2011 Convertible Notes. In connection with the repurchases, the Company recorded $3.2 million in losses on debt redemption during the year ended December 31, 2011. During the year ended December 31, 2010, the Company repurchased a total of $105.0 million in par value of the 2011 Convertible Notes for $160.1 million. In addition, during 2010 noteholders also elected to convert 2011 Convertible Notes with a par value of $0.3 million. The Company allocated $99.9 million of the purchase price and conversion value to the liability component and the remaining $56.7 million to the equity component of the 2011 Convertible Notes. In connection with the repurchases and conversions, the Company recorded a $4.5 million loss on debt redemption during the year ended December 31, 2010. In August 2011, the remaining 2011 Convertible Notes with a par value of $28.4 million were converted by the noteholders. In connection with the conversion, the Company issued 0.5 million shares of its common stock and paid $28.4 million in cash to the noteholders.

In accordance with ASC 470, the Company separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. As of December 31, 2010, the principal amount of the Company’s 2011 Convertible Notes was $134.7 million. As of December 31, 2010, the unamortized discount on the 2011 Convertible Notes was $3.9 million, resulting in a carrying amount of $130.8 million. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $1.5 million, $7.9 million and $9.4 million, respectively, of interest expense for the 2011 Convertible Notes related to the amortization of the discount.

Concurrently with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company had options to purchase up to 7.96 million shares of the Company’s common stock at a price of approximately $28.28 per share. In connection with the repurchase of a portion of the 2011 Convertible Notes during the year ended December 31, 2011, the Company unwound a portion of the convertible bond call option, and in the process, received $85.6 million in cash and 0.2 million shares of its common stock with a fair value of $10.0 million. In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a portion of the convertible bond call option and in the process received $29.0 million. These payments and the fair value of the common stock received have been recorded as an increase to additional paid-in-capital and the common stock received has been recorded as treasury stock. In August 2011, the Company exercised the remaining convertible bond call options and received a net share settlement of 0.8 million shares of its common stock.

In addition, concurrent with the issuance of 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. In connection with the repurchase of a portion of the 2011 Convertible Notes during the year ended December 31, 2011, the Company unwound a portion of the warrants for $81.9 million in cash. In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a portion of the warrants for $23.2 million in cash. These payments have been recorded as a decrease to additional paid-in-capital. During the year ended December 31, 2011, the Company issued 0.3 million shares of its common stock in connection with the exercise of a portion of the warrants. As of December 31, 2011, warrants to purchase up to 0.1 million shares of the Company’s common stock under the terms described above remain outstanding.

Senior Secured Term Loan

On February 7, 2011, two of the Company’s subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc., jointly borrowed $750 million under a senior secured credit facility consisting of a 5-year $450 million term loan

(“Term Loan A”) and a 7-year $300 million term loan (“Term Loan B”). Both term loans are guaranteed by Rovi Corporation and certain of its domestic and foreign subsidiaries, and are secured by substantially all of the Company’s assets. Term Loan A requires annual amortization payments and matures on February 7, 2016 and Term Loan B requires quarterly amortization payments and matures on February 7, 2018. Term Loan A bears interest, at the Company’s election, at either prime rate plus 1.5% per annum or 3 month LIBOR plus 2.5% per annum and was issued at a discount of $2.8 million to par value. Term Loan B bears interest, at the Company’s election, at either prime plus 2.0% per annum or 3 month LIBOR plus 3.0% per annum, with a LIBOR floor of 1.0% and was issued at a $0.8 million discount to par value. The senior secured credit facility includes financial performance covenants (a maximum total leverage ratio and a minimum interest coverage ratio), provisions for optional and mandatory repayments (an annual excess cash flow payment and payments due upon sale of assets, among others), restrictions on the issuance of new indebtedness, restrictions on certain payments (repurchases of Company stock and dividends payments, among others) and other representations, warranties and covenants which are customary for a secured credit facility. As of December 31, 2011, the Term Loan A and Term Loan B carrying values were $447.7 million and $297.1 million, net of discount, respectively. The Company incurred $13.5 million in debt issuance costs related to Term Loan A and Term Loan B, which are being amortized to interest expense using the effective interest method.

Debt Repurchase Program

In December 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its convertible notes. During the year ended December 31, 2010, the Company paid $160.1 million to repurchase a portion of the 2011 Convertible notes. In February 2011, the Company’s Board of Directors replaced the December 2010 authorization with a new repurchase authorization of up to $300.0 million of debt outstanding. In May 2011, the Company’s Board of Directors replaced the February 2011 authorization with a new repurchase authorization of up to $300.0 million of debt outstanding. During the year ended December 31, 2011, the Company paid $424.4 million to repurchase debt under its debt repurchase program, of which $89.9 million was repurchased under the May 2011 authorization with the remainder being repurchased under prior authorization. As of December 31, 2011, the Company has $210.1 million remaining under its existing debt repurchase authorization.

2008 Senior Secured Term Loan

In connection with the Gemstar acquisition, the Company borrowed $550.0 million under a five year senior secured term loan credit facility (the “2008 Term Loan”). During the first quarter of 2010, the Company paid $207.2 million to pay off and retire the remaining balance of the 2008 Term Loan. In connection with retiring the 2008 Term Loan, the Company recorded a $12.3 million loss on debt redemption, primarily due to writing off the remaining note issuance costs.

The aggregate amount of debt payments due in each of the next five years and thereafter is as follows (in thousands):

2012	$25,500
2013	25,500
2014	48,000
2015 (1)	338,990
2016	318,000
Thereafter	282,750

Total	$1,038,740

(1)	The 2040 Convertible Notes have been included in the above table based on the first put / call date which is February 2015 (see above for additional information)

(8) Investments

The following is a summary of cash, available-for-sale and other investment securities (in thousands) as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,766	$—	$—	$50,766
Cash equivalents - Money markets	86,014	—	—	86,014

Total cash and cash equivalents	$136,780	$—	$—	$136,780

Available-for-sale investments:
Auction rate securities	$15,700	—	$(1,386)	$14,314
Corporate debt securities	158,729	117	(206)	158,640
Foreign government obligations	37,764	17	(24)	37,757
U.S. Treasury/Agencies	137,940	80	(31)	137,989

Total available-for-sale investments	$350,133	$214	$(1,647)	$348,700

Total cash, cash equivalents and investments				$485,480

The following is a summary of cash, available-for-sale and other investment securities (in thousands) as of December 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$45,700	$—	$—	$45,700
Cash equivalents - Money markets	154,495	—	—	154,495

Total cash and cash equivalents	$200,195	$—	$—	$200,195

Available-for-sale investments:
Auction rate securities	$16,800	$—	$(1,801)	$14,999
Corporate debt securities	186,218	263	(191)	186,290
Foreign government obligations	11,792	10	(52)	11,750
U.S. Treasury/Agencies	283,073	166	(306)	282,933

Total available-for-sale investments	$497,883	$439	$(2,350)	$495,972

Total cash, cash equivalents and investments				$696,167

As of December 31, 2011, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$283,433
Due in 1-2 years	50,953
Due in 2-3 years	—
Due in greater than 3 years	14,314

Total	$348,700

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Auction rate securities	$—	$—	$14,314	($1,386)	$14,314	($1,386)
Corporate securities	86,111	(206)	—	—	86,111	(206)
Foreign government obligations	21,139	(24)	—	—	21,139	(24)
U.S. Treasuries / Agencies	19,514	(18)	3,409	(13)	22,923	(31)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Auction rate securities	$—	$—	$14,999	$(1,801)	$14,999	$(1,801)
Corporate securities	89,170	(191)	—	—	89,170	(191)
Foreign government obligations	10,483	(52)	—	—	10,483	(52)
U.S. Treasuries / Agencies	127,990	(306)	—	—	127,990	(306)

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at December 31, 2011 is comprised solely of AAA rated investments, in federally insured student loans and municipal and educational authority bonds. Due to the Company’s belief that the market for such securities may take in excess of twelve months to fully recover and because the Company has the ability and intent to hold these investments until the market recovers, the Company has classified these investments as long-term marketable securities on the Consolidated Balance Sheet at December 31, 2011. The Company continues to earn interest on all of its auction rate security instruments.

During 2010, the Company sold a strategic investment and realized a gain of $5.9 million.

(9) Interest Rate Swaps and Caps

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

In October 2011, the Company entered into additional swaps with a notional amount of $300.0 million. These swaps have an effective date of June 2013, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.81% for the three month settlement period ending September 2013, to 2.65% for the final settlement period ending in January 2016 and receives a floating rate of three month USD-LIBOR-BBA. These swaps expire in January 2016. The Company entered into these swaps to effectively fix the interest rate beginning in June 2013 on a portion of its Senior Secured Term Loan.

The Company has not designated any of its interest rate swaps or caps as hedges. The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Consolidated Statements of Operations. During the years ended December 31, 2011 and 2010, the Company recorded a loss of $4.3 million and a gain of $34.2 million, respectively, for the change in the fair value of its interest rate swaps and caps and the semi-annual interest settlements. For information on the fair value of the Company’s interest rate swaps and caps see Note 10.

(10) Fair Value

In accordance with ASC Topic 820, the Company uses three levels of inputs to measure fair value:

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period.

As of December 31, 2011, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$86,014	$86,014
Corporate debt securities (2)	150,458		150,458
Foreign government obligations (2)	19,757		19,757
U.S. Treasuries / Agencies (2)	113,218		113,218

Non-Current Assets
Auction rate securities (3)	14,314			14,314
Corporate debt securities (3)	8,182		8,182
Foreign government obligations (3)	18,000		18,000
U.S. Treasuries / Agencies (3)	24,771		24,771
Interest rate swaps and caps (4)	16,433		16,433

Total assets	$451,147	$86,014	$350,819	$14,314

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet.
(2)	Included in short-term investments on the Consolidated Balance Sheet and classified as available-for-sale securities.
(3)	Included in long-term marketable investment securities on the Consolidated Balance Sheet and classified as available-for-sale securities.
(4)	Included in other assets on the Consolidated Balance Sheet. As of December 31, 2011, the fair value of the Company’s interest rate swaps and caps in an asset position was $29.8 million and the fair value in a liability position was $13.4 million. These amounts have been recorded on a net basis on the Company’s balance sheet.

As of December 31, 2010, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$154,495	$154,495	—	—
Corporate debt securities (2)	106,950	—	106,950	—
U.S. agency debt securities (2)	188,170	—	188,170	—

Non-Current Assets
Auction rate securities (3)	14,999	—	—	14,999
Corporate debt securities (3)	79,340	—	79,340	—
Foreign government obligations (3)	11,750	—	11,750	—
U.S. agency debt securities (3)	94,763	—	94,763	—
Interest rate swaps and caps (4)	33,159	—	33,159	—

Total assets	$683,626	$154,495	$514,132	$14,999

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet.
(2)	Included in short-term investments on the Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable investment securities on the Consolidated Balance Sheet and classified available-for-sale securities.
(4)	Included in other assets on the Consolidated Balance Sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities and ARS Put Option (in thousands):

	Year ended December 31,
	2011	2010	2009
Balance at beginning of period	$14,999	$73,004	$76,717
Acquired ARS-Sonic Solution Acquisition	3,002	—	—
Gain on ARS classified as trading and recorded in other income	—	5,773	4,597
Unrealized gain included in accumulated other comprehensive income	622	20	936
Realized gain on settlement	51	—	—
ARS Put Option loss recorded in other income	—	(5,773)	(4,596)
Settlements	(4,360)	(58,025)	(4,650)

Balance at end of period	$14,314	$14,999	$73,004

The following inputs were used to determine the fair value of the Company’s outstanding debt at December 31, 2011 (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A	$447,740	$446,625
Term Loan B	297,088	$296,261
2040 Convertible Notes (1)	250,270	$290,321

	$995,098

(1)	The par value of the 2040 Convertible Notes is $291.0 million as of December 31, 2011. See Note 7 for additional details.

(11) Restructuring and Asset Impairment Charges

Sonic Acquisition Restructuring Plan

In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. These restructuring actions occurred throughout 2011 and resulted in a restructuring charge of $8.1 million which included $4.4 million for employee severance, $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options, $1.4 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.3 million in asset impairment charges. Of the total restructuring charge of $8.1 million, $7.3 million related to our continuing operations and $0.8 million related to discontinued operations. As of December 31, 2011, $0.5 million of costs related to the abandoned office space and $0.5 million of severance costs remain unpaid.

BD+

On July 1, 2011, the Company sold its BD+ technology assets for up to $25.0 million based on the achievement of certain milestones, with $2.0 million paid initially. During the year ended December 31, 2011, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets. This impairment charge is recorded in restructuring and asset impairment charges on the Consolidated Statement of Operations. During the year ended December 31, 2011 and 2010, the Company recorded $1.8 million and $2.7 million, respectively, in BD+ revenue.

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

Q109 Restructuring Plan

In conjunction with the disposition of the Media Properties, the Company’s management approved several actions resulting in a restructuring and asset impairment charge of $8.4 million. This was done to create cost efficiencies for the Company now that it no longer supports the Media Properties. These charges included $1.3 million in severance, a $2.9 million liability for the fair value of future lease payments on abandoned office space and $4.2 million in non–cash asset impairment charges related to the abandoned office space. The Company paid all of the employee severance costs in 2009. As of December 31, 2011, the liability for future lease payments related to the abandoned office space was $1.0 million.

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

Stock Options Plans

The Company grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and, effective February 17, 2011, the 2004 Sonic Plan.

As of December 31, 2011, the Company had a total of 31.8 million shares reserved and 10.1 million shares available for issuance under the 2008 Plan, 2000 Plan and 2004 Sonic Plan.

These equity plans provide for the grant of stock options, restricted stock awards, restricted stock units and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the periods ended December 31, 2011, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the periods ended December 31, 2011, have a contractual term of seven years.

Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of December 31, 2011, the number of restricted stock awards outstanding and unvested was 2.2 million. As of December 31, 2011, the number of restricted stock units outstanding and unvested was 0.1 million.

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

As of December 31, 2011, the Company had reserved, and available for future issuance, 5.3 million shares of common stock under the ESPP.

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

	Year ended December 31,
	2011	2010	2009
Option Plans:
Dividends	None	None	None
Expected term	4.6 years	4.5 years	4.5 years
Risk free interest rate	1.6%	2.0%	2.0%
Volatility rate	44%	39%	44%

ESPP Plan:
Dividends	None	None	None
Expected term	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.3%	0.4%	0.7%
Volatility rate	40%	35%	49%

The weighted average fair values of equity-based awards are as follows:

	Year ended December 31,
	2011	2010	2009
Weighted average fair value:
Option grants	$20.34	$13.27	$8.57
Restricted stock awards	$51.23	$43.57	$26.95
Employee purchase share rights	$14.97	$9.92	$6.82

In conjunction with the Sonic acquisition, the Company assumed 0.9 million shares of converted options and restricted stock units. The assumed options and restricted stock units continue to have, and be subject to, the same terms and conditions related to the applicable stock option or restricted stock unit immediately prior to the effective date of the acquisition. Since the Company did not have sufficient data for the assumed options, the simplified method was used to calculate expected term. The assumptions used to value the assumed and converted Sonic options are as follows:

Dividends	None
Expected term	5.8 years
Risk free interest rate	2.6%
Volatility rate	39%

The weighted average fair value of assumed and converted Sonic options was $39.50 per share.

As of December 31, 2011, there was $120.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees in our continuing operations. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.5 years.

Activity under the Company’s stock option plans is as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	8,133,235	$17.05
Granted	2,180,098	$22.52
Canceled	(1,203,269)	$18.65
Exercised	(1,563,001)	$17.59

Outstanding at December 31, 2009	7,547,063	$18.27
Granted	1,963,304	$37.94
Canceled	(536,265)	$22.46
Exercised	(4,042,549)	$18.27

Outstanding at December 31, 2010	4,931,553	$25.64
Assumed options from Sonic acquisition	899,873	$36.11
Granted	1,786,296	$52.81
Canceled	(834,187)	$43.01
Exercised	(1,996,022)	$20.95

Outstanding at December 31, 2011	4,787,513	$36.67	5.4	$11,137

Vested and expected to vest at December 31, 2011	3,774,043	$36.35	5.3	$9,413

Exercisable at December 31, 2011	1,362,686	$28.93	4.3	$6,275

The total intrinsic value of options exercised, during the years ended December 31, 2011, 2010, and 2009 was $66.5 million, $99.4 million, and $16.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Activity related to the Company’s restricted awards is as follows:

	Shares	Weighted- average Grant-Date Fair Value	Aggregate Fair Value (1) (in thousands)
Outstanding at December 31, 2008	809,210	$21.77
Granted	717,055	$26.95
Vested	(281,046)	$22.04	$6,842
Forfeited	(15,619)	$24.10

Outstanding at December 31, 2009	1,229,600	$24.70
Granted	700,630	$43.57
Vested	(460,371)	$24.87	$18,592
Forfeited	(61,015)	$26.01

Outstanding at December 31, 2010	1,408,844	$33.97
Granted	1,436,774	$51.23
Vested	(503,328)	$30.52	$25,394
Forfeited	(168,197)	$44.76

Outstanding at December 31, 2011	2,174,093	$45.34

(1)	Represents the fair value of the restricted award on the day the award vested.

The Company recorded $62.3 million, $34.3 million and $22.3 million in stock compensation expense from continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively.

(13) Stock Repurchase Program

In December 2010, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of the Company’s common stock. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of the Company’s common stock. This November 2011 $400.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the year ended December 31, 2011, the Company repurchased 6.8 million shares of its common stock for $337.6 million of which $312.6 million was repurchased under the December 2010 authorization and $25.0 million was repurchased under the November 2011 authorization. As of December 31, 2011 the Company had $375.0 million remaining under its existing stock repurchase authorization.

In February 2010, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of common stock in connection with the offering of the 2040 Convertible Notes as well as up to an additional $200.0 million of its common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. This $200.0 million authorization included any amounts which were outstanding under previously authorized stock repurchase programs. In connection with the 2040 Convertible Note offering, the Company repurchased 3.0 million shares of its common stock for $109.9 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

(14) Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic income	$12,569	$73,845	$(47,780)
Foreign income	5,988	13,600	27,971

Income (loss) from continuing operations before income taxes	$18,557	$87,445	$(19,809)

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(1,415)	$(134,132)	$3,983
State	3,028	(15,881)	4,609
Foreign	17,882	13,006	11,058

Total current expense (benefit)	$19,495	$(137,007)	$19,650

Deferred:
Federal	(9,378)	14,184	(17,471)
State	(1,299)	(16,390)	(3,600)

Total deferred tax (benefit) expense	(10,677)	(2,206)	(21,071)

Total tax expense (benefit) from continuing operations	$8,818	$(139,213)	$(1,421)

Total tax (benefit) expense from discontinued operations	$—	$(207)	$31,716

Income tax expense for the years ended December 31, 2011, 2010, and 2009 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Federal tax statutory rate	$6,495	$30,606	$(7,044)
State taxes, net of federal benefit	(423)	(9,371)	(3,483)
Tax credits	(3,269)	—	(213)
Foreign tax rate differential	1,648	1,622	(3,539)
Change in uncertain tax positions	1,163	(17,295)	4,813
Compensation expense	1,755	3,620	4,842
PFA Settlement	—	(458,353)	—
Change in valuation allowance	1,768	320,264	—
Others	(319)	(10,306)	3,203

Total tax expense (benefit)	$8,818	$(139,213)	$(1,421)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accruals, reserves and others	$20,556	$13,323
Impairment losses on investments	8,043	8,163
Equity-based compensation	15,278	5,286
Deferred revenue	3,456	4,164
Credits	82,837	45,575
Others	28,058	9,050
Net operating loss carryforwards	480,297	475,603

Gross deferred tax assets	638,525	561,164
Valuation allowance	(345,396)	(322,548)

Total deferred tax assets	293,129	238,616
Deferred tax liabilities:
Intangible assets	(268,650)	(202,141)
Debt amortization	(14,378)	(29,611)
Others	(14,216)	(17,710)

Total deferred tax liabilities	(297,244)	(249,462)

Net deferred tax liabilities	$(4,115)	$(10,846)

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

At December 31, 2011, the Company reviewed the determination made at March 31, 2010 that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at December 31, 2011.

During the second quarter of 2010, the Company received $128.5 million from the Internal Revenue Service resulting from loss carryback claims for taxes paid by Rovi group members during the years 2003 – 2008.

As of December 31, 2011, the Company had federal tax loss carryforwards of approximately $1,547.0 million, of which $175.1 million related to stock option deductions and are not included in deferred tax assets. The federal loss carryforwards will expire from 2020 through 2030. The Company has state net operating loss carryforwards of approximately $87.1 million as of December 31, 2011. The state loss carryforwards will expire from 2021 through 2031.

The Company has federal research and development and foreign tax credits available to reduce future income tax expense of approximately $23.0 million and $59.8 million, respectively. The federal research credits will expire from 2024 through 2030 and the foreign tax credits will expire from 2014 through 2021.

Utilization of state and federal net operating loss and credit carryforwards may be subject to limitations due to ownership changes.

The Company recognizes a liability for uncertain tax positions. The gross tax-affected unrecognized tax benefits which, if recognized, would affect the Company’s tax rate were $129.2 million and $48.5 million as of December 31, 2011 and 2010. The Company recorded interest related to unrecognized tax benefits of approximately $1.2 million, $1.0 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and released interest and penalties of $4.0 million and $18.5 million for settlements and statute closures for the years ended December 31, 2011 and 2010, respectively. Total accrued interest and penalties was $3.2 million and $6.0 million at December 31, 2011 and 2010. Interest and penalties are classified in income tax expense. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is (in thousands):

	December 31,
	2011	2010
Balance as of January 1	$50,593	$634,020
Additions from acquired companies	6,659	—
Additions for tax positions related to the current year	73,777	188
Additions for tax provisions of prior years	1,666	2,644
Reductions for audit settlements	—	(576,883)
Reductions for statute of limitations closures	(1,285)	(9,376)

Balance as of December 31	$131,410	$50,593

The reduction for audit settlements in 2010 is a result of entering into the closing agreement with the Internal Revenue Service described above. We do not expect a material change in the next twelve months to the ending balance.

The Company has not provided U.S. Federal or state taxes on approximately $124.9 million of undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be permanently reinvested outside the U.S.

The Company conducts business globally and as a result files U.S. federal, state and foreign income tax returns in various jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2008.

(15) Geographic Information

Information on Revenue from Continuing Operations by Geographic Areas:

	Year ended December 31,
	2011	2010	2009
United States	$349,375	$262,236	$239,389
International	341,435	279,254	241,061

Total Revenue	$690,810	$541,490	$480,450

Information on Long Lived Assets by Geographic Areas:

	December 31,
	2011	2010
United States
Property and Equipment, net	$39,967	$36,271
Goodwill, net	1,336,186	836,928
Intangibles, net	811,888	691,404

Total United States	2,188,041	1,564,603

International
Property and Equipment, net	3,236	2,934
Goodwill, net	27,959	20,288
Intangibles, net	3,161	10,981

Total International	34,356	34,203

Total Long Lived Assets	$2,222,397	$1,598,806

(16) Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2019. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in 2017. The Company also leases office space in Ann Arbor, Bedford, Burbank, New York, Radnor, San Diego, San Francisco, Tulsa, the United Kingdom, Luxembourg, China, Japan and other locations, with various expiration dates through 2019. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.

Future minimum lease payments pursuant to these leases as of December 31, 2011 were as follows (in thousands):

Operating Leases
2012	$23,499
2013	20,711
2014	15,168
2015	12,775
2016	7,333
Thereafter	8,644

Total minimum lease payments	$88,130
Less sublease revenues	(22,072)

Net future minimum lease payments	$66,058

Rent expense from continuing operations was $16.9 million, $13.5 million, and $17.2 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Sonic Acquisition Litigation

Vassil Vassilev v. Sonic Solutions, et al., Matthew Barnes v. Habinger [sic] et al., Diana Willis v. Sonic Solutions, et al., Mark Chropufka v. Sonic Solutions, et al. and Joann Thompson v. Sonic Solutions, et al., filed in California Superior Court for the County of Marin. On January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic Solutions, the members of its board of directors, the Company and Sparta Acquisition Sub, arising out of the proposed transaction between the Company and Sonic. On January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew Barnes v. Habinger [sic] et al., Mark Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al., respectively (the “Lawsuits”). The Lawsuits allege that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process. The Lawsuits allege that the Company and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties. In January 2011, the above actions were consolidated and an amended consolidated complaint was filed adding allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by Sonic on January 14, 2011 and seeking to enjoin the acquisition of Sonic by the Company, to rescind the transaction in the event it is consummated, to impose a constructive trust, and monetary damages, fees and costs in an unspecified amount.

On January 25, 2011, another substantially similar putative class action lawsuit was filed in the same court against the same defendants, entitled Joann Thompson v. Sonic Solutions, et al. On January 28, 2011, the parties to the consolidated action reached an agreement in principle to settle. The proposed settlement, which is subject to court approval following notice to the class and a hearing, disposes of all causes of action asserted in the consolidated action and in Thompson v. Sonic Solutions, et. al. on behalf of all class members who do not elect to opt out of the settlement. Class members who elect to opt out, if any, may continue to pursue causes of action against the defendants. On November 29, 2011, the plaintiff in the Thompson action filed a voluntary request for dismissal, which the court granted on the same date. The court granted final approval of the settlement in February 2012.

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position or results of operations. At this time, management has not reached a determination that the matters listed above or any other litigation, individually or in the aggregate, are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

(17) Quarterly Consolidated Financial Data (Unaudited)

	Quarter
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
2011 (1)
Revenues	$152,741	$178,976	$181,889	$177,204	$690,810
Income (loss) from continuing operations, net of taxes (2)	$18,206	$(6,939)	$5,469	$(6,997)	$9,739
Discontinued operations, net of tax	$(1,171)	$(3,789)	$(3,716)	$(42,349)	$(51,025)
Net (loss) income (2)	$17,035	$(10,728)	$1,753	$(49,346)	$(41,286)
Basic income (loss) per share from continuing operations	$0.17	$(0.06)	$0.05	$(0.07)	$0.09
Basic loss per share from discontinued operations	(0.01)	(0.04)	(0.03)	(0.39)	(0.47)

Basic net earnings per share	$0.16	$(0.10)	$0.02	$(0.46)	$(0.38)

Diluted income (loss) per share from continuing operations	$0.16	$(0.06)	$0.05	$(0.07)	$0.09
Diluted loss per share from discontinued operations	(0.01)	(0.04)	(0.03)	(0.39)	(0.45)

Diluted net earnings per share	$0.15	$(0.10)	$0.02	$(0.46)	$(0.36)

2010
Revenues	$129,370	$133,908	$138,028	$140,184	$541,490
Income (loss) from continuing operations, net of taxes (3)	$79,734	$41,270	$37,624	$68,030	$226,658
Discontinued operations, net of tax	$(11,639)	$(84)	$(1,206)	$(845)	$(13,774)
Net (loss) income (3)	$68,095	$41,186	$36,418	$67,185	$212,884
Basic income (loss) per share from continuing operations	$0.77	$0.41	$0.36	$0.65	$2.20
Basic loss per share from discontinued operations	(0.11)	0.00	(0.01)	(0.01)	(0.14)

Basic net earnings per share	$0.66	$0.41	$0.35	$0.64	$2.06

Diluted income (loss) per share from continuing operations	$0.75	$0.39	$0.34	$0.60	$2.07
Diluted loss per share from discontinued operations	(0.11)	0.00	(0.01)	(0.01)	(0.13)

Diluted net earnings per share	$0.64	$0.39	$0.33	$0.59	$1.94

(1)	Amounts for 2011 have been reclassified to reflect the Roxio Consumer Software business as discontinued operations.
(2)	During the first quarter of 2011, the Company recorded a $14.4 million income tax benefit from continuing operations including a discrete benefit from the reduction in the Company’s deferred tax asset valuation allowance resulting from the Company’s acquisitions of Sonic and SideReel (See Note 14). During the second quarter of 2011, the Company recorded a $13.5 million impairment charge related to its former BD+ technology intangible assets (See Note 11).
(3)	During the first quarter of 2010, the Company recorded a $108.5 million income tax benefit from continuing operations primarily due to entering into a closing agreement with the Internal Revenue Service through its PFA program confirming that the Company recognized an ordinary tax loss from the 2008 sale of its TV Guide Magazine business (See Note 14). During the fourth quarter of 2010, the Company released $17.3 million of tax contingency reserves (See Note 14).

(18) Subsequent Events

On February 1, 2012, the Company sold the assets of its Roxio Consumer Software business for approximately $15 million.