Form 10-Q
period 2012-03-31
Rovi Corp
filed 2012-05-03
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 000-53413
_____________________________________________________________
Rovi Corporation
(Exact name of registrant as specified in its charter)
_____________________________________________________________

Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 De La Cruz Boulevard, Santa Clara, CA	95050
(Address of principal executive offices)	(Zip Code)
(408) 562-8400
(Registrant’s telephone number, including area code)
 _____________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2012
Common stock, $0.001 par value	110,974,346

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$643,961	$136,780
Short-term investments	262,862	283,433
Trade accounts receivable, net	145,486	126,752
Taxes receivable	3,209	2,976
Deferred tax assets, net	38,195	32,152
Prepaid expenses and other current assets	30,086	15,056
Assets held for sale	—	20,344
Total current assets	1,123,799	617,493
Long-term marketable investment securities	66,164	65,267
Property and equipment, net	44,005	43,203
Finite-lived intangible assets, net	787,416	815,049
Other assets	37,606	41,610
Goodwill	1,363,985	1,364,145
Total assets	$3,422,975	$2,946,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,945	$107,037
Deferred revenue	14,913	16,460
Current portion of long-term debt	39,100	25,500
Liabilities held for sale	—	5,445
Total current liabilities	144,958	154,442
Taxes payable, less current portion	68,279	63,980
Long-term debt, less current portion	1,435,542	969,598
Deferred revenue, less current portion	3,108	4,041
Long-term deferred tax liabilities, net	43,862	36,267
Other non current liabilities	23,165	25,687
Total liabilities	1,718,914	1,254,015
Stockholders’ equity:
Common stock	124	123
Treasury stock	(494,488)	(482,479)
Additional paid-in capital	2,143,084	2,114,402
Accumulated other comprehensive loss	(1,069)	(313)
Retained earnings	56,410	61,019
Total stockholders’ equity	1,704,061	1,692,752
Total liabilities and stockholders’ equity	$3,422,975	$2,946,767

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$174,991	$152,741
Costs and expenses:
Cost of revenues	29,787	22,736
Research and development	44,451	31,182
Selling, general and administrative	43,560	44,257
Depreciation	5,398	4,659
Amortization of intangible assets	27,599	24,024
Restructuring and asset impairment charges	1,372	2,082
Total costs and expenses	152,167	128,940
Operating income from continuing operations	22,824	23,801
Interest expense	(12,148)	(12,986)
Interest income and other, net	1,610	1,984
Debt modification expense	(4,464)	—
(Loss) gain on interest rate swaps and caps, net	(104)	85
Loss on debt redemption	(1,758)	(9,070)
Income from continuing operations before income taxes	5,960	3,814
Income tax expense (benefit)	4,572	(14,392)
Income from continuing operations, net of tax	1,388	18,206
Discontinued operations, net of tax	(5,997)	(1,171)
Net (loss) income	$(4,609)	$17,035
Basic earnings per share:
Basic earnings per share from continuing operations	$0.01	$0.17
Basic loss per share from discontinued operations	(0.05)	(0.01)
Basic net (loss) income per share	$(0.04)	$0.16
Shares used in computing basic net earnings per share	107,532	108,339
Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.01	$0.16
Diluted loss per share from discontinued operations	(0.05)	(0.01)
Diluted net (loss) income per share	$(0.04)	$0.15
Shares used in computing diluted net earnings per share	108,269	116,434

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(4,609)	$17,035
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(665)	(138)
Unrealized (losses) gains on investments, net	(91)	74
Other comprehensive loss	(756)	(64)
Comprehensive (loss) income	$(5,365)	$16,971

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(4,609)	$17,035
Adjustments to reconcile net (loss) income to net cash provided by operations:
Loss from discontinued operations, net of tax	5,997	1,171
Change in fair value of interest rate swaps and caps, net of premium	5,129	6,264
Depreciation	5,398	4,659
Amortization of intangible assets	27,599	24,024
Debt modification expense	4,464	—
Amortization of note issuance costs and convertible note discount	3,797	5,830
Equity-based compensation	18,174	12,272
Loss on debt redemption	1,758	9,070
Deferred taxes	(4,451)	(23,689)
Other, net	1,603	1,465
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(18,734)	3,445
Deferred revenue	(2,480)	(161)
Prepaid expenses, other current assets and other assets	(10,446)	316
Income taxes	4,066	4,945
Accounts payable, accrued expenses, and other long-term liabilities	(12,183)	(20,675)
Net cash provided by operating activities of continuing operations	25,082	45,971
Net cash (used in) provided by operating activities of discontinued operations	(9,354)	2,361
Net cash provided by operating activities	15,728	48,332
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(93,300)	(90,813)
Sales or maturities of long and short-term marketable investments	111,461	171,754
Proceeds from sale of business	13,500	—
Purchases of property and equipment	(6,310)	(1,740)
Payments for acquisition, net of cash acquired	—	(419,222)
Other investing, net	(33)	(1,820)
Net cash provided by (used in) investing activities of continuing operations	25,318	(341,841)
Net cash used in investing activities of discontinued operations	—	—
Net cash provided by (used in) investing activities	25,318	(341,841)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(320,250)	(315,862)
Sale of convertible bond call option and repurchase of warrant, net	—	3,696
Purchase of treasury stock	(12,010)	(67,021)
Proceeds from issuance of debt, net of issuance costs	788,586	733,152
Excess tax benefits associated with equity plans	286	589
Proceeds from exercise of options and employee stock purchase plan	9,882	19,435
Net cash provided by financing activities of continuing operations	466,494	373,989
Net cash used in financing activities of discontinued operations	—	—
Net cash provided by financing activities	466,494	373,989
Effect of exchange rate changes on cash	(359)	(295)
Net increase in cash and cash equivalents	507,181	80,185
Cash and cash equivalents at beginning of period	136,780	200,195
Cash and cash equivalents at end of period	$643,961	$280,380
See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Rovi Corporation and its subsidiaries’ (collectively “Rovi” or the “Company”) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and analog content protection technologies (“ACP”) and services. The Company also offers advertising services across its products. In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. With the acquisition of Sonic Solutions (“Sonic”) (see Note 3), the Company’s offerings also include the Rovi Entertainment Store video delivery solution, DivX and MainConcept video compression-decompression technology (“codecs”), and Sonic professional products. The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers across the globe.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s 2011 Annual Report on Form 10-K.
The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2012, for any future year, or for any other future interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than the adoption of the accounting standard updates listed below.
On January 1, 2012, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), except for the provisions of ASU 2011-05 which were deferred by Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, the Company will present other comprehensive income in a separate statement following the Condensed Consolidated Statement of Operations. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Comprehensive Income. ASU 2011-12 indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 only relates to disclosure requirements and its adoption did not have a material effect on the Company's results from operations or financial position.
On January 1, 2012, the Company adopted FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as the description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The Company is making an accounting policy election to use the exception in Accounting Standard Codification ("ASC") 820-10-35-18D (commonly referred to as the portfolio exception) with respect to measuring counterparty credit risk for derivative instruments subject to master netting arrangements, consistent with the guidance in ASC 820-10-35-18G. The adoption of ASU 2011-04 did not have a material effect on the Company's results from operations or financial position.

NOTE 3 – ACQUISITIONS
2011 Acquisitions
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
The Company is accounting for the transaction under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic 805 “Business Combinations” (ASC 805). The total purchase price for Sonic was approximately $763.1 million.

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
For the three months ended March 31, 2011, the Company incurred approximately $2.3 million in transaction costs related to the Sonic acquisition. These costs are included in selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. For the period from acquisition to March 31, 2011, the acquired Sonic operations that remain in continuing operations generated approximately $12.1 million of revenue and a loss before income taxes of $6.6 million.
Other Acquisitions
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

The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

Three months ended March 31,
2011
Net revenue	$177,630
Operating income	$27,907
Loss from continuing operations, net of tax (1)	$(1,768)
Basic loss per share from continuing operations	$(0.02)
Diluted loss per share from continuing operations	$(0.02)

(1)
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

NOTE 4 – DISCONTINUED OPERATIONS

On February 1, 2012, the Company sold its Roxio Consumer Software business for approximately $18 million. The results of operations and cash flows of the Roxio Consumer Software have been reclassified to discontinued operations for all periods presented.
During the three months ended March 31, 2012 and 2011, the Company recorded $0.7 million and $0.2 million in expenses related to indemnification for IP infringement claims relating to the Company’s previous software business which included FLEXnet, InstallShield and AdminStudio software tools which was sold in 2008.
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenue:
Roxio Consumer Software	$5,295	$8,714
Pre-tax income (loss) from operations:
Previous Software	$(749)	$(243)
Roxio Consumer Software	403	(928)
Pre-tax gain on disposal of business units	363	—
Income tax expense (1)	(6,014)	—
Loss from discontinued operations, net of tax	$(5,997)	$(1,171)

(1) The income tax expense recorded in discontinued operations for the three months ended March 31, 2012, is primarily the result of establishing a deferred tax liability to reflect the disposal of tax basis goodwill in the Roxio Consumer Software business which was sold in the first quarter of 2012.

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
In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. The debt discount is being amortized through February 2015, which represents the first date the 2040 Convertible notes can be called by the Company or put to the Company by the noteholders. During the three months ended March 31, 2011, the Company repurchased a total of $93.8 million in par value of the 2040 Convertible Notes for $127.5 million. In connection with the repurchases, the Company recorded a $6.2 million loss on debt redemption during the three months ended March 31, 2011. The Company did not repurchase any of the 2040 Convertible Notes during the three months ended March 31, 2012.
As of March 31, 2012 and December 31, 2011, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of March 31, 2012 and December 31, 2011, the unamortized discount on the 2040 Convertible Notes was $37.8 million and $40.7 million, respectively, resulting in a carrying amount of $253.2 million and $250.3 million, respectively. During the three months ended March 31, 2012 and 2011, the Company recorded $2.9 million and $4.1 million, of interest expense, respectively for the 2040 Convertible Notes related to the amortization of the discount.
Convertible Senior Notes Due 2011
In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par. During the three months ended March 31, 2011, the Company repurchased a total of $88.1 million in par value of the 2011 Convertible Notes for $188.3 million. In connection with the repurchases, the Company recorded $2.9 million in losses on debt redemption during the three months ended March 31, 2011. In August 2011, the remaining 2011 Convertible Notes with a par value of $28.4 million were converted by the noteholders. In connection with the conversion, the Company issued 0.5 million shares of its common stock and paid $28.4 million in cash to the noteholders.
In accordance with ASC 470, the Company separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. During the three months ended March 31, 2011, the Company recorded $0.9 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount.

Senior Secured Term Loans
On February 7, 2011, the Company, as guarantor, two of the Company’s subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc. (collectively, the "Borrowers") and certain of the Company's other subsidiaries, as subsidiary guarantors (together with the Company and the Borrowers, the "Loan Parties"), entered into a credit agreement (the "Initial Credit Agreement"), pursuant to which the Borrowers jointly borrowed $750 million. The Initial Credit Agreement provided for a 5-year $450 million term loan (“Term Loan A-1”) and a 7-year $300 million term loan (“Term Loan B-1”). The term loans are secured by substantially all of the Company's assets. On March 29, 2012, the Initial Credit Agreement was amended and restated (the "Amended and Restated Credit Agreement") to provide for two new tranches of term loans totaling $800 million: (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. The Term Loan A-1 and Term Loan A-2 require annual amortization payments and mature on February 7, 2016 and March 29, 2017, respectively. Term Loan B-2 requires quarterly amortization payments and matures on March 29, 2019. Term Loan A-1 bears interest, at the Company’s election, at either prime rate plus an applicable margin equal to 1.5% per annum or LIBOR plus an applicable margin equal to 2.5% per annum, and was issued at a discount of $2.8 million to par value. Term Loan A-2 bears interest, at the Company's election, at either the prime rate plus an applicable margin equal to 1.25% per annum or LIBOR plus an applicable margin equal to 2.25% per annum, and was issued at a discount of $1.0 million to par value. Term Loan B-2 bears interest, at the Company's election, at either the prime rate plus an applicable margin equal to 2.0% per annum or LIBOR plus an applicable margin equal to 3.0% per annum (subject to a 1.0% LIBOR floor) and was issued at a discount of $2.9 million to par value. The applicable margin for Term Loan B-2 is subject to reduction by 0.25% based upon the Company's total leverage ratio.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Loan Parties to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. As of March 31, 2012, Term Loan A-1, Term Loan A-2 and Term Loan B-2 carrying values were $425.4 million, $214.0 million and $582.1 million, net of discount, respectively.
The Company accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, will be amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, will also be amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2012. In addition, during the three months ended March 31, 2012, the Company realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt discount and the unamortized debt issuance costs related to investors who did not reinvest in Term Loan B-2.
Debt Repurchase Program
In connection with the issuance of Term Loan A-2 and Term Loan B-2, the Company's Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. During the three months ended March 31, 2012, the Company did not repurchase any debt under the May 2011 authorization. As of March 31, 2012, the Company had $210.1 million remaining under its existing debt repurchase authorization.

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of March 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$68,890	$—	$—	$68,890
Cash equivalents - Money markets	575,071	—	—	575,071
Total cash and cash equivalents	$643,961	$—	$—	$643,961
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,646)	$14,054
Corporate debt securities	132,966	101	(43)	133,024
Foreign government obligations	23,537	61	—	23,598
U.S. Treasury/Agencies	158,357	49	(56)	158,350
Total available-for-sale investments	$330,560	$211	$(1,745)	$329,026
Total cash, cash equivalents and investments				$972,987

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,766	$—	$—	$50,766
Cash equivalents - Money markets	86,014	—	—	86,014
Total cash and cash equivalents	$136,780	$—	$—	$136,780
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,386)	$14,314
Corporate debt securities	158,729	117	(206)	158,640
Foreign government obligations	37,764	17	(24)	37,757
U.S. Treasury/Agencies	137,940	80	(31)	137,989
Total available-for-sale investments	$350,133	$214	$(1,647)	$348,700
Total cash, cash equivalents and investments				$485,480
As of March 31, 2012, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$262,862
Due in 1-2 years	52,110
Due in 2-3 years	—
Due in greater than 3 years	14,054
Total	$329,026

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at March 31, 2012 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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
In November 2010, after future interest rate expectations decreased, the Company entered into additional swaps with a notional amount of $460.0 million under which it pays a fixed rate which gradually increases from 0.203% for the six-month settlement period ended in February 2011, to 2.619% for the six-month settlement period ending in February 2015 and receives a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015. In November 2010, the Company also entered into additional swaps with a notional amount of $185.0 million under which it paid a fixed rate which increased from 1.783% for the settlement period ended in February 2011, to 1.875% for the six-month settlement period ended August 2011 and received a floating rate of 6 month USD – LIBOR plus 1.241%, set in arrears. These swaps expired in August 2011. As future interest rate expectations had declined since March 2010, the Company entered into these swaps to fix its future interest payments based on the forward LIBOR rates in effect in November 2010.

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
The Company has not designated any of its interest rate swaps or caps as hedges. The Company records these interest rate swaps and caps on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended March 31, 2012 and 2011, the Company recorded a loss of $0.1 million and a gain of $0.1 million, respectively, for the change in the fair value of its interest rate swaps and caps and the semi-annual interest settlements. For information on the fair value of the Company’s interest rate swaps and caps, see Note 8.

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
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at March 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$575,071	$575,071	$—	$—
Corporate debt securities (2)	123,762	—	123,762	—
Foreign government obligations (2)	18,510	—	18,510	—
U.S. Treasuries / Agencies (2)	120,590	—	120,590	—
Non-Current Assets
Auction rate securities (3)	14,054	—	—	14,054
Corporate debt securities (3)	9,262	—	9,262	—
Foreign government obligations (3)	5,088	—	5,088	—
U.S. Treasuries / Agencies (3)	37,760	—	37,760	—
Interest rate swaps and caps (4)	11,304	—	11,304	—
Total assets	$915,401	$575,071	$326,276	$14,054

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)
Included in other assets on the Condensed Consolidated Balance Sheet. As of March 31, 2012, the fair value of the Company's interest rate swaps and caps in an asset position was $26.1 million and the fair value in a liability position was $14.8 million. These amounts have been recorded on a net basis on the Company's balance sheet.

As of December 31, 2011, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$86,014	$86,014	$—	$—
Corporate debt securities (2)	150,458	—	150,458	—
Foreign government obligations (2)	19,757	—	19,757	—
U.S. Treasuries / Agencies (2)	113,218	—	113,218	—
Non-Current Assets
Auction rate securities (3)	14,314	—	—	14,314
Corporate debt securities (3)	8,182	—	8,182	—
Foreign government obligations (3)	18,000	—	18,000	—
U.S. Treasuries / Agencies (3)	24,771	—	24,771	—
Interest rate swaps and caps (4)	16,433	—	16,433	—
Total assets	$451,147	$86,014	$350,819	$14,314

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)
Included in other assets on the Condensed Consolidated Balance Sheet. As of December 31, 2011, the fair value of the Company's interest rate swaps and caps in an asset position was $29.8 million and the fair value in a liability position was $13.4 million. These amounts have been recorded on a net basis on the Company's balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities as of March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$14,314	$14,999
Acquired ARS-Sonic Solution Acquisition	—	2,756
Unrealized gain included in accumulated other comprehensive income	(260)	—
Settlements	—	(100)
Balance at end of period	$14,054	$17,655

The fair value of the Company’s outstanding debt at March 31, 2012 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$425,392	$425,095
Term Loan A-2	213,995	215,000
Term Loan B-2	582,077	585,000
2040 Convertible Notes (1)	253,178	305,647
	$1,474,642

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION
Stock Options Plans
The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and the Sonic Solutions 2004 Equity Compensation Plan, amended and restated July 2010 (the "2004 Sonic Plan").
As of March 31, 2012, the Company had a total of 31.8 million shares reserved and 7.5 million shares available for issuance under the 2008, 2000 and 2004 Sonic Plan.
These equity plans provide for the grant of stock options, restricted stock awards, restricted stock units and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the period ended March 31, 2012, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the period ended March 31, 2012 have a contractual term of seven years.
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of March 31, 2012, the number of restricted stock awards outstanding and unvested was 3.2 million.
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
As of March 31, 2012, the Company had reserved, and available for future issuance, 5.0 million shares of common stock under the ESPP.
Valuation and Assumptions
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The fair value of equity-based payment awards on the date of grant is determined by an option-

pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company determines the fair value of its restricted stock grants as the difference between the market value on the date of grant less the exercise price.
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
The assumptions used to value equity-based payments are as follows:

	Three months ended March 31,
	2012	2011
Option Plans:
Dividends	0	0
Expected term	4.6	4.6
Risk free interest rate	0.8%	1.9%
Volatility rate	45%	43%
ESPP Plan:
Dividends	0	0
Expected term	1.3	1.3
Risk free interest rate	0.3%	0.4%
Volatility rate	50%	37%

The weighted average per share fair value of equity-based awards are as follows:
	Three months ended March 31,
	2012	2011
Weighted average fair value:
Option grants	$11.75	$21.05
Employee purchase share rights	$6.03	$19.36
Restricted stock award grants	$33.99	$54.32

As of March 31, 2012, there was $160.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 3.0 years.
The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011, was $2.2 million and $24.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2011	$1,364,145
Changes due to foreign currency exchange rates and other	(160)
Goodwill, net at March 31, 2012	$1,363,985
The Company assesses its goodwill for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determines the fair value of its reporting unit using a discounted cash flow approach and / or a market approach and compares it to the carrying amount of the reporting unit at the date of the impairment analysis. As the Company only has one reporting unit, the Company’s publicly traded equity is a key input in determining the fair value of the reporting unit. When the Company conducted its annual impairment analysis in 2011, its fair value exceeded its GAAP equity by approximately $3.0 billion. In connection with classifying the Roxio Consumer Software business to held for sale, the Company conducted an additional goodwill impairment analysis as of December 31, 2011 and determined its fair value exceeded its GAAP equity by approximately $1.0 billion. A significant decline in the value of the Company’s publicly traded equity and / or a significant decrease in the Company’s future business prospects could require the Company to record a goodwill and / or intangible asset impairment charge in the future. The Company did not record any goodwill impairment charges to its continuing operations for any of the periods presented.
The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,421	$(287,320)	$608,101
Existing contracts and customer relationships	167,524	(39,804)	127,720
Content databases and other	63,607	(27,134)	36,473
Trademarks / Tradenames	25,300	(10,178)	15,122
	$1,151,852	$(364,436)	$787,416
	December 31, 2011
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,420	$(267,913)	$627,507
Existing contracts and customer relationships	167,524	(34,426)	133,098
Content databases and other	63,687	(24,790)	38,897
Trademarks / Tradenames	25,300	(9,753)	15,547
	$1,151,931	$(336,882)	$815,049

As of March 31, 2012, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2012	$81,451
2013	100,812
2014	94,361
2015	86,692
2016	84,687
Thereafter	339,413
Total amortization expense	$787,416

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Q1 2012 Restructuring Action
In connection with a recent review of the Company's operations, the Company reorganized certain parts of its sales and product development groups. These actions resulted in severance charges of $0.8 million for the three months ended March 31, 2012, all of which have been paid.

Sonic Acquisition Restructuring Plan

In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. These restructuring actions occurred throughout 2011 and resulted in a restructuring charge of $8.1 million, which included $4.4 million for employee severance, $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options, $1.4 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.3 million in asset impairment charges for the year ended December 31, 2011. Of the total 2011 restructuring charge of $8.1 million, $7.3 million related to our continuing operations and $0.8 million related to discontinued operations. The Company recorded $2.5 million of these restructuring charges during the three months ended March 31, 2011, which included $1.5 million for employee severance and $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options. Of such $2.5 million restructuring charge, $2.1 million related to our continuing operations and $0.4 million related to discontinued operations. During the three months ended March 31, 2012, the Company recorded an additional $0.6 million in restructuring charges to its continuing operations, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space. As of March 31, 2012, $0.4 million of the Sonic acquisition restructuring costs remain unpaid and primarily relate to the future lease payments for abandoned office space.

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

	Three Months Ended March 31,
	2012	2011
Basic earnings per common share
Income from continuing operations	$1,388	$18,206
Income allocated to participating securities	(1)	(50)
Income allocated to common shareholders from continuing operations	$1,387	$18,156
Discontinued operations, net of tax	$(5,997)	$(1,171)
Loss allocated to participating securities	5	3
Discontinued operations allocated to common shareholders	$(5,992)	$(1,168)
Net (loss) income	$(4,609)	$17,035
Loss (income) allocated to participating securities	4	(47)
Net (loss) income allocated to common shareholders	$(4,605)	$16,988
Weighted average basic common shares outstanding	107,532	108,339
Earnings per common share from continuing operations	$0.01	$0.17
Loss per common share from discontinued operations	(0.05)	(0.01)
Net (loss) income per common share	$(0.04)	$0.16
Diluted earnings per common share
Income from continuing operations	$1,388	$18,206
Income allocated to participating securities	(1)	(47)
Income allocated to common shareholders from continuing operations	$1,387	$18,159
Discontinued operations, net of tax	$(5,997)	$(1,171)
Loss allocated to participating securities	5	3
Discontinued operations allocated to common shareholders	$(5,992)	$(1,168)
Net (loss) income	$(4,609)	$17,035
Loss (income) allocated to participating securities	4	(44)
Net (loss) income allocated to common shareholders	$(4,605)	$16,991
Weighted average diluted common shares outstanding	107,532	108,339
Dilutive potential common shares	737	8,095
Weighted average diluted common shares outstanding	108,269	116,434
Earnings per common share from continuing operations	$0.01	$0.16
Loss per common share from discontinued operations	(0.05)	(0.01)
Net (loss) income per common share	$(0.04)	$0.15

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	4,163	844
Restricted stock	2,001	15
Convertible notes (1)	6,144	—
Total weighted average potential common shares excluded from diluted net earnings per share	12,308	859

(1)	See Note 5 for additional details.

NOTE 13 – INCOME TAXES
The Company recorded income tax expense from continuing operations for the three months ended March 31, 2012, of $4.6 million. Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
The Company recorded an income tax benefit from continuing operations for the three months ended March 31, 2011, of $14.4 million including a discrete tax benefit of $18.7 million, primarily from the reduction in its deferred tax asset valuation allowance resulting from the Company’s acquisitions of Sonic and SideReel and the loss on its debt redemptions. The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance. The change in the Company's pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting under ASC 805 and has been credited to income tax expense.
During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement the Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. At March 31, 2012, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at March 31, 2012.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

NOTE 14 – STOCK REPURCHASE PROGRAM
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. During the three months ended March 31, 2012, the Company repurchased 0.3 million shares of its common stock for $12.0 million and as of March 31, 2012, had $363.0 million remaining under its existing stock repurchase program. As of March 31, 2012, treasury stock consisted of 13.4 million shares of common stock that had been repurchased, with a cost basis of approximately $494.5 million.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Indemnifications
In the normal course of business, the Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensee's products and services, provided the licensee is not in violation of the terms and conditions of the agreement and / or additional performance or other requirements for such indemnification. In some cases, the Company may receive tenders of defense and indemnity arising out of products that are no longer provided by the Company due to having divested certain assets, but which were previously licensed by the Company. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement, however some license agreements, including those with the Company's largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect the Company's results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its future results of operations.
Legal Proceedings
The Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position or results of operations. At this time, management has not reached a determination that any litigation matters, individually or in the aggregate, are expected to result in liabilities that will have a material adverse effect on the Company's financial position or results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.
Overview
We are focused on powering the discovery and enjoyment of digital entertainment by providing a broad set of integrated solutions that are embedded in our customers' products and services and used by end consumers to simplify and guide and enhance their interaction with digital entertainment. Our offerings enable content discovery, video delivery and advertising. Content discovery solutions include interactive program guides (“IPGs”), recommendations and search capability, device management, media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content. Video Delivery solutions include video compression-decompression technology (“codecs”), the Rovi Entertainment Store video delivery solution, content authoring solutions, and content protection technologies and services. Advertising solutions include IPG advertising, the Rovi Advertising Network and advertising on consumer websites operated by us.  In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. Our solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers globally.

We group our revenue into the following categories - (i) service providers, (ii) CE manufacturers, and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues advertising revenue generated from our service provider IPGs and consumer websites such as AllRovi.com and SideReel.com. CE manufacturers includes license revenue received from consumer electronics companies for our IPG, DivX , ACP, VCR Plus+ and media recognition technologies as well as license revenue for our IPG patents, Rovi Cloud Services and advertising revenue from our CE IPGs or the Rovi Ad Network. Other includes the Rovi Entertainment Store, MainConcept, content authoring solutions as well as our business of licensing our extensive database of descriptive information about television, movie, music and video game content and our entertainment company content protection products.

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

	Three Months Ended March 31,
	2012	2011	Change $	Change %
Revenues:
Service providers	$79,354	$72,843	6,511	9%
CE manufacturers	75,669	64,141	11,528	18%
Other	19,968	15,757	4,211	27%
Total revenues	174,991	152,741	22,250	15%
Costs and expenses:
Cost of revenues	29,787	22,736	7,051	31%
Research and development	44,451	31,182	13,269	43%
Selling, general and administrative	43,560	44,257	(697)	(2)%
Depreciation	5,398	4,659	739	16%
Amortization of intangible assets	27,599	24,024	3,575	15%
Restructuring and asset impairment charges	1,372	2,082	(710)	(34)%
Total costs and expenses	152,167	128,940	23,227	18%
Operating income from continuing operations	22,824	23,801	(977)	(4)%
Interest expense	(12,148)	(12,986)	838	(6)%
Interest income and other, net	1,610	1,984	(374)	(19)%
Debt modification expense	(4,464)	—	(4,464)	NA
(Loss) gain on interest rate swaps and caps, net	(104)	85	(189)	(222)%
Loss on debt redemption	(1,758)	(9,070)	7,312	(81)%
Income from continuing operations before taxes	5,960	3,814	2,146	56%
Income tax expense (benefit)	4,572	(14,392)	18,964	(132)%
Income from continuing operations, net of tax	1,388	18,206	(16,818)	(92)%
Loss from discontinued operations, net of tax	(5,997)	(1,171)	(4,826)	412%
Net (loss) income	$(4,609)	$17,035	(21,644)	(127)%
Service Providers Revenue
For the three months ended March 31, 2012, revenue from service providers increased by 9%, compared to the same period in the prior year. This increase was primarily due to an increase in IPG product revenues which benefited from continued domestic digital subscriber growth and rate increases on renewed agreements. Also contributing to the growth was an increase in advertising revenue. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased IPG advertising revenue.
CE Manufacturers Revenue
For the three months ended March 31, 2012, revenue from the sale of our products and licensing of our patents to CE manufacturers increased by 18% compared to the same period in the prior year. This increase was primarily due to an increase in DivX and IPG patent revenue, partially offset by the continued significant decline in ACP revenue. The increase in DivX revenue was primarily due to the first quarter of 2012 including a full quarter of DivX product sales, as our DivX products were acquired in the Sonic acquisition, and the first quarter of 2012 including revenue from a license agreement which allows one of our licensees to incorporate certain legacy DivX profiles in specified legacy device types in perpetuity. The increase in IPG patent revenue was primarily due to new agreements signed in the current quarter. Going forward, we anticipate increases in sales of our digital products to be offset by continued declines in revenue from our analog products.

Other Revenue
Other Revenue increased compared to the same period in the prior year primarily due to the first quarter of 2012 including a full quarter of Rovi Entertainment Store and MainConcept sales, as these products were acquired in the Sonic acquisition. This increase was offset by the continued decline in content protection revenue from entertainment companies. Going forward, we anticipate increases in revenues from our Rovi Entertainment Store and our licensing of our extensive database of descriptive information about television, movie, music and video game content; however, we anticipate these increases will be partially offset by the decline in content protection revenue from entertainment companies.
Cost of Revenues
For the three months ended March 31, 2012, cost of revenues increased from the same period in the prior year primarily due to the first quarter of 2012 including a full quarter of costs related to the acquired Sonic operations and an increase in patent litigation costs.
Research and Development
For the three months ended March 31, 2012, research and development expenses increased from the same period in the prior year primarily due to the first quarter of 2012 including a full quarter of costs related to the acquired Sonic operations. Also contributing to the increase was an increase in stock and cash compensation due to increased headcount.
Selling, General and Administrative
For the three months ended March 31, 2012, selling, general and administrative expenses decreased slightly from the same period in the prior year primarily due to savings from Sonic acquisition synergies and the prior year including Sonic acquisition transaction and integration costs.
Amortization of Intangible Assets
For the three months ended March 31, 2012, amortization of intangible assets increased from the same period in the prior year primarily due to amortization related to the intangible assets acquired in the Sonic and SideReel acquisitions.
Restructuring and Asset Impairment Charges
In connection with a recent review of our operations, we reorganized certain parts of our sales and product development groups. These actions resulted in severance charges of $0.8 million for the three months ended March 31, 2012. In addition, during the three months ended March 31, 2012, we recorded an additional $0.6 million in Sonic acquisition related restructuring charges, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space (See Note 11 to the Condensed Consolidated Financial Statements).
In conjunction with the Sonic acquisition, in the first quarter of 2011, management acted upon a plan to restructure certain Sonic operations resulting in a restructuring charge from continuing operations of $2.1 million (See Note 11 to the Condensed Consolidated Financial Statements).
Interest Expense
For the three months ended March 31, 2012, interest expense decreased 6% compared to the same period in the prior year. The decline in interest expense was primarily due to a decline in the average convertible debt outstanding, which has a higher effective interest rate than our term loans.
Interest Income and Other, Net
For the three months ended March 31, 2012, interest income and other, net decreased as compared to the same period in the prior year. The decrease is primarily due to a decline in interest income caused by a decrease in average invested assets compared to the same period in the prior year.

Loss on Debt Redemption and Debt Modification Expense
On March 29, 2012, we borrowed $800 million under our Amended and Restated Credit Agreement consisting of (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”) (See Note 5 to the Condensed Consolidated Financial Statements). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. We accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, will be amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, will also be amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors have been recorded as debt modification expenses for the three months ended March 31, 2012. In addition, during the three months ended March 31, 2012, we realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt issuance costs and unamortized discount related to investors who did not reinvest in Term Loan B-2.
During the three months ended March 31, 2011, we repurchased $93.8 million in par value of our 2040 Convertible Notes for $127.5 million and recorded a $6.2 million loss on debt redemption. In addition, we repurchased $88.1 million in par value of our 2011 Convertible Notes for $188.3 million and recorded a $2.9 million loss on debt redemption. These losses on debt redemption represent the difference between the carrying value of the convertible notes retired and the amount allocated to the liability component of the notes and the write-off of the related note issuance costs.
Gain on interest rate swaps and caps, net
We have not designated any of our interest rate swaps and caps as hedges and therefore record the changes in fair value of these instruments in our condensed consolidated statements of operations (see Note 7 to the Condensed Consolidated Financial Statements).
Income Taxes
We recorded income tax expense from continuing operations for the three months ended March 31, 2012, of $4.6 million. Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
We recorded income tax benefit from continuing operations for the three months ended March 31, 2011, of $14.4 million including a discrete benefit of $18.7 million, primarily from the reduction in our deferred tax asset valuation allowance resulting from our acquisitions of Sonic and SideReel and the loss on our debt redemptions. The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets.  These net deferred tax liabilities are a source of future taxable income which allows us to reduce our pre-acquisition valuation allowance. The change in our pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting and has been credited to income tax expense.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2012, includes the Roxio Consumer Software business and expenses we recorded for indemnification claims related to the Company’s previous software business which included the FLEXnet, InstallShield and AdminStudio software tools which was disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).
Discontinued operations for the three months ended March 31, 2011, includes expenses and reserves we recorded for indemnification claims related to this previous software business which was disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).
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

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2012, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities decreased to $25.1 million for the three months ended March 31, 2012, from $46.0 million in the same period in the prior year. This decrease was due to an increase in accounts receivable, which was driven by certain significant license agreements being completed in the last month of the quarter. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2011 Annual Report on Form 10-K.
Net cash provided by investing activities from continuing operations was $25.3 million for the three months ended March 31, 2012, as compared to net cash used in investing activities of $341.8 million in the same period in the prior year. The three months ended March 31, 2012, included $18.2 million in net marketable securities sales and the receipt of $13.5 million from the sale of the Roxio Consumer Software business partially offset by $6.3 million in capital expenditures. Included in 2011 investing activities was $419.2 million (net of cash acquired) used to acquire Sonic, SideReel and DigiForge, and $80.9 million in net marketable securities sales. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $23 million and $28 million for the full year in 2012.
Net cash provided by financing activities from continuing operations increased to $466.5 million for the three months ended March 31, 2012, from $374.0 million in the same period in the prior year. During the three months ended March 31, 2012, we borrowed an additional $800 million ($788.6 million, net of issuance costs and discounts) under our Amended and Restated Credit Facility described below. In addition, we received $9.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. These receipts were partially offset by using $297.8 million to pay off the preexisting Term Loan B-1 under our Initial Credit Agreement described below, $22.5 million to make a mandatory payment on the preexisting Term Loan A-1 and to repurchase $12.0 million of our common stock. During the three months ended March 31, 2011, we borrowed $750 million under our Initial Credit Agreement, which provided $733.2 million in cash, net of discounts and issuance costs. During the same period, we used cash to repurchase $93.8 million in par value of our 2040 Convertible Notes for $127.5 million, repurchase $88.1 million in par value of our 2011 Convertible Notes for $188.3 million and repurchase $67.0 million of our common stock.
As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of March 31, 2012, $291.0 million par value of the 2040 Convertible Notes remain outstanding.
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
On February 7, 2011, we, as guarantor, two of our subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc. (collectively the "Borrowers") and certain or our other subsidiaries, as subsidiary guarantors (together with the Company and the Borrowers, the "Loan Parties") entered into a credit agreement (the "Initial Credit Agreement"), pursuant to which the Borrowers jointly borrowed $750 million. The Initial Credit Agreement provided for a 5-year $450 million term loan (“Term Loan A-1”) and a 7-year $300 million term loan (“Term Loan B-1”). The term loans are secured by substantially all of our assets. On March 29, 2012, the Initial Credit Agreement was amended and restated (the "Amended and Restated Credit Agreement") to provide for two new tranches of term loans totaling $800 million: (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. The Term Loan A-1 and Term Loan A-2 require annual amortization payments and mature on February 7, 2016 and March 29, 2017, respectively. Term Loan B-2 requires quarterly amortization payments and matures on March 29, 2019. Term Loan A-1 bears interest, at our election, at either prime rate plus an applicable margin equal to 1.5% per annum or LIBOR plus an applicable margin equal to 2.5% per annum, and was issued at a discount of $2.8 million to par value. Term Loan A-2 bears interest, at our election, at either the prime rate plus an applicable margin equal to 1.25% per annum or LIBOR plus an applicable margin equal to 2.25% per annum, and was issued at a discount of $1.0 million to par value. Term Loan B-2 bears interest, at our election, at either the prime rate plus an applicable margin equal to 2.0% per annum or LIBOR plus an applicable margin equal to 3.0% per annum (subject to a 1.0% LIBOR floor) and was issued at a discount of $2.9 million to par value. The applicable margin for Term Loan B-2 is subject to reduction by 0.25% based upon the Company's total leverage ratio.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Loan Parties to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. As of March 31, 2012, Term Loan A-1, Term Loan A-2 and Term Loan B-2 carrying values were $425.4 million, $214.0 million and $582.1 million, net of discount, respectively.
In November 2011, our Board of Directors authorized the repurchase of up to $400 million of our common stock. During the three months ended March 31, 2012, we repurchased 0.3 million shares of our common stock for $12.0 million and as of March 31, 2012, had $363.0 million remaining under our existing stock repurchase program. In connection with the issuance of Term Loan A-2 and Term Loan B-2, our Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. As of March 31, 2012, we had $210.1 million remaining under our existing debt repurchase authorization.
As of March 31, 2012, we had $644.0 million in cash and cash equivalents, $262.9 million in short-term investments and $66.2 million in long-term marketable securities. Of these amounts, $286.3 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.
We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.
Contractual Obligations
As discussed above, on March 29, 2012, we borrowed an additional $800 million under our Amended and Restated Credit Agreement. The following summarizes our contractual obligations related to our borrowing and the associated interest payments as of March 31, 2012 (in thousands):

	Total Payments	Rest of 2012	2013 - 2014	2015 - 2016	Thereafter
Debt (1)	$1,518,490	$4,388	$100,700	$705,690	$707,712
Interest payments on debt(2)	$246,656	$34,942	$93,225	$67,579	$50,910
(1) The 2040 Convertible Notes have been included in the above table at the first put / call date which is February 2015. In addition, the 2040 Convertible Notes may be converted by the noteholders prior to their maturity under certain circumstances. See above for additional details.
(2) Interest payments on the term loans have been included based on the current interest rate. See above for additional details.
Impact of Recently Issued Accounting Standards
See Note 2 to the Condensed Consolidated Financial Statements.
Off Balance Sheet Arrangements
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:
Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $904.1 million as of March 31, 2012. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At March 31, 2012, the fair value of our auction rate securities portfolio totaled approximately $14.1 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $0.8 million decrease in the fair value of our fixed income available-for-sale securities as of March 31, 2012.
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

Indebtedness. We have convertible notes with a par value of $291 million. We also have a senior secured credit facility with an outstanding principal balance of $1.2 billion. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.
Interest Rate Swaps and Caps. In March 2010, in connection with the issuance of the 2040 Convertible Notes, we entered into interest rate swaps with a notional amount of $460.0 million under which we pay a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receive a fixed rate of 2.625%. These swaps expire in February 2015. In November 2010, we entered into additional swaps with a notional amount of $460.0 million under which we pay a fixed rate which gradually increases from 0.203% for the six-month settlement period ended in February 2011, to 2.619% for the six-month settlement period ending in February 2015 and receive a floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015. In October 2011, we entered into additional swaps with a notional amount of $300.0 million. These swaps have an effective date of June 2013, and under these swaps we pay a fixed interest rate which gradually increases from 0.81% for the three-month settlement period ending September 2013, to 2.65% for the final settlement period ending in January 2016 and receive a floating rate of three month USD-LIBOR-BBA. These swaps expire in January 2016.

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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved in legal proceedings related to intellectual property rights and other matters. The following legal proceedings include those of the Company and its subsidiaries.
Indemnifications. In the normal course of business, the Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and/or incorporation of the Company's products, intellectual property, services and/or technologies into the licensee's products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. In some cases, the Company may receive tenders of defense and indemnity arising out of products that are no longer provided by the Company due to having divested certain assets, but which were previously licensed by the Company. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement, however some license agreements, including those with the Company's largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect the Company's results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its future results of operations.
Litigation. The Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position or results of operations. At this time, management has not reached a determination that any litigation matters, individually or in the aggregate, are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2011. There have been no material changes in our risk factors since the filing of our last Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of its equity securities during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2012 to January 31, 2012	—	—	—	375.0
February 1, 2012 to February 29, 2012	334,402	$35.91	334,402	363.0
March 1, 2012 to March 31, 2012	—	—	—	363.0
Total	334,402	$35.91	334,402	363.0

(1)	In November 2011, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's common stock. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Certificate of Incorporation of Rovi Corporation, as amended, on July 15, 2009	10-Q	8/6/09	3.1
3.2	Bylaws of Rovi Corporation	8-K	5/8/09	3.1
4.1	Form of Common Stock Certificate	S-3	7/15/08	4.1
4.2	Warrant Letter Agreement dated August 23, 2006 from JPMorgan Chase Bank, National Association to Macrovision Corporation	8-K	5/5/08	4.5
4.3	Indenture, dated as of March 17, 2010, by and between the Company and Bank of New York Mellon Trust Company, N.A. as trustee	8-K	3/18/10	4.1
4.4	Form of Note representing the Rovi Corporation 2.625% Convertible Senior Notes due 2040 (included in the Indenture referenced in Exhibit 4.3)	8-K	3/18/10	4.1
4.5	Amended and Restated Credit Agreement, dated as of March 29, 2012, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, Merrill Lynch, Pierce, Fenner & Smith, Inc., as joint bookrunner, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	3/29/12	10.1
10.1**	2012 Senior Executive Company Incentive Plan.	8-K	2/14/12	10.1
31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

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

Rovi Corporation
Authorized Officer:

Date:	May 3, 2012	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:

Date:	May 3, 2012	By:	/s/ James Budge
James Budge
Chief Operating Officer and Chief Financial Officer

Principal Accounting Officer:

Date:	May 3, 2012	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Accounting Officer