Form 10-Q
period 2012-06-30
Rovi Corp
filed 2012-08-02
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2012
Common stock, $0.001 par value	109,087,278

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$414,201	$136,780
Short-term investments	458,967	283,433
Trade accounts receivable, net	125,307	126,752
Taxes receivable	7,779	2,976
Deferred tax assets, net	17,467	32,152
Prepaid expenses and other current assets	39,538	15,056
Assets held for sale	—	20,344
Total current assets	1,063,259	617,493
Long-term marketable investment securities	78,450	65,267
Property and equipment, net	42,846	43,203
Finite-lived intangible assets, net	766,900	815,049
Other assets	30,643	41,610
Goodwill	1,377,849	1,364,145
Total assets	$3,359,947	$2,946,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,836	$107,037
Deferred revenue	17,042	16,460
Current portion of long-term debt	39,100	25,500
Liabilities held for sale	—	5,445
Total current liabilities	146,978	154,442
Taxes payable, less current portion	66,663	63,980
Long-term debt, less current portion	1,437,343	969,598
Deferred revenue, less current portion	2,631	4,041
Long-term deferred tax liabilities, net	27,395	36,267
Other non current liabilities	23,337	25,687
Total liabilities	1,704,347	1,254,015
Stockholders’ equity:
Common stock	124	123
Treasury stock	(544,550)	(482,479)
Additional paid-in capital	2,163,088	2,114,402
Accumulated other comprehensive loss	(923)	(313)
Retained earnings	37,861	61,019
Total stockholders’ equity	1,655,600	1,692,752
Total liabilities and stockholders’ equity	$3,359,947	$2,946,767

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$158,317	$178,976	$333,308	$331,717
Costs and expenses:
Cost of revenues	31,436	26,482	61,223	49,218
Research and development	42,275	41,810	86,726	72,992
Selling, general and administrative	43,195	49,865	86,755	94,122
Depreciation	5,728	5,074	11,126	9,733
Amortization of intangible assets	27,878	28,754	55,477	52,778
Restructuring and asset impairment charges	—	14,838	1,372	16,920
Total costs and expenses	150,512	166,823	302,679	295,763
Operating income from continuing operations	7,805	12,153	30,629	35,954
Interest expense	(16,405)	(14,178)	(28,553)	(27,164)
Interest income and other, net	187	1,122	1,797	3,106
Debt modification expense	(32)	—	(4,496)	—
Loss on interest rate swaps and caps, net	(6,308)	(697)	(6,412)	(612)
Loss on debt redemption	—	(348)	(1,758)	(9,418)
(Loss) income from continuing operations before income taxes	(14,753)	(1,948)	(8,793)	1,866
Income tax expense (benefit)	1,863	4,991	6,435	(9,401)
(Loss) income from continuing operations, net of tax	(16,616)	(6,939)	(15,228)	11,267
Discontinued operations, net of tax	(1,933)	(3,789)	(7,930)	(4,960)
Net (loss) income	$(18,549)	$(10,728)	$(23,158)	$6,307
Basic earnings per share:
Basic (loss) income per share from continuing operations	$(0.16)	$(0.06)	$(0.14)	$0.10
Basic loss per share from discontinued operations	(0.01)	(0.04)	(0.08)	(0.04)
Basic net (loss) income per share	$(0.17)	$(0.10)	$(0.22)	$0.06
Shares used in computing basic net earnings per share	107,035	110,992	107,284	109,673
Diluted earnings per share:
Diluted (loss) income per share from continuing operations	$(0.16)	$(0.06)	$(0.14)	$0.09
Diluted loss per share from discontinued operations	(0.01)	(0.04)	(0.08)	(0.04)
Diluted net (loss) income per share	$(0.17)	$(0.10)	$(0.22)	$0.05
Shares used in computing diluted net earnings per share	107,035	110,992	107,284	116,133

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(18,549)	$(10,728)	$(23,158)	$6,307
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	288	332	(377)	194
Unrealized (losses) gains on investments, net	(142)	253	(233)	327
Other comprehensive income (loss)	146	585	(610)	521
Comprehensive (loss) income	$(18,403)	$(10,143)	$(23,768)	$6,828

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(23,158)	$6,307
Adjustments to reconcile net (loss) income to net cash provided by operations:
Loss from discontinued operations, net of tax	7,930	4,960
Change in fair value of interest rate swaps and caps, net of premium	11,437	6,962
Depreciation	11,126	9,733
Amortization of intangible assets	55,477	52,778
Asset impairment charge	—	13,535
Debt modification expense	4,496	—
Amortization of note issuance costs and convertible note discount	7,761	11,011
Equity-based compensation	36,227	27,879
Loss on debt redemption	1,758	9,418
Deferred taxes	(1,079)	(17,868)
Other, net	3,680	2,780
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	1,445	(19,310)
Deferred revenue	(828)	2,724
Prepaid expenses, other current assets, and other assets	(20,192)	491
Income taxes	(2,120)	846
Accounts payable, accrued expenses, and other long-term liabilities	(14,723)	(10,277)
Net cash provided by operating activities of continuing operations	79,237	101,969
Net cash (used in) provided by operating activities of discontinued operations	(11,775)	5,751
Net cash provided by operating activities	67,462	107,720
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(440,664)	(295,076)
Sales or maturities of long and short-term marketable investments	251,291	328,093
Proceeds from sale of business	13,500	—
Purchases of property and equipment	(11,052)	(6,866)
Payments for acquisition, net of cash acquired	(19,990)	(433,778)
Other investing, net	(66)	(1,837)
Net cash used in investing activities of continuing operations	(206,981)	(409,464)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(206,981)	(409,464)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(321,713)	(349,432)
Sale of convertible bond call option and repurchase of warrant, net	—	3,696
Purchase of treasury stock	(62,071)	(161,152)
Proceeds from issuance of debt, net of issuance costs	788,532	733,152
Excess tax benefits associated with equity plans	228	938
Proceeds from exercise of options and employee stock purchase plan	11,887	35,670
Net cash provided by financing activities of continuing operations	416,863	262,872
Net cash used in financing activities of discontinued operations	—	—
Net cash provided by financing activities	416,863	262,872
Effect of exchange rate changes on cash	77	(313)
Net increase (decrease) in cash and cash equivalents	277,421	(39,185)
Cash and cash equivalents at beginning of period	136,780	200,195
Cash and cash equivalents at end of period	$414,201	$161,010
See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Rovi Corporation and its subsidiaries’ (collectively “Rovi” or the “Company”) offerings include interactive program guides (IPGs), embedded licensing technologies (such as recommendations and search capability), media recognition technologies and licensing of the Company’s database of descriptive information about television, movie, music, books, and game content and analog content protection technologies (“ACP”) and services. The Company also offers advertising services across its products. In addition to offering Company developed IPGs, the Company's customers may also license the Company's patents and deploy their own IPG or a third party IPG. With the acquisition of Sonic Solutions (“Sonic”) (see Note 3), the Company’s offerings also include the Rovi Entertainment Store video delivery solution, DivX and MainConcept video compression-decompression technology (“codecs”), and Sonic professional products. The Company’s solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers across the globe.
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
On January 1, 2012, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), except for the provisions of ASU 2011-05 which were deferred by Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, the Company presents other comprehensive income in a separate statement following the Condensed Consolidated Statement of Operations. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Comprehensive Income. ASU 2011-12 indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 only relates to disclosure requirements and its adoption did not have a material effect on the Company's results from operations or financial position.
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
For the six months ended June 30, 2011, the Company incurred approximately $2.3 million in transaction costs related to the Sonic acquisition. These costs are included in selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. For the three months ended June 30, 2011, the acquired Sonic operations that remained in continuing operations generated approximately $27.9 million of revenue. For the period from acquisition to June 30, 2011, the acquired Sonic operations that remained in continuing operations generated approximately $40.0 million of revenue.
Other Acquisitions
On May 21, 2012, the Company acquired Snapstick, Inc. ("Snapstick") for approximately $20.0 million in cash. Snapstick has developed a software platform that allows consumers to view and control content from their mobile devices on a TV monitor.
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
The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

	Three months ended June 30,	Six months ended June 30,
	2011 (2)	2011 (1)
Net revenue	$178,976	$356,606
Operating income	$12,103	$40,010
Loss from continuing operations, net of tax (1)	$(6,988)	$(8,756)
Basic loss per share from continuing operations	$(0.06)	$(0.08)
Diluted loss per share from continuing operations	$(0.06)	$(0.08)

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

(2)
Our GAAP results and pro forma GAAP results differ for the three months ended June 30, 2011, due to the fact that the pro forma financial information assumes the acquisition of Sonic occurred on January 1, 2010, and the intangible asset amortization related to customer relationships acquired in the Sonic acquisition are not being recorded on a straight-line basis and therefore require adjustment.

NOTE 4 – DISCONTINUED OPERATIONS

On February 1, 2012, the Company sold its Roxio Consumer Software business for approximately $18 million. The results of operations and cash flows of the Roxio Consumer Software have been reclassified to discontinued operations for all periods presented.
During the three and six months ended June 30, 2012, the Company recorded $1.1 million and $1.8 million in expenses related to indemnification for IP infringement claims relating to the Company’s previous software business which included FLEXnet, InstallShield and AdminStudio software tools which was sold in 2008. During the three and six months ended June 30, 2011, the Company recorded $0.1 million and $0.3 million in expenses related to indemnification for IP infringement claims relating to this previous software business.
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue:
Roxio Consumer Software	$—	$14,062	$5,295	$22,776
Pre-tax loss from operations:
Previous Software	$(1,081)	$(88)	$(1,830)	$(331)
Roxio Consumer Software	(852)	(3,701)	(449)	(4,629)
Pre-tax (loss) gain on disposal of business units	—	—	363	—
Income tax expense (1)	—	—	(6,014)	—
Loss from discontinued operations, net of tax	$(1,933)	$(3,789)	$(7,930)	$(4,960)

(1) The income tax expense recorded in discontinued operations for the six months ended June 30, 2012, is primarily the result of establishing a deferred tax liability to reflect the disposal of tax basis goodwill in the Roxio Consumer Software business which was sold in the first quarter of 2012.

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
In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. The debt discount is being amortized through February 2015, which represents the first date the 2040 Convertible notes can be called by the Company or put to the Company by the noteholders. During the six months ended June 30, 2011, the Company repurchased a total of $93.8 million in par value of the 2040 Convertible Notes for $127.5 million. In connection with the repurchases, the Company recorded a $6.2 million loss on debt redemption during the six months ended June 30, 2011. The Company did not repurchase any of the 2040 Convertible Notes during the six months ended June 30, 2012.
As of June 30, 2012 and December 31, 2011, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of June 30, 2012 and December 31, 2011, the unamortized discount on the 2040 Convertible Notes was $34.9 million and $40.7 million, respectively, resulting in a carrying amount of $256.1 million and $250.3 million, respectively. During the three and six months ended June 30, 2012, the Company recorded $3.0 million and $5.9 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount. During the three and six months ended June 30, 2011, the Company recorded $3.5 million and $7.6 million, of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount.
Convertible Senior Notes Due 2011
In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par. During the six months ended June 30, 2011, the

Company repurchased a total of $106.3 million in par value of the 2011 Convertible Notes for $221.1 million. In connection with the repurchases, the Company recorded $3.2 million in losses on debt redemption during the six months ended June 30, 2011. In August 2011, the remaining 2011 Convertible Notes with a par value of $28.4 million were converted by the noteholders. In connection with the conversion, the Company issued 0.5 million shares of its common stock and paid $28.4 million in cash to the noteholders.
In accordance with ASC 470, the Company separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. During the three and six months ended June 30, 2011, the Company recorded $0.4 million and $1.3 million of interest expense, respectively, for the 2011 Convertible Notes related to the amortization of the discount.
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
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Loan Parties to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Beginning in 2013, the Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. As of June 30, 2012, Term Loan A-1, Term Loan A-2 and Term Loan B-2 carrying values were $425.5 million, $214.0 million and $580.7 million, net of discount, respectively.
The Company accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows between Term Loan B-1 and Term Loan B-2 was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors, have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2012. In addition, during the six months ended June 30, 2012, the Company realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt discount and the unamortized debt issuance costs related to investors who did not reinvest in Term Loan B-2.
Debt Repurchase Program
In connection with the issuance of Term Loan A-2 and Term Loan B-2, the Company's Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. During the six months ended June 30, 2012, the Company did not repurchase any debt under the May 2011 authorization. As of June 30, 2012, the Company had $210.1 million remaining under its existing debt repurchase authorization.

The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of June 30, 2012:

	Carrying Value	Par Value
Term Loan A-1	$425,541	$427,500
Term Loan A-2	214,050	215,000
Term Loan B-2	580,709	583,538
2040 Convertible Notes	256,143	290,990
	$1,476,443	$1,517,028

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of June 30, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$54,863	$—	$—	$54,863
Cash equivalents - Money markets	333,758	—	—	333,758
Cash equivalents - Corporate debt securities	25,583	—	(3)	25,580
Total cash and cash equivalents	$414,204	$—	$(3)	$414,201
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,646)	$14,054
Corporate debt securities	259,741	66	(144)	259,663
Foreign government obligations	22,275	47	(2)	22,320
U.S. Treasury/Agencies	241,413	25	(58)	241,380
Total available-for-sale investments	$539,129	$138	$(1,850)	$537,417
Total cash, cash equivalents and investments				$951,618

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,766	$—	$—	$50,766
Cash equivalents - Money markets	86,014	—	—	86,014
Total cash and cash equivalents	$136,780	$—	$—	$136,780
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,386)	$14,314
Corporate debt securities	158,729	117	(206)	158,640
Foreign government obligations	37,764	17	(24)	37,757
U.S. Treasury/Agencies	137,940	80	(31)	137,989
Total available-for-sale investments	$350,133	$214	$(1,647)	$348,700
Total cash, cash equivalents and investments				$485,480
As of June 30, 2012, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$484,547
Due in 1-2 years	64,396
Due in 2-3 years	—
Due in greater than 3 years	14,054
Total	$562,997

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at June 30, 2012 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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

In October 2011, the Company entered into swaps with a notional amount of $300.0 million. These swaps have an effective date of June 2013, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.81% for the three month settlement period ending September 2013, to 2.65% for the final settlement period ending in January 2016 and receives a floating rate of three month USD-LIBOR-BBA. These swaps expire in January 2016. In May 2012, the Company entered into swaps with a notional amount of $197.0 million. These swaps have an effective date of January 2014, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.58% for the three month settlement period ending June 2014, to 1.65% for the final settlement period ending in January 2016 and receives a floating rate of one month USD-LIBOR-BBA. These swaps expire in January 2016. In May 2012, the Company entered into additional swaps with a notional amount of $215.0 million. These swaps have an effective date of April 2014, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.65% for the three month settlement period ending June 2014, to 2.11% for the final settlement period ending in March 2017 and receives a floating rate of one month USD-LIBOR-BBA. These swaps expire in March 2017. The Company entered into these swaps to effectively fix the future interest rate on a portion of its Senior Secured Term Loan.

In June 2012, the Company entered into several zero cost foreign currency collars to reduce its risk from future Euro appreciation.  Under these collars, the Company purchased an option to buy 0.5 million Euros for $0.65 million (a strike price of 1.30 USD / EUR) each month from July 2012 to June 2013.  The Company also sold puts which could require it to buy 0.5 million Euros for $0.61 million (a strike price of 1.23 USD / EUR) each month from July 2012 to June 2013.
The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of

Operations. During the three months ended June 30, 2012 and 2011, the Company recorded a loss of $6.3 million and $0.7 million, respectively, and during the six months ended June 30, 2012 and 2011, the Company recorded a loss of $6.4 million and $0.6 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 8.

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
The Company values its interest rate swaps using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings.
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
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at June 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$333,758	$333,758	$—	$—
Corporate debt securities (2)	272,151	—	272,151	—
Foreign government obligations (3)	22,320	—	22,320	—
U.S. Treasuries / Agencies (3)	190,076	—	190,076	—
Non-Current Assets
Auction rate securities (4)	14,054	—		14,054
Corporate debt securities (4)	13,092	—	13,092	—
Foreign government obligations (4)	—	—	—	—
U.S. Treasuries / Agencies (4)	51,304	—	51,304	—
Interest rate swaps and caps (5)	4,996	—	4,996	—
Total	$901,751	$333,758	$553,939	$14,054

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)
Includes $25.6 million included in cash and cash equivalents and $246.6 million included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(5)
Included in other assets on the Condensed Consolidated Balance Sheet. As of June 30, 2012, the fair value of the Company's interest rate swaps and caps in an asset position was $29.3 million and the fair value in a liability position was $24.3 million. These amounts have been recorded on a net basis on the Company's balance sheet.

As of December 31, 2011, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$86,014	$86,014	$—	$—
Corporate debt securities (2)	150,458	—	150,458	—
Foreign government obligations (2)	19,757	—	19,757	—
U.S. Treasuries / Agencies (2)	113,218	—	113,218	—
Non-Current Assets		—	—	—
Auction rate securities (3)	14,314	—	—	14,314
Corporate debt securities (3)	8,182	—	8,182	—
Foreign government obligations (3)	18,000	—	18,000	—
U.S. Treasuries / Agencies (3)	24,771	—	24,771	—
Interest rate swaps and caps (4)	16,433	—	16,433	—
Total assets	$451,147	$86,014	$350,819	$14,314

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)
Included in other assets on the Condensed Consolidated Balance Sheet. As of December 31, 2011, the fair value of the Company's interest rate swaps and caps in an asset position was $29.8 million and the fair value in a liability position was $13.4 million. These amounts have been recorded on a net basis on the Company's balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities as of June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$14,054	$17,655	$14,314	$14,999
Acquired ARS-Sonic Solution Acquisition	—	246	—	3,002
Unrealized gain (loss) included in accumulated other comprehensive income	—	9	(260)	9
Realized gain on settlement	—	51	—	51
Settlements	—	(960)	—	(1,060)
Balance at end of period	$14,054	$17,001	$14,054	$17,001

The fair value of the Company’s outstanding debt at June 30, 2012 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$425,541	$423,225
Term Loan A-2	214,050	211,238
Term Loan B-2	580,709	576,283
2040 Convertible Notes (1)	256,143	279,787
	$1,476,443

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION
Stock Options Plans
The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and the Sonic Solutions 2004 Equity Compensation Plan, amended and restated July 2010 (the "2004 Sonic Plan").
As of June 30, 2012, the Company had a total of 31.8 million shares reserved and 7.6 million shares available for issuance under the 2008 Plan, 2000 Plan and 2004 Sonic Plan.
These equity plans provide for the grant of stock options, restricted stock awards, restricted stock units and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the period ended June 30, 2012, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the period ended June 30, 2012 have a contractual term of seven years.
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of June 30, 2012, the number of restricted stock awards outstanding and unvested was 3.2 million.
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
As of June 30, 2012, the Company had reserved, and available for future issuance, 5.0 million shares of common stock under the ESPP.
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
Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin

No. 110. For options granted after July 15, 2008, the Company changed its standard vesting terms from three to four years and its contractual term from five to seven years. Since the Company did not have sufficient data for options with four year vesting terms and seven year contractual life, the simplified method was used to calculate the expected term. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Option Plans:
Dividends	0	0	0	0
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Risk free interest rate	0.7%	1.8%	0.7%	1.9%
Volatility rate	49%	39%	46%	43%
ESPP Plan:
Dividends	N/A	N/A	N/A	N/A
Expected term	N/A	N/A	1.3 years	1.3 years
Risk free interest rate	N/A	N/A	0.3%	0.4%
Volatility rate	N/A	N/A	50%	37%

The weighted average per share fair value of equity-based awards are as follows:
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average fair value:
Option grants	$10.60	$18.39	$11.53	$20.72
Employee purchase share rights	N/A	N/A	$6.03	$19.36
Restricted stock award grants	$25.89	$48.55	$33.00	$53.06

As of June 30, 2012, there was $143.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.8 years.
The total intrinsic value of options exercised during the three and six months ended June 30, 2012, was $1.4 million and $3.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2011	$1,364,145
Acquisition of Snapstick	14,078
Changes due to foreign currency exchange rates and other	(374)
Goodwill, net at June 30, 2012	$1,377,849
The Company assesses its goodwill for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determines the fair value of its reporting units using a discounted cash flow approach and / or a market approach and compares it to the carrying amount of the reporting units at the date of the impairment analysis. The Company’s publicly traded equity is a key input in determining the fair value of its reporting units. As of June 30, 2012, the Company's market capitalization exceeded its GAAP equity by approximately $0.5 billion. An other than temporary decline in the value of the Company’s publicly traded equity and / or a significant decrease in the Company’s future business prospects could require the Company to record a goodwill and / or intangible asset impairment charge in the future. The Company did not record any goodwill impairment charges to its continuing operations for any of the periods presented.
The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$899,421	$(306,830)	$592,591
Existing contracts and customer relationships	167,524	(45,182)	122,342
Content databases and other	66,997	(29,727)	37,270
Trademarks / Tradenames	25,300	(10,603)	14,697
	$1,159,242	$(392,342)	$766,900
	December 31, 2011
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,420	$(267,913)	$627,507
Existing contracts and customer relationships	167,524	(34,426)	133,098
Content databases and other	63,687	(24,790)	38,897
Trademarks / Tradenames	25,300	(9,753)	15,547
	$1,151,931	$(336,882)	$815,049

As of June 30, 2012, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2012	$55,173
2013	103,436
2014	96,012
2015	87,717
2016	85,103
Thereafter	339,459
Total amortization expense	$766,900

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Q1 2012 Restructuring Action
In connection with a review of the Company's operations, the Company reorganized certain parts of its sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012, all of which have been paid.
Sonic Acquisition Restructuring Plan

In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. These restructuring actions occurred throughout 2011 and resulted in a restructuring charge of $8.1 million, which included $4.4 million for employee severance, $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options, $1.4 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.3 million in asset impairment charges for the year ended December 31, 2011. Of the total 2011 restructuring charge of $8.1 million, $7.3 million related to our continuing operations and $0.8 million related to discontinued operations. The Company recorded $2.5 million of these restructuring charges during the first quarter of 2011, which included $1.5 million for employee severance and $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options. Of such $2.5 million restructuring charge, $2.1 million related to our continuing operations and $0.4 million related to discontinued operations. During the second quarter of 2011 the Company recorded an additional $1.4 million of restructuring charges, which included $1.3 million for employee severance and $0.1 million in asset impairment charges. Of such $1.4 million restructuring charge, $1.3 million related to our continuing operations and $0.1 million related to discontinued operations.

During the first quarter of 2012, the Company recorded an additional $0.6 million in restructuring charges to its continuing operations, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space. As of June 30, 2012, $0.3 million of the Sonic acquisition restructuring costs remain unpaid and primarily relate to the future lease payments for abandoned office space.

BD+

On July 1, 2011, the Company sold its BD+ technology assets. In conjunction with the disposition of the BD+ technology assets, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets during the three months ended June 30, 2011.

NOTE 12 – EARNINGS PER SHARE (EPS)
ASC 260 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method. The Company’s non-vested restricted stock awards granted prior to June 30, 2009, qualify as participating securities.
Basic net EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. The calculation of earnings per common share and diluted earnings per common share is presented below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per common share
(Loss) income from continuing operations	$(16,616)	$(6,939)	$(15,228)	$11,267
Income allocated to participating securities	—	—	—	(27)
(Loss) income allocated to common shareholders from continuing operations	$(16,616)	$(6,939)	$(15,228)	$11,240
Discontinued operations, net of tax	$(1,933)	$(3,789)	$(7,930)	$(4,960)
Loss allocated to participating securities	—	—	—	12
Discontinued operations allocated to common shareholders	$(1,933)	$(3,789)	$(7,930)	$(4,948)
Net (loss) income	$(18,549)	$(10,728)	$(23,158)	$6,307
Income allocated to participating securities	—	—	—	(15)
Net (loss) income allocated to common shareholders	$(18,549)	$(10,728)	$(23,158)	$6,292
Weighted average basic common shares outstanding	107,035	110,992	107,284	109,673
(Loss) income per common share from continuing operations	$(0.16)	$(0.06)	$(0.14)	$0.10
Loss per common share from discontinued operations	(0.01)	(0.04)	(0.08)	(0.04)
Net (loss) income per common share	$(0.17)	$(0.10)	$(0.22)	$0.06
Diluted earnings per common share
(Loss) income from continuing operations	$(16,616)	$(6,939)	$(15,228)	$11,267
Income allocated to participating securities	—	—	—	(25)
(Loss) income allocated to common shareholders from continuing operations	$(16,616)	$(6,939)	$(15,228)	$11,242
Discontinued operations, net of tax	$(1,933)	$(3,789)	$(7,930)	$(4,960)
Loss allocated to participating securities	—	—	—	11
Discontinued operations allocated to common shareholders	$(1,933)	$(3,789)	$(7,930)	$(4,949)
Net (loss) income	$(18,549)	$(10,728)	$(23,158)	$6,307
Income allocated to participating securities	—	—	—	(14)
Net (loss) income allocated to common shareholders	$(18,549)	$(10,728)	$(23,158)	$6,293
Weighted average diluted common shares outstanding	107,035	110,992	107,284	109,673
Dilutive potential common shares	—	—	—	6,460
Weighted average diluted common shares outstanding	107,035	110,992	107,284	116,133
(Loss) income per common share from continuing operations	$(0.16)	$(0.06)	$(0.14)	$0.09
Loss per common share from discontinued operations	(0.01)	(0.04)	(0.08)	(0.04)
Net (loss) income per common share	$(0.17)	$(0.10)	$(0.22)	$0.05

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	5,207	5,501	4,685	223
Restricted stock	3,496	1,748	2,749	1
Convertible notes (1)	6,144	9,080	6,144	—
Total weighted average potential common shares excluded from diluted net earnings per share	14,847	16,329	13,578	224

(1)	See Note 5 for additional details.

NOTE 13 – INCOME TAXES
The Company recorded income tax expense from continuing operations for the three and six months ended June 30, 2012, of $1.9 million and $6.4 million, respectively, which were impacted by a U.S. loss for which no tax benefit was recorded. A discrete tax expense of $4.8 million was recorded for the six months ended June 30, 2012, as a result of the net increase in valuation allowance on the Company's deferred tax assets resulting from the sale of the Roxio Consumer Software business and the acquisition of Snapstick.
Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
The Company recorded an income tax expense from continuing operations for the three months ended June 30, 2011, of $5.0 million, including a discrete tax expense of $2.6 million, resulting from an increase in its deferred tax asset valuation allowance associated with the $13.5 million BD+ intangible asset impairment charge. For the six months ended June 30, 2011, the Company recorded an income tax benefit of $9.4 million, primarily due to discrete tax benefits relating to the net reduction in its deferred tax asset valuation allowance resulting from the Company’s acquisitions of Sonic and SideReel, the loss on its debt redemptions and the BD+ intangible asset impairment charge. The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance. The change in the Company's pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting under ASC 805 and has been credited to income tax expense.
During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement the Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. At June 30, 2012, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at June 30, 2012.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

NOTE 14 – STOCK REPURCHASE PROGRAM
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. During the six months ended June 30, 2012, the Company repurchased 2.4 million shares of its common stock for $62.1 million and as of June 30, 2012, had $312.9 million remaining under its existing stock repurchase program. As of June 30, 2012, treasury stock consisted of 15.5 million shares of common stock that had been repurchased, with a cost basis of approximately $544.6 million.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Indemnifications
In the normal course of business, the Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services, provided the licensee is not in violation of the terms and conditions of the agreement and / or additional performance or other requirements for such indemnification. In some cases, the Company may receive tenders of defense and indemnity arising out of products that are no longer provided by the Company due to having divested certain assets, but which were previously licensed by the Company. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement, however some license agreements, including those with the Company's largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect the Company's results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its future results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by Company's management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.
Overview
We are focused on powering the discovery, delivery, display and monetization of digital entertainment. We provide a broad set of integrated solutions that are embedded in our customers' products and services and used by end consumers to simplify and guide and enhance their interaction with digital entertainment. Our offerings enable discovery; video display and delivery; and advertising. Content discovery solutions include interactive program guides (“IPGs”), recommendations and search capability, device management, media recognition technologies and licensing of our extensive database of descriptive information about television, movie, music, books, and game content. Video display and delivery solutions include video compression-decompression technology (“codecs”), the Rovi Entertainment Store video delivery solution, content authoring solutions, and content protection technologies and services. Advertising solutions include IPG advertising, the Rovi Advertising Network and advertising on consumer websites operated by us.  In addition to offering Company developed IPGs, our customers may also license our patents and deploy their own IPG or a third party IPG. Our solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers globally.

We group our revenue into the following categories - (i) service providers, (ii) CE manufacturers, and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues advertising revenue generated from our service provider IPGs and consumer websites such as AllRovi.com and SideReel.com. CE manufacturers includes license revenue received from consumer electronics companies for our IPG, DivX, ACP, VCR Plus+ and media recognition technologies, as well as license revenue for our IPG patents, Rovi Cloud Services and advertising revenue from our CE IPGs or the Rovi Ad Network. Other includes the Rovi Entertainment Store, MainConcept, content authoring solutions, as well as our business of licensing our extensive database of descriptive information about television, movie, music and video game content and our entertainment company content protection products.

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

	Three Months Ended June 30,
	2012	2011	Change $	Change %
Revenues:
Service providers	$77,607	$74,449	3,158	4%
CE manufacturers	64,841	85,607	(20,766)	(24)%
Other	15,869	18,920	(3,051)	(16)%
Total revenues	158,317	178,976	(20,659)	(12)%
Costs and expenses:
Cost of revenues	31,436	26,482	4,954	19%
Research and development	42,275	41,810	465	1%
Selling, general and administrative	43,195	49,865	(6,670)	(13)%
Depreciation	5,728	5,074	654	13%
Amortization of intangible assets	27,878	28,754	(876)	(3)%
Restructuring and asset impairment charges	—	14,838	(14,838)	(100)%
Total costs and expenses	150,512	166,823	(16,311)	(10)%
Operating income from continuing operations	7,805	12,153	(4,348)	(36)%
Interest expense	(16,405)	(14,178)	(2,227)	16%
Interest income and other, net	187	1,122	(935)	(83)%
Debt modification expense	(32)	—	(32)	NA
Loss on interest rate swaps and caps, net	(6,308)	(697)	(5,611)	805%
Loss on debt redemption	—	(348)	348	(100)%
Loss from continuing operations before taxes	(14,753)	(1,948)	(12,805)	657%
Income tax expense	1,863	4,991	(3,128)	(63)%
Loss from continuing operations, net of tax	(16,616)	(6,939)	(9,677)	139%
Loss from discontinued operations, net of tax	(1,933)	(3,789)	1,856	(49)%
Net loss	$(18,549)	$(10,728)	(7,821)	73%

	Six Months Ended June 30,
	2012	2011	Change $	Change %
Revenues:
Service providers	$156,961	$147,292	9,669	7%
CE manufacturers	140,510	149,748	(9,238)	(6)%
Other	35,837	34,677	1,160	3%
Total revenues	333,308	331,717	1,591	—%
Costs and expenses:
Cost of revenues	61,223	49,218	12,005	24%
Research and development	86,726	72,992	13,734	19%
Selling, general and administrative	86,755	94,122	(7,367)	(8)%
Depreciation	11,126	9,733	1,393	14%
Amortization of intangible assets	55,477	52,778	2,699	5%
Restructuring and asset impairment charges	1,372	16,920	(15,548)	(92)%
Total costs and expenses	302,679	295,763	6,916	2%
Operating income from continuing operations	30,629	35,954	(5,325)	(15)%
Interest expense	(28,553)	(27,164)	(1,389)	5%
Interest income and other, net	1,797	3,106	(1,309)	(42)%
Debt modification expense	(4,496)	—	(4,496)	NA
Loss on interest rate swaps and caps, net	(6,412)	(612)	(5,800)	948%
Loss on debt redemption	(1,758)	(9,418)	7,660	(81)%
(Loss) income from continuing operations before taxes	(8,793)	1,866	(10,659)	(571)%
Income tax expense (benefit)	6,435	(9,401)	15,836	(168)%
(Loss) income from continuing operations, net of tax	(15,228)	11,267	(26,495)	(235)%
Loss from discontinued operations, net of tax	(7,930)	(4,960)	(2,970)	60%
Net (loss) income	$(23,158)	$6,307	(29,465)	(467)%
Service Providers Revenue
For the three months ended June 30, 2012, revenue from service providers increased by 4%, compared to the same period in the prior year. For the six months ended June 30, 2012, revenue from service providers increased by 7%, compared to the same period in the prior year. These increases were primarily due to an increase in IPG product revenues which benefited from continued domestic digital subscriber growth and rate increases on renewed agreements. Also contributing to the growth was an increase in advertising revenue. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased advertising revenue.
CE Manufacturers Revenue
For the three months ended June 30, 2012, revenue from the sale of our products and licensing of our patents to CE manufacturers decreased by 24% compared to the same period in the prior year. This decrease was primarily due to the anticipated decrease in analog content protection (ACP) revenue. CE sales in the second quarter of 2012 were also impacted by fewer significant new IPG patent licensing agreements that included catch-up payments to make us whole for the pre-license period of use by the licensee and a reduction in royalty-bearing unit sales reported by many device manufacturers. For the six months ended June 30, 2012, revenue decreased by 6% compared to the same period in the prior year. This decrease was primarily due to a significant decrease in ACP revenue partially offset by 2012 including DivX product revenue for the full six month period while 2011 only included DivX product revenue subsequent to the Sonic acquisition (see Notes 1 and 3 to the Condensed Consolidated Financial Statements). The six months ended June 30, 2012, also included revenue from a license agreement which allows one of our licensees to incorporate certain legacy DivX profiles in specified legacy device types in perpetuity. For the remainder of 2012, we anticipate revenue from CE manufacturers will decline, as compared to the same period in 2011. This decrease is expected to be due to a decline in ACP revenue and, unless the Company enters into new IPG licensing agreements with additional major CE manufacturers currently not under contract, a decrease in CE IPG patent revenue due to the absence of significant new licensing agreements that include catch-up payments to make us whole for the pre-license period of use by the licensee.

Other Revenue
For the three months ended June 30, 2012, other revenue decreased from the same period in the prior year primarily due to a decline in analog content protection revenue from entertainment companies. For the six months ended June 30, 2012, other revenue increased compared to the same period in the prior year primarily due to 2012 including Rovi Entertainment Store and MainConcept sales for the full six month period, while 2011 only included revenue from these products subsequent to them being acquired as part of the Sonic acquisition. This increase was offset by the continued decline in content protection revenue from entertainment companies. Going forward, we anticipate increases in revenues from our Rovi Entertainment Store, however, we anticipate these increases will be partially offset by the decline in content protection revenue from entertainment companies.
Cost of Revenues
For the three months ended June 30, 2012, cost of revenues increased from the same period in the prior year primarily due to an increase in patent litigation expenses. For the six months ended June 30, 2012, cost of revenues increased compared to the same period in the prior year primarily due to 2012 including costs related to the acquired Sonic operations for the full six month period, while 2011 only included costs from the Sonic operations subsequent to the Sonic acquisition. Also contributing to the increase in the first six months of 2012 is an increase in patent litigation costs.
Research and Development
For the three months ended June 30, 2012, research and development expenses were relatively flat compared to the same period in the prior year. For the six months ended June 30, 2012, research and development expenses increased from the same period in the prior year primarily due to 2012 including costs related to the acquired Sonic operations for the full six month period, while 2011 only included costs from the Sonic operations subsequent to the Sonic acquisition.
Selling, General and Administrative
For the three and six months ended June 30, 2012, selling, general and administrative expenses decreased from the same periods in the prior year primarily due to savings from Sonic acquisition synergies and the prior year including Sonic acquisition transaction and integration costs.
Amortization of Intangible Assets
For the three months ended June 30, 2012, amortization of intangible assets decreased slightly from the same period in the prior year. For the six months ended June 30, 2012, amortization of intangible assets increased primarily due to amortization related to the intangible assets acquired in the Sonic acquisition.
Restructuring and Asset Impairment Charges
In connection with a recent review of our operations, we reorganized certain parts of our sales and product development groups. These actions resulted in severance charges of $0.8 million for the first quarter of 2012. In addition, during the first quarter of 2012, we recorded an additional $0.6 million in Sonic acquisition related restructuring charges, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space (See Note 11 to the Condensed Consolidated Financial Statements).
In conjunction with the Sonic acquisition, in the first quarter of 2011, management acted upon a plan to restructure certain Sonic operations resulting in a restructuring charge from continuing operations of $2.1 million (See Note 11 to the Condensed Consolidated Financial Statements). During the second quarter of 2011, additional restructuring actions were implemented resulting in a restructuring charge from continuing operations and asset impairment charge of $1.2 million and $0.1 million, respectively.
During the second quarter of 2011, we recorded a $13.5 million impairment charge related to our BD+ intangible assets, which were sold July 1, 2011.
Interest Expense
For the three and six months ended June 30, 2012, interest expense increased 16% and 5% compared to the same periods in the prior year. The increase in interest expense was primarily due to an increase in the average debt outstanding.

Interest Income and Other, Net
For the three and six months ended June 30, 2012, interest income and other, net decreased as compared to the same periods in the prior year primarily due to 2012 including foreign exchange losses while the same periods in 2011 included foreign exchange gains.
Loss on Debt Redemption and Debt Modification Expense
On March 29, 2012, we borrowed $800 million consisting of (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”) (see Note 5 to the Condensed Consolidated Financial Statements). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. We accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors have been recorded as debt modification expenses for the six months ended June 30, 2012. In addition, during the first quarter of 2012, we realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt issuance costs and unamortized discount related to investors who did not reinvest in Term Loan B-2.

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
Loss on interest rate swaps and caps, net
We have not designated any of our interest rate swaps, caps or foreign currency collars as hedges and therefore record the changes in fair value of these instruments in our condensed consolidated statements of operations (see Note 7 to the Condensed Consolidated Financial Statements). Loss on interest rate swaps and caps, net for the three and six months ended June 30, 2012, is primarily due to a decrease in the fair value of our swaps under which we have agreed to pay a fixed rate and receive a floating rate, as there has been a decline in future expected LIBOR rates.
Income Taxes
We recorded income tax expense from continuing operations for the three and six months ended June 30, 2012, of $1.9 million and $6.4 million, respectively, which were impacted by a U.S. loss for which no tax benefit was recorded. A discrete tax expense of $4.8 million was recorded for the six months ended June 30, 2012, as a result of the net increase in valuation allowance on the Company's deferred tax assets resulting from the sale of the Roxio Consumer Software business and the acquisition of Snapstick.
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
Discontinued Operations
Discontinued operations includes the Roxio Consumer Software business and expenses we recorded for indemnification claims related to the Company’s previous software business which included the FLEXnet, InstallShield and AdminStudio software tools which were disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).

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

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2012, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities decreased to $79.2 million for the six months ended June 30, 2012, from $102.0 million in the same period in the prior year. This decrease was primarily due to a decline in operating income before depreciation, amortization of intangible assets and asset impairment charges. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2011 Annual Report on Form 10-K.
Net cash used in investing activities from continuing operations was $207.0 million for the six months ended June 30, 2012, as compared to $409.5 million in the same period in the prior year. The six months ended June 30, 2012, included $189.4 million in net marketable securities purchases, $11.1 million in capital expenditures and the $20.0 million Snapstick acquisition, partially offset by the receipt of $13.5 million from the sale of the Roxio Consumer Software business. Included in 2011 investing activities was $433.8 million (net of cash acquired) used to acquire Sonic, SideReel and DigiForge, $6.9 million in capital expenditures partially offset by $33.0 million in net marketable securities sales. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $23 million and $28 million for the full year in 2012.
Net cash provided by financing activities from continuing operations increased to $416.9 million for the six months ended June 30, 2012, from $262.9 million in the same period in the prior year. During the six months ended June 30, 2012, we borrowed an additional $800 million ($788.5 million, net of issuance costs and discounts) under our Amended and Restated Credit Facility described below. In addition, we received $11.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. These receipts were partially offset by using $297.8 million to pay off the preexisting Term Loan B-1 under our Initial Credit Agreement described below, $23.9 million in mandatory payments on the senior secured term loans and repurchasing $62.1 million of our common stock. During the six months ended June 30, 2011, we borrowed $750 million under our Initial Credit Agreement, which provided $733.2 million in cash, net of discounts and issuance costs. During the same period, we used cash to repurchase $93.8 million in par value of our 2040 Convertible Notes for $127.5 million, repurchase $106.3 million in par value of our 2011 Convertible Notes for $221.1 million and repurchase $161.2 million of our common stock.
As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of June 30, 2012, $291.0 million par value of the 2040 Convertible Notes remain outstanding.
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
Upon conversion, a holder will receive the conversion value of the 2040 Convertible Notes, converted based on the conversion rate multiplied by the volume weighted average price of our common stock over a specified observation period following the conversion date. The conversion value of each 2040 Convertible Note will be paid in cash up to the aggregate principal amount of the 2040 Convertible Notes to be converted and shares of common stock to the extent the conversion value exceeds the principal amount of the converted note. Upon the occurrence of a fundamental change (as defined in the indenture), the holders may require us to repurchase for cash all or a portion of their 2040 Convertible Notes at a price equal to 100% of the principal amount of the 2040 Convertible Notes being repurchased plus accrued interest, if any. In addition, following certain corporate events that occur prior to February 20, 2015, the conversion rate will be increased for holders who elect to convert their notes in connection with such a corporate event in certain circumstances.
On February 7, 2011, the Company and certain subsidiaries, as borrowers or guarantors entered into a credit agreement (the "Initial Credit Agreement"), pursuant to which we jointly borrowed $750 million. The Initial Credit Agreement provided for a 5-year $450 million term loan (“Term Loan A-1”) and a 7-year $300 million term loan (“Term Loan B-1”). The term loans are secured by substantially all of our assets. On March 29, 2012, the Initial Credit Agreement was amended and restated (the "Amended and Restated Credit Agreement") to provide for two new tranches of term loans totaling $800 million: (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. The Term Loan A-1 and Term Loan A-2 require annual amortization payments and mature on February 7, 2016 and March 29, 2017, respectively. Term Loan B-2 requires quarterly amortization payments and matures on March 29, 2019. Term Loan A-1 bears interest, at our election, at either prime rate plus an applicable margin equal to 1.5% per annum or LIBOR plus an applicable margin equal to 2.5% per annum, and was issued at a discount of $2.8 million to par value. Term Loan A-2 bears interest, at our election, at either the prime rate plus an applicable margin equal to 1.25% per annum or LIBOR plus an applicable margin equal to 2.25% per annum, and was issued at a discount of $1.0 million to par value. Term Loan B-2 bears interest, at our election, at either the prime rate plus an applicable margin equal to 2.0% per annum or LIBOR plus an applicable margin equal to 3.0% per annum (subject to a 1.0% LIBOR floor) and was issued at a discount of $2.9 million to par value. The applicable margin for Term Loan B-2 is subject to reduction by 0.25% based upon the Company's total leverage ratio.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require us to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Beginning in 2013, the Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. As of June 30, 2012, Term Loan A-1, Term Loan A-2 and Term Loan B-2 carrying values were $425.5 million, $214.0 million and $580.7 million, net of discount, respectively.
In connection with the issuance of Term Loan A-2 and Term Loan B-2, our Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. As of June 30, 2012, we had $210.1 million remaining under our existing debt repurchase authorization.
In November 2011, our Board of Directors authorized the repurchase of up to $400 million of our common stock. During the six months ended June 30, 2012, we repurchased 2.4 million shares of our common stock for $62.1 million and as of June 30, 2012, had $312.9 million remaining under our existing stock repurchase program.
As of June 30, 2012, we had $414.2 million in cash and cash equivalents, $459.0 million in short-term investments and $78.5 million in long-term marketable securities. Of these amounts, $278.7 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with only a minimal tax impact.
We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.

Contractual Obligations
As discussed above, on March 29, 2012, we borrowed an additional $800 million under our Amended and Restated Credit Agreement. The following summarizes our contractual obligations related to our borrowing and the associated interest payments as of June 30, 2012 (in thousands):

	Total Payments	Rest of 2012	2013 - 2014	2015 - 2016	Thereafter
Debt (1)	$1,517,028	$2,925	$100,700	$705,690	$707,713
Interest payments on debt(2)	$236,315	$24,471	$93,269	$67,665	$50,910
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
Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $896.8 million as of June 30, 2012. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At June 30, 2012, the fair value of our auction rate securities portfolio totaled approximately $14.1 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for several years due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.7 million decrease in the fair value of our fixed income available-for-sale securities as of June 30, 2012.
While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.
Foreign Currency Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Many of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to the respective currency collected. We have also entered into foreign currency collars to hedge our exposure to increases in the Euro (see Note 7 to the Condensed Consolidated Financial Statements.)
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
Interest Rate Swaps and Caps. We have entered into a number of interest rate swaps. Under these swaps we have generally agreed to pay interest at a fixed rate and receive a floating rate from the counterparties. The terms of these interest rate swaps are more fully described in Note 7 to the Condensed Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of its equity securities during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2012 to April 30, 2012	—	—	—	$363.0
May 1, 2012 to May 31, 2012	884,010	$25.65	884,010	$340.3
June 1, 2012 to June 30, 2012	1,178,047	$23.25	1,178,047	$312.9
Total	2,062,057	$24.28	2,062,057	$312.9

(1)	In November 2011, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's common stock. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01*	Executive Severance and Arbitration Agreement with Peter C. Halt dated June 4, 2012.				X
31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

*Management contract or compensatory plan or arrangement.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	August 2, 2012	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:	August 2, 2012	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer