Form 10-Q
period 2012-09-30
Rovi Corp
filed 2012-11-01
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2012
Common stock, $0.001 par value	103,442,578

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$283,996	$136,780
Short-term investments	537,212	283,433
Trade accounts receivable, net	136,174	126,752
Taxes receivable	4,339	2,976
Deferred tax assets, net	12,338	32,152
Prepaid expenses and other current assets	40,111	15,056
Assets held for sale	—	20,344
Total current assets	1,014,170	617,493
Long-term marketable investment securities	89,592	65,267
Property and equipment, net	39,876	43,203
Finite-lived intangible assets, net	738,859	815,049
Other assets	25,018	41,610
Goodwill	1,378,429	1,364,145
Total assets	$3,285,944	$2,946,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,333	$107,037
Deferred revenue	20,069	16,460
Current portion of long-term debt	39,100	25,500
Liabilities held for sale	—	5,445
Total current liabilities	161,502	154,442
Taxes payable, less current portion	66,869	63,980
Long-term debt, less current portion	1,439,204	969,598
Deferred revenue, less current portion	2,190	4,041
Long-term deferred tax liabilities, net	22,316	36,267
Other non current liabilities	23,060	25,687
Total liabilities	1,715,141	1,254,015
Stockholders’ equity:
Common stock	125	123
Treasury stock	(634,570)	(482,479)
Additional paid-in capital	2,180,505	2,114,402
Accumulated other comprehensive income (loss)	209	(313)
Retained earnings	24,534	61,019
Total stockholders’ equity	1,570,803	1,692,752
Total liabilities and stockholders’ equity	$3,285,944	$2,946,767

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$169,574	$181,889	$502,882	$513,606
Costs and expenses:
Cost of revenues	32,724	28,931	93,947	78,149
Research and development	39,664	43,928	126,390	116,920
Selling, general and administrative	40,149	47,359	126,904	141,481
Depreciation	5,757	5,134	16,883	14,867
Amortization of intangible assets	27,839	28,767	83,316	81,545
Restructuring and asset impairment charges	4,514	1,911	5,886	18,831
Total costs and expenses	150,647	156,030	453,326	451,793
Operating income from continuing operations	18,927	25,859	49,556	61,813
Interest expense	(16,654)	(13,610)	(45,207)	(40,774)
Interest income and other, net	1,628	855	3,425	3,961
Debt modification expense	—	—	(4,496)	—
Loss on interest rate swaps and caps, net	(4,242)	(845)	(10,654)	(1,457)
Loss on debt redemption	—	—	(1,758)	(9,418)
(Loss) income from continuing operations before income taxes	(341)	12,259	(9,134)	14,125
Income tax expense (benefit)	13,737	6,790	20,172	(2,611)
(Loss) income from continuing operations, net of tax	(14,078)	5,469	(29,306)	16,736
Discontinued operations, net of tax	751	(3,716)	(7,179)	(8,676)
Net (loss) income	$(13,327)	$1,753	$(36,485)	$8,060
Basic earnings per share:
Basic (loss) income per share from continuing operations	$(0.14)	$0.05	$(0.28)	$0.15
Basic income (loss) per share from discontinued operations	0.01	(0.03)	(0.06)	(0.08)
Basic net (loss) income per share	$(0.13)	$0.02	$(0.34)	$0.07
Shares used in computing basic net earnings per share	103,307	108,771	105,948	109,369
Diluted earnings per share:
Diluted (loss) income per share from continuing operations	$(0.14)	$0.05	$(0.28)	$0.15
Diluted income (loss) per share from discontinued operations	0.01	(0.03)	(0.06)	(0.08)
Diluted net (loss) income per share	$(0.13)	$0.02	$(0.34)	$0.07
Shares used in computing diluted net earnings per share	103,307	111,897	105,948	114,718

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(13,327)	$1,753	$(36,485)	$8,060
Other comprehensive income, net of tax:
Foreign currency translation adjustment	767	794	390	988
Unrealized gains on investments, net	365	202	132	529
Other comprehensive income	1,132	996	522	1,517
Comprehensive (loss) income	$(12,195)	$2,749	$(35,963)	$9,577

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(36,485)	$8,060
Adjustments to reconcile net (loss) income to net cash provided by operations:
Loss from discontinued operations, net of tax	7,179	8,676
Change in fair value of interest rate swaps and caps, net of premium	20,232	13,871
Depreciation	16,883	14,867
Amortization of intangible assets	83,316	81,545
Asset impairment charge	1,050	15,535
Debt modification expense	4,496	—
Amortization of note issuance costs and convertible note discount	11,798	15,869
Equity-based compensation	50,381	45,299
Loss on debt redemption	1,758	9,418
Deferred taxes	(1,141)	(20,537)
Other, net	6,372	4,070
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(9,422)	(42,235)
Deferred revenue	1,758	2,638
Prepaid expenses, other current assets, and other assets	(21,150)	2,218
Income taxes	1,526	4,483
Accounts payable, accrued expenses, and other long-term liabilities	(9,702)	(21,328)
Net cash provided by operating activities of continuing operations	128,849	142,449
Net cash (used in) provided by operating activities of discontinued operations	(13,649)	8,803
Net cash provided by operating activities	115,200	151,252
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(602,315)	(340,257)
Sales or maturities of long and short-term marketable investments	326,653	451,268
Proceeds from sale of business	13,500	—
Purchases of property and equipment	(14,944)	(13,501)
Payments for acquisition, net of cash acquired	(19,989)	(433,733)
Other investing, net	(93)	(1,873)
Net cash used in investing activities of continuing operations	(297,188)	(338,096)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(297,188)	(338,096)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(323,175)	(378,603)
Sale of convertible bond call option and repurchase of warrant, net	—	3,696
Purchase of treasury stock	(152,092)	(312,566)
Proceeds from issuance of debt, net of issuance costs	788,532	733,153
Excess tax benefits associated with equity plans	228	1,874
Proceeds from exercise of options and employee stock purchase plan	15,151	51,806
Net cash provided by financing activities of continuing operations	328,644	99,360
Net cash used in financing activities of discontinued operations	—	—
Net cash provided by financing activities	328,644	99,360
Effect of exchange rate changes on cash	560	278
Net increase (decrease) in cash and cash equivalents	147,216	(87,206)
Cash and cash equivalents at beginning of period	136,780	200,195
Cash and cash equivalents at end of period	$283,996	$112,989
See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Rovi Corporation and its subsidiaries (collectively “Rovi” or the “Company”) are focused on powering the discovery, delivery, display and monetization of digital entertainment. The Company provides a broad set of integrated solutions that are embedded in the Company's customers' products and services and used by end consumers to simplify and guide and enhance their interaction with digital entertainment. The Company's offerings enable discovery; video display and delivery; and advertising. Content discovery solutions include interactive program guides (“IPGs”), recommendations and search capability, device management, media recognition technologies and licensing of the Company's extensive database of descriptive information about television, movie, music, books, and game content. Video display and delivery solutions include video compression-decompression technology (“codecs”), the Rovi Entertainment Store video delivery solution, content authoring solutions, and content protection technologies and services. Advertising solutions include IPG advertising, the Rovi Advertising Network and advertising on consumer websites operated by the Company.  In addition to offering Company developed IPGs, the Company's customers may also license the Company's patents and deploy their own IPG or a third party IPG. The Company's solutions are deployed by companies in the consumer electronics, cable and satellite, entertainment and online distribution markets and utilized by consumers globally.
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

NOTE 3 – ACQUISITIONS
2011 Acquisitions
Sonic Acquisition
On February 17, 2011, the Company acquired 100% of the outstanding common stock of Sonic in a cash and stock transaction. Sonic was a leading developer of technologies, products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms. Those businesses acquired through the Sonic acquisition that remain in continuing operations enhanced the Company’s offerings and continue to facilitate the next step forward in its strategy of allowing consumers who have found content they are seeking using its guides, technologies and metadata, to enjoy that content in multiple environments from multiple sources on multiple devices. The combination of the Company and Sonic also provides the opportunity for cost savings. The Company believes these factors support the amount of goodwill recorded in connection with the transaction.
The Company is accounting for the transaction under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic 805 “Business Combinations” (ASC 805). The total purchase price for Sonic was approximately $763.1 million.

Under the acquisition method, the total purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. The Company has made significant estimates and assumptions in determining the allocation of the purchase price.
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
For the nine months ended September 30, 2011, the Company incurred approximately $2.3 million in transaction costs related to the Sonic acquisition. These costs are included in selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. For the three months ended September 30, 2011, the acquired Sonic operations that remained in continuing operations generated approximately $27.7 million of revenue. For the period from acquisition to September 30, 2011, the acquired Sonic operations that remained in continuing operations generated approximately $67.7 million of revenue.
Other Acquisitions
On May 21, 2012, the Company acquired Snapstick, Inc. ("Snapstick") for approximately $20.0 million in cash. Snapstick has developed a software platform that allows consumers to use a mobile device or laptop to make content available on a TV monitor.
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
The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

	Three months ended September 30,	Nine months ended September 30,
	2011 (2)	2011 (1)
Net revenue	$181,889	$538,495
Operating income	$26,839	$66,849
Income (loss) from continuing operations, net of tax (1)	$6,429	$(2,327)
Basic income (loss) per share from continuing operations	$0.06	$(0.02)
Diluted income (loss) per share from continuing operations	$0.06	$(0.02)

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

(2)
The Company's GAAP results and pro forma GAAP results differ for the three months ended September 30, 2011, because the pro forma financial information assumes the acquisition of Sonic occurred on January 1, 2010, and the intangible asset amortization related to customer relationships acquired in the Sonic acquisition are not being recorded on a straight-line basis and therefore require adjustment.

NOTE 4 – DISCONTINUED OPERATIONS

On February 1, 2012, the Company sold its Roxio Consumer Software business for approximately $18 million. The results of operations and cash flows of the Roxio Consumer Software business have been reclassified to discontinued operations for all periods presented.
During the three and nine months ended September 30, 2012, the Company recorded $0.3 million and $2.1 million in expenses related to indemnification for IP infringement claims relating to the Company’s previous software business which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008. During the three and nine months ended September 30, 2011, the Company recorded $0.4 million and $0.7 million in expenses related to indemnification for IP infringement claims relating to this previous software business.
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue:
Roxio Consumer Software	$—	$14,605	$5,295	$37,381
Pre-tax loss from operations:
Previous Software	$(281)	$(393)	$(2,111)	$(724)
Roxio Consumer Software	—	(3,323)	(449)	(7,952)
Pre-tax gain on disposal of business units (1)	1,032	—	1,395	—
Income tax expense (2)	—	—	(6,014)	—
Gain (loss) from discontinued operations, net of tax	$751	$(3,716)	$(7,179)	$(8,676)

(1) The three and nine months ended September 30, 2012, include $1.0 million received to settle a note payable from TV Guide Magazine LLC, which was previously reserved for.

(2) The income tax expense recorded in discontinued operations for the nine months ended September 30, 2012, is primarily the result of establishing a deferred tax liability to reflect the disposal of tax basis goodwill in the Roxio Consumer Software business which was sold in the first quarter of 2012.

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

In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. The debt discount is being amortized through February 2015, which represents the first date the 2040 Convertible notes can be called by the Company or put to the Company by the noteholders. During the nine months ended September 30, 2011, the Company repurchased a total of $93.8 million in par value of the 2040 Convertible Notes for $127.5 million. In connection with the repurchases, the Company recorded a $6.2 million loss on debt redemption during the nine months ended September 30, 2011. The Company did not repurchase any of the 2040 Convertible Notes during the nine months ended September 30, 2012.
As of September 30, 2012 and December 31, 2011, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of September 30, 2012 and December 31, 2011, the unamortized discount on the 2040 Convertible Notes was $31.8 million and $40.7 million, respectively, resulting in a carrying amount of $259.2 million and $250.3 million, respectively. During the three and nine months ended September 30, 2012, the Company recorded $3.0 million and $8.9 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount. During the three and nine months ended September 30, 2011, the Company recorded $3.5 million and $11.1 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount.
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
In accordance with ASC 470, the Company separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. During the three and nine months ended September 30, 2011, the Company recorded $0.2 million and $1.5 million of interest expense, respectively, for the 2011 Convertible Notes related to the amortization of the discount.
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

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Loan Parties to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Beginning in 2013, the Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. As of September 30, 2012, the carrying values of Term Loan A-1, Term Loan A-2 and Term Loan B-2 were $425.7 million, $214.1 million and $579.3 million, net of discount, respectively.
The Company accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows between Term Loan B-1 and Term Loan B-2 was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors, have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2012, the Company realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt discount and the unamortized debt issuance costs related to investors who did not reinvest in Term Loan B-2.
Debt Repurchase Program
In connection with the issuance of Term Loan A-2 and Term Loan B-2, the Company's Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. During the nine months ended September 30, 2012, the Company did not repurchase any debt under the May 2011 authorization. As of September 30, 2012, the Company had $210.1 million remaining under its existing debt repurchase authorization.

The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of September 30, 2012:

	Carrying Value	Par Value
Term Loan A-1	$425,692	$427,500
Term Loan A-2	214,105	215,000
Term Loan B-2	579,342	582,075
2040 Convertible Notes	259,165	290,990
	$1,478,304	$1,515,565

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of September 30, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$54,042	$—	$—	$54,042
Cash equivalents - Money markets	226,146	—	—	226,146
Cash equivalents - Corporate debt securities	3,810	—	(2)	3,808
Total cash and cash equivalents	$283,998	$—	$(2)	$283,996
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,570)	$14,130
Corporate debt securities	342,316	268	(42)	342,542
Foreign government obligations	22,341	41	(1)	22,381
U.S. Treasury/Agencies	247,696	67	(12)	247,751
Total available-for-sale investments	$628,053	$376	$(1,625)	$626,804
Total cash, cash equivalents and investments				$910,800

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,766	$—	$—	$50,766
Cash equivalents - Money markets	86,014	—	—	86,014
Total cash and cash equivalents	$136,780	$—	$—	$136,780
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,386)	$14,314
Corporate debt securities	158,729	117	(206)	158,640
Foreign government obligations	37,764	17	(24)	37,757
U.S. Treasury/Agencies	137,940	80	(31)	137,989
Total available-for-sale investments	$350,133	$214	$(1,647)	$348,700
Total cash, cash equivalents and investments				$485,480
As of September 30, 2012, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$541,020
Due in 1-2 years	75,462
Due in 2-3 years	—
Due in greater than 3 years	14,130
Total	$630,612

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at September 30, 2012 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

NOTE 7 – INTEREST RATE SWAPS AND CAPS
In March 2010, in connection with the issuance of the 2040 Convertible Notes, the Company entered into interest rate swaps with a notional amount of $460.0 million under which it pays a weighted average floating rate of 6 month USD – LIBOR minus 0.342%, set in arrears, and receives a fixed rate of 2.625%. These swaps expire in February 2015. In November 2010, after future interest rate expectations decreased, the Company entered into additional swaps with a notional amount of $460.0 million under which it pays a fixed rate which gradually increases from 0.203% for the six-month settlement period ended in February 2011, to 2.619% for the six-month settlement period ending in February 2015 and receives a floating rate of

6 month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015. The combination of these swaps has the effect of fixing the interest rate the Company pays on its 2040 Convertible Notes at a fixed rate which gradually increases from 0.203% for the six-month settlement period ended in February 2011, to 2.619% for the six-month settlement period ending in February 2015.

In October 2011, the Company entered into swaps with a notional amount of $300.0 million. These swaps have an effective date of June 2013, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.81% for the three month settlement period ending September 2013, to 2.65% for the final settlement period ending in January 2016 and receives a floating rate of three month USD-LIBOR-BBA. These swaps expire in January 2016. In May 2012, the Company entered into swaps with a notional amount of $197.0 million. These swaps have an effective date of January 2014, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.58% for the three month settlement period ending June 2014, to 1.65% for the final settlement period ending in January 2016 and receives a floating rate of one month USD-LIBOR-BBA. These swaps expire in January 2016. In May 2012, the Company entered into additional swaps with a notional amount of $215.0 million. These swaps have an effective date of April 2014, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.65% for the three month settlement period ending June 2014, to 2.11% for the final settlement period ending in March 2017 and receives a floating rate of one month USD-LIBOR-BBA. These swaps expire in March 2017. The Company entered into these swaps to effectively fix the future interest rate during the applicable periods on a portion of its senior secured term loan.

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
The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended September 30, 2012 and 2011, the Company recorded a loss of $4.2 million and $0.8 million, respectively, and during the nine months ended September 30, 2012 and 2011, the Company recorded a loss of $10.7 million and $1.5 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 8.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at September 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$226,146	$226,146	$—	$—
Corporate debt securities (2)	328,156	—	328,156	—
Foreign government obligations (3)	19,191	—	19,191	—
U.S. Treasuries / Agencies (3)	193,673	—	193,673	—
Non-Current Assets
Auction rate securities (4)	14,130	—	—	14,130
Corporate debt securities (4)	18,194	—	18,194	—
Foreign government obligations (4)	3,190	—	3,190	—
U.S. Treasuries / Agencies (4)	54,078	—	54,078	—
Total	$856,758	$226,146	$616,482	$14,130
Non-Current Liabilities
Interest rate swaps and caps (5)	$(3,800)	$—	$(3,800)	$—

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)
Includes $3.8 million included in cash and cash equivalents and $324.4 million included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(5)
Included in other non current liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2012, the fair value of the Company's interest rate swaps and caps in an asset position was $27.4 million and the fair value in a liability position was $31.2 million. These amounts have been recorded on a net basis on the Company's balance sheet.

As of December 31, 2011, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$86,014	$86,014	$—	$—
Corporate debt securities (2)	150,458	—	150,458	—
Foreign government obligations (2)	19,757	—	19,757	—
U.S. Treasuries / Agencies (2)	113,218	—	113,218	—
Non-Current Assets
Auction rate securities (3)	14,314	—	—	14,314
Corporate debt securities (3)	8,182	—	8,182	—
Foreign government obligations (3)	18,000	—	18,000	—
U.S. Treasuries / Agencies (3)	24,771	—	24,771	—
Interest rate swaps and caps (4)	16,433	—	16,433	—
Total	$451,147	$86,014	$350,819	$14,314

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)
Included in other assets on the Condensed Consolidated Balance Sheet. As of December 31, 2011, the fair value of the Company's interest rate swaps and caps in an asset position was $29.8 million and the fair value in a liability position was $13.4 million. These amounts have been recorded on a net basis on the Company's balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$14,054	$17,001	$14,314	$14,999
Acquired ARS-Sonic Solution acquisition	—	—	—	3,002
Unrealized gain (loss) included in accumulated other comprehensive income	76	590	(184)	599
Realized gain on settlement	—	—	—	51
Settlements	—	(3,100)	—	(4,160)
Balance at end of period	$14,130	$14,491	$14,130	$14,491

The fair value of the Company’s outstanding debt at September 30, 2012 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$425,692	$416,893
Term Loan A-2	214,105	209,625
Term Loan B-2	579,342	566,825
2040 Convertible Notes (1)	259,165	288,080
	$1,478,304

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION
Stock Options Plans
The Company currently grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and the Sonic Solutions 2004 Equity Compensation Plan, amended and restated July 2010 (the "2004 Sonic Plan").
As of September 30, 2012, the Company had a total of 31.8 million shares reserved and 7.3 million shares available for issuance under the 2008 Plan, 2000 Plan and 2004 Sonic Plan.
These equity plans provide for the grant of stock options, restricted stock awards, restricted stock units and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the period ended September 30, 2012, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the period ended September 30, 2012 have a contractual term of seven years.
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of September 30, 2012, the number of restricted stock awards outstanding and unvested was 2.8 million.
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
As of September 30, 2012, the Company had reserved, and available for future issuance, 4.7 million shares of common stock under the ESPP.
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
Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. When historical data is available and relevant, the expected term of options granted is determined by calculating the average term from historical stock option exercise experience. When there is insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to changes in the terms of option grants, the Company uses the “simplified method” as permitted under Staff Accounting Bulletin No. 110. For options granted after July 15, 2008, the Company changed its standard vesting terms from three to four years and its contractual term from five to seven years. For the period from July 15, 2008 to June 30, 2012, the Company did not have sufficient data for options with four year vesting terms and seven year contractual life and used the simplified method to calculate the expected term. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Option Plans:
Dividends	0%	0%	0%	0%
Expected term	4.0 years	4.5 years	4.5 years	4.5 years
Risk free interest rate	0.5%	1.4%	0.7%	1.7%
Volatility rate	52%	45%	47%	43%
ESPP Plan:
Dividends	0%	0%	0%	0%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.2%	0.3%	0.3%	0.3%
Volatility rate	62%	42%	56%	40%

The weighted average per share fair value of equity-based awards are as follows:
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average fair value:
Option grants	$6.46	$21.13	$10.74	$20.86
Employee purchase share rights	$2.61	$10.97	$4.41	$14.97
Restricted stock award grants	$17.25	$49.89	$30.19	$51.04

As of September 30, 2012, there was $132.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.6 years.
The total intrinsic value of options exercised during the three and nine months ended September 30, 2012, was $0.1 million and $3.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2011	$1,364,145
Acquisition of Snapstick	14,389
Changes due to foreign currency exchange rates and other	(105)
Goodwill, net at September 30, 2012	$1,378,429
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
The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$899,121	$(326,071)	$573,050
Existing contracts and customer relationships	167,524	(50,560)	116,964
Content databases and other	67,110	(32,537)	34,573
Trademarks / Tradenames	25,300	(11,028)	14,272
	$1,159,055	$(420,196)	$738,859
	December 31, 2011
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,420	$(267,913)	$627,507
Existing contracts and customer relationships	167,524	(34,426)	133,098
Content databases and other	63,687	(24,790)	38,897
Trademarks / Tradenames	25,300	(9,753)	15,547
	$1,151,931	$(336,882)	$815,049

As of September 30, 2012, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2012	$27,293
2013	103,376
2014	95,952
2015	87,656
2016	85,088
Thereafter	339,494
Total amortization expense	$738,859

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Q3 2012 Restructuring Action

During the third quarter of 2012 the Company reviewed its costs in order to reduce and more efficiently manage its operating expenses. As a result of this analysis, the Company has taken cost reduction actions, which have resulted in a restructuring charge of $4.5 million being recorded during the three months ended September 30, 2012. Included in the restructuring charge is $2.7 million of severance charges, $0.5 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.3 million in asset impairment charges. As of September 30, 2012, $2.6 million of severance costs and $0.5 million in future lease payments for abandoned office space remain unpaid.

Q1 2012 Restructuring Action
In connection with a review of the Company's operations, the Company reorganized certain parts of its sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012, all of which have been paid.

Sonic Acquisition Restructuring Plan

In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. These restructuring actions occurred throughout 2011 and resulted in a restructuring charge of $8.1 million, which included $4.4 million for employee severance, $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options, $1.4 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.3 million in asset impairment charges for the year ended December 31, 2011. Of the total 2011 restructuring charge of $8.1 million, $7.3 million related to our continuing operations and $0.8 million related to discontinued operations. The Company recorded $2.0 million of these restructuring charges during the third quarter of 2011 comprised of a $1.4 million charge to abandon a former Sonic facility and $0.6 million in severance charges. Of such $2.0 million restructuring charge, $1.9 million related to our continuing operations and $0.1 million related to discontinued operations. During the nine months ended September 30, 2011, the Company recorded $5.9 million of these restructuring charges which included $3.4 million in severance, $1.0 million in stock compensations expense due to the contractual acceleration of restricted stock and stock options, $1.4 million to accrue for the present value of lease payments on abandoned office space (net of subleases) and a $0.1 million asset impairment charge. Of the $5.9 million restructuring charge, $5.3 million related to our continuing operations and $0.6 million related to our discontinued operations.

During the first quarter of 2012, the Company recorded an additional $0.6 million in restructuring charges to its continuing operations, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space. As of September 30, 2012, $0.2 million of the Sonic acquisition restructuring costs remain unpaid and primarily relate to the future lease payments for abandoned office space.

BD+

On July 1, 2011, the Company sold its BD+ technology assets. In conjunction with the disposition of the BD+ technology assets, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets during the second quarter of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per common share
(Loss) income from continuing operations	$(14,078)	$5,469	$(29,306)	$16,736
Income allocated to participating securities	—	(8)	—	(36)
(Loss) income allocated to common shareholders from continuing operations	$(14,078)	$5,461	$(29,306)	$16,700
Discontinued operations, net of tax	$751	$(3,716)	$(7,179)	$(8,676)
Loss allocated to participating securities	—	6	—	19
Discontinued operations allocated to common shareholders	$751	$(3,710)	$(7,179)	$(8,657)
Net (loss) income	$(13,327)	$1,753	$(36,485)	$8,060
Income allocated to participating securities	—	(2)	—	(17)
Net (loss) income allocated to common shareholders	$(13,327)	$1,751	$(36,485)	$8,043
Weighted average basic common shares outstanding	103,307	108,771	105,948	109,369
(Loss) income per common share from continuing operations	$(0.14)	$0.05	$(0.28)	$0.15
Income (loss) per common share from discontinued operations	0.01	(0.03)	(0.06)	(0.08)
Net (loss) income per common share	$(0.13)	$0.02	$(0.34)	$0.07
Diluted earnings per common share
(Loss) income from continuing operations	$(14,078)	$5,469	$(29,306)	$16,736
Income allocated to participating securities	—	(8)	—	(34)
(Loss) income allocated to common shareholders from continuing operations	$(14,078)	$5,461	$(29,306)	$16,702
Discontinued operations, net of tax	$751	$(3,716)	$(7,179)	$(8,676)
Loss allocated to participating securities	—	6	—	18
Discontinued operations allocated to common shareholders	$751	$(3,710)	$(7,179)	$(8,658)
Net (loss) income	$(13,327)	$1,753	$(36,485)	$8,060
Income allocated to participating securities	—	(2)	—	(16)
Net (loss) income allocated to common shareholders	$(13,327)	$1,751	$(36,485)	$8,044
Weighted average diluted common shares outstanding	103,307	108,771	105,948	109,369
Dilutive potential common shares	—	3,126	—	5,349
Weighted average diluted common shares outstanding	103,307	111,897	105,948	114,718
(Loss) income per common share from continuing operations	$(0.14)	$0.05	$(0.28)	$0.15
Income (loss) per common share from discontinued operations	0.01	(0.03)	(0.06)	(0.08)
Net (loss) income per common share	$(0.13)	$0.02	$(0.34)	$0.07

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	4,914	1,434	5,133	412
Restricted stock	3,407	174	3,247	49
Convertible notes (1)	6,144	—	6,144	—
Total weighted average potential common shares excluded from diluted net earnings per share	14,465	1,608	14,524	461

(1)	See Note 5 for additional details.

NOTE 13 – INCOME TAXES
The Company recorded income tax expense from continuing operations for the three and nine months ended September 30, 2012, of $13.7 million and $20.2 million, respectively, which primarily consist of foreign withholding taxes, foreign income taxes, and state income taxes, and the effects of a U.S. loss for which no tax benefit was recorded. A discrete tax expense of $4.8 million was also recorded for the nine months ended September 30, 2012, as a result of the net increase in valuation allowance on the Company's deferred tax assets resulting from the sale of the Roxio Consumer Software business and the acquisition of Snapstick.
Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
The Company recorded an income tax expense from continuing operations for the three months ended September 30, 2011, of $6.8 million, including a $4.2 million discrete tax expense resulting from an increase in its deferred tax valuation allowance associated with the July 1, 2011, sale of its BD+ technology assets. For the nine months ended September 30, 2011, the Company recorded an income tax benefit of $2.6 million, primarily due to discrete tax benefits relating to the net reduction in its deferred tax asset valuation allowance resulting from the Company's acquisitions of Sonic and SideReel, the loss on its debt redemptions, and the BD+ intangible asset impairment charge and subsequent asset sale. The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets described in Note 3.  These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance.  The change in the Company's pre-acquisition valuation allowance, which resulted from the acquired net deferred tax liabilities, is not regarded as a component of the acquisition accounting under ASC 805 and has been credited to income tax expense.
During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement the Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. At September 30, 2012, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at September 30, 2012.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2009.

NOTE 14 – STOCK REPURCHASE PROGRAM
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. During the nine months ended September 30, 2012, the Company repurchased 8.4 million shares of its common stock, which includes the 5.3 million shares repurchased under the accelerated share repurchase ("ASR") discussed below, for $152.1 million. As of September 30, 2012, the Company had $222.9 million remaining under its existing stock repurchase program. As of September 30, 2012, treasury stock consisted of 21.4 million shares of common stock that had been repurchased, with a cost basis of approximately $634.6 million.

On August 10, 2012, the Company entered into an ASR agreement with UBS AG, London Branch, and UBS Securities LLC, as agent for UBS AG, London Branch, to repurchase an aggregate of $80 million of the Company's common stock. The number of shares to be delivered under the ASR was based on the volume-weighted average price of Company common stock during the repurchase period, less a discount. At inception of the ASR, the Company received 4.3 million shares of its common stock. On September 28, 2012, the Company received an additional 1.0 million shares to complete the ASR program.
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

We group our revenue into the following categories - (i) service providers, (ii) CE manufacturers, and (iii) other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues advertising revenue generated from our service provider IPGs and consumer websites such as AllRovi.com and SideReel.com. CE manufacturers revenue includes license revenue received from consumer electronics companies for our IPG, DivX, ACP, VCR Plus+ and media recognition technologies, as well as license revenue for our IPG patents, Rovi Cloud Services and advertising revenue from our CE IPGs or the Rovi Ad Network. Other revenue includes the Rovi Entertainment Store, MainConcept, content authoring solutions, as well as our business of licensing our extensive database of descriptive information about television, movie, music and video game content and our entertainment company content protection products.

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

	Three Months Ended September 30,
	2012	2011	Change $	Change %
Revenues:
Service providers	$78,692	$74,464	4,228	6%
CE manufacturers	72,533	87,629	(15,096)	(17)%
Other	18,349	19,796	(1,447)	(7)%
Total revenues	169,574	181,889	(12,315)	(7)%
Costs and expenses:
Cost of revenues	32,724	28,931	3,793	13%
Research and development	39,664	43,928	(4,264)	(10)%
Selling, general and administrative	40,149	47,359	(7,210)	(15)%
Depreciation	5,757	5,134	623	12%
Amortization of intangible assets	27,839	28,767	(928)	(3)%
Restructuring and asset impairment charges	4,514	1,911	2,603	136%
Total costs and expenses	150,647	156,030	(5,383)	(3)%
Operating income from continuing operations	18,927	25,859	(6,932)	(27)%
Interest expense	(16,654)	(13,610)	(3,044)	22%
Interest income and other, net	1,628	855	773	90%
Loss on interest rate swaps and caps, net	(4,242)	(845)	(3,397)	402%
(Loss) income from continuing operations before taxes	(341)	12,259	(12,600)	(103)%
Income tax expense	13,737	6,790	6,947	102%
(Loss) income from continuing operations, net of tax	(14,078)	5,469	(19,547)	(357)%
Income (loss) from discontinued operations, net of tax	751	(3,716)	4,467	(120)%
Net (loss) income	$(13,327)	$1,753	(15,080)	(860)%

	Nine Months Ended September 30,
	2012	2011	Change $	Change %
Revenues:
Service providers	$235,653	$221,756	13,897	6%
CE manufacturers	213,043	237,377	(24,334)	(10)%
Other	54,186	54,473	(287)	(1)%
Total revenues	502,882	513,606	(10,724)	(2)%
Costs and expenses:
Cost of revenues	93,947	78,149	15,798	20%
Research and development	126,390	116,920	9,470	8%
Selling, general and administrative	126,904	141,481	(14,577)	(10)%
Depreciation	16,883	14,867	2,016	14%
Amortization of intangible assets	83,316	81,545	1,771	2%
Restructuring and asset impairment charges	5,886	18,831	(12,945)	(69)%
Total costs and expenses	453,326	451,793	1,533	—%
Operating income from continuing operations	49,556	61,813	(12,257)	(20)%
Interest expense	(45,207)	(40,774)	(4,433)	11%
Interest income and other, net	3,425	3,961	(536)	(14)%
Debt modification expense	(4,496)	—	(4,496)	NA
Loss on interest rate swaps and caps, net	(10,654)	(1,457)	(9,197)	631%
Loss on debt redemption	(1,758)	(9,418)	7,660	(81)%
(Loss) income from continuing operations before taxes	(9,134)	14,125	(23,259)	(165)%
Income tax expense (benefit)	20,172	(2,611)	22,783	(873)%
(Loss) income from continuing operations, net of tax	(29,306)	16,736	(46,042)	(275)%
Loss from discontinued operations, net of tax	(7,179)	(8,676)	1,497	(17)%
Net (loss) income	$(36,485)	$8,060	(44,545)	(553)%
Service Providers Revenue
For the three and nine months ended September 30, 2012, revenue from service providers increased by 6%, compared to the same periods in the prior year. These increases were primarily due to an increase in IPG product and patent revenues which benefited from continued domestic and international digital subscriber growth and rate increases on renewed IPG product agreements. Also contributing to the growth was an increase in advertising revenue. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased advertising revenue.
CE Manufacturers Revenue
For the three months ended September 30, 2012, revenue from the sale of our products and licensing of our patents to CE manufacturers decreased by 17% compared to the same period in the prior year. The decrease was primarily due to fewer significant IPG patent licensing agreements, which included catch-up payments to make us whole for the pre-license period of use, entered into this quarter versus one year ago. This decrease was partially offset by an increase in DivX product revenue, primarily due to a new license agreement which allows one of our licensees to incorporate certain legacy DivX profiles in specified legacy device types in perpetuity.
For the nine months ended September 30, 2012, revenue decreased by 10% compared to the same period in the prior year. This decrease was primarily due to a significant decrease in ACP revenue and a decrease in IPG patent revenue, partially offset by 2012 including DivX product revenue for the full nine month period while 2011 only included DivX product revenue subsequent to the Sonic acquisition (see Notes 1 and 3 to the Condensed Consolidated Financial Statements). The nine months ended September 30, 2012, also included revenue from license agreements which allow certain of our licensees to incorporate certain legacy DivX profiles in specified legacy device types in perpetuity. For the remainder of 2012, we anticipate revenue from CE manufacturers will decline, as compared to the same period in 2011. This decrease is expected to be due to a decline in ACP revenue and, unless we enter into new IPG licensing agreements with additional major CE manufacturers currently not under contract, a decrease in CE IPG patent revenue due to the absence of significant new licensing agreements that include catch-up payments to make us whole for the pre-license period of use by the licensee. Additionally, we believe that until DivX Plus Streaming is incorporated into a meaningful amount of CE devices, our revenues from DivX products will likely also decline.

Other Revenue
For the three months ended September 30, 2012, other revenue decreased from the same period in the prior year primarily due to a decline in analog content protection revenue from entertainment companies. For the nine months ended September 30, 2012, other revenue decreased slightly compared to the same period in the prior year as decreases in content protection revenue from entertainment companies offset the benefit of 2012 including the Rovi Entertainment Store and MainConcept sales for the full nine month period, while 2011 only included revenue from these products subsequent to them being acquired as part of the Sonic acquisition. Going forward, we anticipate increases in revenues from our Rovi Entertainment Store, however, we anticipate these increases will be partially offset by the decline in content protection revenue from entertainment companies.
Cost of Revenues
For the three months ended September 30, 2012, cost of revenues increased from the same period in the prior year primarily due to an increase in patent litigation expenses. For the nine months ended September 30, 2012, cost of revenues increased compared to the same period in the prior year primarily due to 2012 including costs related to the acquired Sonic operations for the full nine month period, while 2011 only included costs from the Sonic operations subsequent to the Sonic acquisition. Also contributing to the increase in the first nine months of 2012 was an increase in patent litigation costs.
Research and Development
For the three months ended September 30, 2012, research and development expenses decreased compared to the same period in the prior year primarily due to a decrease in consulting costs and the prior year including transition and integration costs related to the Sonic acquisition. For the nine months ended September 30, 2012, research and development expenses increased from the same period in the prior year primarily due to 2012 including costs related to the acquired Sonic operations for the full nine month period, while 2011 only included costs from the Sonic operations subsequent to the Sonic acquisition partially offset by 2011 including transition and integration costs related to the Sonic acquisition.
Selling, General and Administrative
For the three and nine months ended September 30, 2012, selling, general and administrative expenses decreased from the same periods in the prior year primarily due to savings from Sonic acquisition synergies and the prior year including Sonic acquisition transaction and integration costs. Stock compensation expense also decreased during the three months ended September 30, 2012, due to a decrease in participation in the employee stock purchase plan.
Amortization of Intangible Assets
For the three months ended September 30, 2012, amortization of intangible assets decreased from the same period in the prior year, primarily due to certain intangible assets acquired in the Gemstar acquisition now being fully amortized. For the nine months ended September 30, 2012, amortization of intangible assets increased primarily due to amortization related to the intangible assets acquired in the Sonic acquisition.
Restructuring and Asset Impairment Charges

During the third quarter of 2012 we reviewed our costs in order to reduce and more efficiently manage our operating expenses. As a result of this analysis, we have taken cost reduction actions, which have resulted in a restructuring charge of $4.5 million being recorded during the three months ended September 30, 2012 (see Note 11 to the Condensed Consolidated Financial Statements).

During the first quarter of 2012, in connection with a review of our operations, we reorganized certain parts of our sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012.

In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. During the first quarter of 2012, we recorded $0.6 million in restructuring charges to our continuing operations related to the Sonic acquisition. During the three and nine months ended September 30, 2011, we recorded restructuring charges of $1.9 million and $5.3 million, respectively, to our continuing operations related to the Sonic acquisition (see Note 11 to the Condensed Consolidated Financial Statements).

On July 1, 2011, we sold our BD+ technology assets. In conjunction with the disposition of the BD+ technology assets, we recorded a $13.5 million impairment charge related to the BD+ intangible assets during the second quarter of 2011.
Interest Expense
For the three and nine months ended September 30, 2012, interest expense increased 22% and 11% compared to the same periods in the prior year. The increase in interest expense was primarily due to an increase in the average debt outstanding.
Interest Income and Other, Net
For the three months ended September 30, 2012, interest income and other, net increased as compared to the same periods in the prior year primarily due to 2012 including foreign exchange gains while the same period in 2011 included foreign exchange losses. For the nine months ended September 30, 2012, interest income and other, net decreased as compared to the same period in the prior year primarily due to a decrease in investment income due to a decline in yield on our portfolio and the current year including foreign exchange losses while the same period in 2011 included foreign exchange gains.
Loss on Debt Redemption and Debt Modification Expense
On March 29, 2012, we borrowed $800 million consisting of (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”) (see Note 5 to the Condensed Consolidated Financial Statements). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. We accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors have been recorded as debt modification expenses for the nine months ended September 30, 2012. In addition, during the first quarter of 2012, we realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt issuance costs and unamortized discount related to investors who did not reinvest in Term Loan B-2.

During the nine months ended September 30, 2011, we repurchased a total of $106.3 million in par value of the 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 for $221.1 million. In connection with the repurchases, we recorded $3.2 million in losses on debt redemption during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we repurchased a total of $93.8 million in par value of the 2.625% convertible senior notes (the “2040 Convertible Notes”) due in 2040 for $127.5 million. In connection with the repurchases, we recorded $6.2 million in losses on debt redemption during the nine months ended September 30, 2011 (see Note 5 to the Condensed Consolidated Financial Statements).
Loss on Interest Rate Swaps and Caps, Net
We have not designated any of our interest rate swaps, caps or foreign currency collars as hedges and therefore record the changes in fair value of these instruments in our Condensed Consolidated Statements of Operations (see Note 7 to the Condensed Consolidated Financial Statements). Loss on interest rate swaps and caps, net for the three and nine months ended September 30, 2012, is primarily due to a decrease in the fair value of our swaps under which we have agreed to pay a fixed rate and receive a floating rate, as there has been a decline in future expected LIBOR rates.
Income Taxes
We recorded income tax expense from continuing operations for the three and nine months ended September 30, 2012, of $13.7 million and $20.2 million, respectively, which primarily consist of foreign withholding taxes, foreign income taxes, and state income taxes, and the effects of a U.S. loss for which no tax benefit was recorded. A discrete tax expense of $4.8 million was also recorded for the nine months ended September 30, 2012, as a result of the net increase in valuation allowance on the Company's deferred tax assets resulting from the sale of the Roxio Consumer Software business and the acquisition of Snapstick.
Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
We recorded an income tax expense from continuing operations for the three months ended September 30, 2011, of $6.8 million, including a $4.2 million discrete tax expense resulting from an increase in our deferred tax valuation allowance associated with the July 1, 2011, sale of our BD+ technology assets. For the nine months ended September 30, 2011, we recorded an income tax benefit of $2.6 million, primarily due to discrete tax benefits relating to the net reduction in our deferred tax asset valuation allowance resulting from our acquisitions of Sonic and SideReel, the loss on our debt redemptions, and the BD+ intangible asset impairment charge and subsequent asset sale.
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

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2012, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities decreased to $128.8 million for the nine months ended September 30, 2012, from $142.4 million in the same period in the prior year. This decrease was primarily due to a decline in operating income before depreciation, amortization of intangible assets and asset impairment charges. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2011 Annual Report on Form 10-K.
Net cash used in investing activities from continuing operations was $297.2 million for the nine months ended September 30, 2012, as compared to $338.1 million in the same period in the prior year. The nine months ended September 30, 2012, included $275.7 million in net marketable securities purchases, $14.9 million in capital expenditures and the $20.0 million Snapstick acquisition, partially offset by the receipt of $13.5 million from the sale of the Roxio Consumer Software business. Included in 2011 investing activities was $433.7 million (net of cash acquired) used to acquire Sonic, SideReel and DigiForge, $13.5 million in capital expenditures partially offset by $111.0 million in net marketable securities sales. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $19.0 million and $22.0 million for the full year in 2012.
Net cash provided by financing activities from continuing operations increased to $328.6 million for the nine months ended September 30, 2012, from $99.4 million in the same period in the prior year. During the nine months ended September 30, 2012, we borrowed an additional $800 million ($788.5 million, net of issuance costs and discounts) under our Amended and Restated Credit Facility described below. In addition, we received $15.2 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. These receipts were partially offset by using $297.8 million to pay off the preexisting Term Loan B-1 under our Initial Credit Agreement described below, $25.4 million in mandatory payments on the senior secured term loans and repurchasing $152.1 million of our common stock. During the nine months ended September 30, 2011, we borrowed $750 million under our Initial Credit Agreement, which provided $733.2 million in cash, net of discounts and issuance costs. During the same period, we used cash to repurchase $93.8 million in par value of our 2040 Convertible Notes for $127.5 million, repurchase $106.3 million in par value of our 2011 Convertible Notes for $221.1 million and repurchase $312.6 million of our common stock.
As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of September 30, 2012, $291.0 million par value of the 2040 Convertible Notes remain outstanding.
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

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require us to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Beginning in 2013, the Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. As of September 30, 2012, Term Loan A-1, Term Loan A-2 and Term Loan B-2 carrying values were $425.7 million, $214.1 million and $579.3 million, net of discount, respectively.
In connection with the issuance of Term Loan A-2 and Term Loan B-2, our Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. As of September 30, 2012, we had $210.1 million remaining under our existing debt repurchase authorization.
In November 2011, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. During the nine months ended September 30, 2012, we repurchased 8.4 million shares of our common stock for $152.1 million and as of September 30, 2012, had $222.9 million remaining under our existing stock repurchase program.
As of September 30, 2012, we had $284.0 million in cash and cash equivalents, $537.2 million in short-term investments and $89.6 million in long-term marketable securities. Of these amounts, $275.9 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with only a minimal tax impact.
We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.
Contractual Obligations
As discussed above, on March 29, 2012, we borrowed an additional $800 million under our Amended and Restated Credit Agreement. The following summarizes our contractual obligations related to our borrowing and the associated interest payments as of September 30, 2012 (in thousands):

	Total Payments	Rest of 2012	2013 - 2014	2015 - 2016	Thereafter
Debt (1)	$1,515,565	$1,463	$100,700	$705,690	$707,712
Interest payments on debt(2)	$221,421	$10,278	$92,871	$67,373	$50,899
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

Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $856.8 million as of September 30, 2012. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At September 30, 2012, the fair value of our auction rate securities portfolio totaled approximately $14.1 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for several years due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.6 million decrease in the fair value of our fixed income available-for-sale securities as of September 30, 2012.
While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.
Foreign Currency Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Many of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to the respective currency collected. We have also entered into foreign currency collars to hedge our exposure to increases in the Euro (see Note 7 to the Condensed Consolidated Financial Statements).
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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of its equity securities during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2012 to July 31, 2012	—	—	—	$312.9
August 1, 2012 to August 31, 2012	4,998,086	$15.10	4,998,086	$237.4
September 1, 2012 to September 30, 2012	960,235	$15.14	960,235	$222.9
Total	5,958,321		5,958,321

(1)	In November 2011, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's common stock. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Document				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	November 1, 2012	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:	November 1, 2012	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer