Form 10-K
period 2012-12-31
Rovi Corp
filed 2013-02-13
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 000-53413
Rovi Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2830 De La Cruz Boulevard
Santa Clara, CA
95050
(Address of principal executive offices)
(Zip Code)
Registrant's telephone number, including area code:
(408) 562-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1.5 billion as of June 30, 2012, based upon the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's Common Stock on February 8, 2013, was 103,964,086 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

i

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

PART I

ITEM 1. BUSINESS

Overview
We are focused on powering the discovery, delivery, display and monetization of digital entertainment. We provide a broad set of integrated solutions that are embedded in our customers' products and services, connecting consumers with entertainment. Our offerings enable discovery, advertising and video display and delivery. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and our extensive database of descriptive information about television, movie, music, books, and game content (“metadata”). In addition to offering IPGs developed by us, our customers may also license our patents and deploy their own IPG or a third party IPG. Advertising solutions include the Rovi Advertising Network and the Rovi Advertising Service, delivering advertising to IPGs, devices connected to the Internet, interactive applications and advertising on consumer websites operated by us. Video display and delivery solutions include video compression-decompression technology (“codecs”) and content protection technologies and services. Additionally, intellectual property is a significant part of our business. We have patented many aspects of content discovery, DVR and VOD functionality, multi-screen functionality, as well as interactive applications and advertising.  We have historically licensed this portfolio for use with linear television broadcast.  However, there is an emerging industry transition to Internet platform technologies which is enabling new video services for television in homes as well as on multiple screens such as tablets and smartphones.  We believe this transition presents new opportunities to license our intellectual property portfolio for different use cases and to different customers, as well as to develop, market and sell products and services which enable such functionality.  Building upon this, we are establishing broad industry relationships with the companies leading the next generation of digital entertainment.  Our strategy includes developing products and services that complement our intellectual property and address the opportunity presented by this industry transformation. Our solutions are deployed globally in the cable, satellite, consumer electronics, entertainment and online distribution markets.
Industry Background
The entertainment media market is continuing its transformation. Content has moved from analog to digital, distribution has continued to shift from physical to online and now access to content and the overall entertainment experience is becoming distributed across many screens such as televisions, computers, tablets and smartphones. This unprecedented shift is impacting virtually every area of the entertainment value chain, from distribution and protection, to discovery and consumption of content. The expansion of network bandwidth, the increased availability of digital content and devices that allow people to enjoy digital content, and the increased mobility provided by tablets and smartphones are all helping to accelerate this market shift. As part of this change, consumers are demanding higher-quality digital content in many formats and places. They want to personalize how they can easily discover and access content (movies, music, photos and programming) and enjoy it when and where they want.
No matter what content consumers desire or are enjoying, we believe video content such as movies and TV shows remain at the center of consumers' entertainment needs. New devices and services are continually being created that bring video content to consumers. Many consumers purchased large high definition televisions (“HDTVs”) to maximize video enjoyment in the home. Additionally, many consumers are investing in new devices such as tablets and smartphones, which distribute their entertainment experience across devices both inside and outside of the home. These new devices require the ability to provide information identifying what is available to the viewer in broadcast television (TV listings), stored or packaged video and video on demand (“VOD”) or over-the-top ("OTT") delivered by Internet Protocol, including professional short form video such as news clips or comedy shorts. We refer to providing this information as “guidance.” Guidance becomes more complex as more sources of entertainment become available to consumers. Beyond existing Pay-TV options, consumers can now download or stream Internet-based content to their media devices, accessed via several different business models. In addition, the current home media device infrastructure can be very complex. Setting up such an environment generally requires integrating numerous devices, a deep understanding of the interoperability of media formats and creation of mechanisms for managing and enjoying content. Simplifying the consumer experience of this new ecosystem will be critical as the evolution of the market progresses.
The introduction of these new capabilities is impacting every part of the entertainment supply chain, from content producers, to distribution channels and consumption device manufacturers, causing them each to reevaluate their business models, as well as introducing new competitors at each phase of the supply chain.
In the case of content producers, the industry shift to digital media, Internet Protocol enabled entertainment platforms, and portable digital devices (such as tablets and smartphones) threatens current revenue models built on tightly controlled distribution windows. Consumers seek to enjoy movies and TV shows at their own convenience, not necessarily watching TV at home or going to the theaters. As a result, the existing revenue streams based upon theater attendance, packaged media sales and television broadcasts are all threatened. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable, satellite, broadcast television and program distributors have become more concerned with how to protect their intellectual property, while making it available to consumers in the manner they wish to receive it, without sacrificing the aggregate revenue returned from today's various distribution windows. Studios have invested heavily in shifting consumers to a digital purchase model and sponsored standards based initiatives, such as Ultraviolet, to build this new business model amidst these shifting economics. Content providers have also responded to this threat by strengthening their licensing programs and adding new distribution windows to protect their revenue opportunities.
Distribution channels, such as cable and satellite operators, web portals and retailers, and others are all seeking ways to best obtain or maintain a competitive advantage in a digital entertainment world. They require highly customizable solutions that personalize and simplify the consumer experience, such as additional data about the entertainment content, or additional guidance technology, while still allowing the distribution channel to retain its unique identity. They are also seeking to increase their interaction with the consumer and create new revenue opportunities. This includes having not just a physical and web presence, but also providing media digitally on any device the consumer may choose to use. This requires substantial investment in technology infrastructure to augment their current businesses. One area where this is most prevalent is in cable and satellite where a broad drive towards enabling subscribers to enjoy content wherever they are located on whatever device they desire, which we refer to as "TV Everywhere", is resulting in costly moves from legacy distribution technology to Internet Protocol based infrastructure for delivering Pay TV services. Additionally, content producers are exploring new forms of distribution to protect or advance their position in the distribution and windowing chain, which includes experimenting with direct to consumer models and new forms of content licensing, such as exclusive downloads, subscription to a studio's portfolio, or making a streamed or downloaded movie available for purchase simultaneous with the home video distribution window. All of this results in increased competition for distributors, leading to their need to create unique distribution arrangements and to integrate with many partners to reach consumers.
The markets for consumer electronics (“CE”) manufacturers are also in flux. Global economic trends and increased competition have challenged much of the traditional CE device market, driving lower margins while consumer requirements for features and services have increased. Consumers are demanding capabilities to interact with broad ranges of media, such as over-the-top video, not just viewing content that is broadcast to the device. Increased functionality requires extensive software to be embedded into these devices and much higher costs to manufacturers to support and maintain devices for years after the initial sale to a consumer. These new requirements may not be a core competency for CE manufacturers adding to the complexity. New types of devices such as tablets are also competing for consumers' spending as consumers become more comfortable with new ways of enjoying their entertainment. CE manufacturers also desire an ongoing revenue relationship with their customers, not just to sell them a new device every few years. This leads to a demand for add-on services and advertising that allow the CE manufacturer to monetize and profit from the ongoing distribution or maintenance of entertainment content for the lifespan of a device.
As traditional media changes, the opportunities for advertisers evolve as well. Currently advertisers spend more heavily on television commercials than any other form of advertising. As television viewership has become more fragmented, advertisers have sought new ways to reach consumers. Advertisers are now experimenting across the many devices and applications consumers use to access digital media. Additionally, the growth of web advertising has increased the criteria advertisers use to evaluate successful advertising, adding metrics such as personalization and guaranteed views. Consumption data, audience measurement and other analytics data that bridge a consumer's entertainment across many devices and services are emerging to drive advertising value outside of traditional television advertising.
Rovi's Markets
We classify our revenues into the following sales verticals (i) service providers (cable, satellite, telecommunications, mobile and internet service providers among others), (ii) CE discovery and advertising, (iii) CE video delivery and display, and (iv) Other. See Note 15 to the Consolidated Financial Statements for information related to our revenue and long-lived assets by geographic areas.
Service Providers
Our service provider vertical generated 49%, 44% and 49% of our revenue from continuing operations in 2012, 2011 and 2010, respectively.
IPGs
An IPG is an interactive listing of television or video program information that enables viewers to navigate through, sort, select and schedule video programming for viewing and recording. We believe that interactive video guidance technology is a necessary tool for television viewers bombarded with an increasing amount of available content and an increasing number of digital cable and satellite television channels, VOD services, and Internet Protocol enabled services. The IPG is evolving from a guide to linear television content, to a guide for all the digital content to which consumers have access to in and out of the home across all the devices they use.
Our service provider licensees either deploy IPGs provided by the Company or, pursuant to an IPG patent license, their own IPG or a third party IPG. For service providers that deploy one of our IPGs, we also offer operational support, content, professional services and data. Our IPGs allow service providers to customize certain elements of the IPGs for their customers and also allow these providers to upgrade, over time, the features and services they can offer to their customers. Our service provider IPGs are compatible with service providers' subscription management, pay-per-view (“PPV”) and VOD services. Our IPGs allow service providers to provide their viewers with current and future program information. We currently offer IPGs marketed to service providers under the i-Guide, Passport and TotalGuide brands.
TotalGuide HD and TotalGuide xD are our latest IPG offerings for service providers. TotalGuide HD provides an advanced user experience that enables subscribers to quickly see what's on their favorite channels, and to search and browse by program, celebrities, cast and credits across video service offerings such as linear broadcasts, service provider VOD, third party internet provided VOD and their DVR. TotalGuide HD enables viewers to intuitively discover content based on the actors, directors or other characteristics of shows and alleviates the complexity of scrolling through hundreds of channels and thousands of on demand titles and also makes extensive use of cover art in the browsing experience to make the content more engaging. Consumers can take immediate action to watch, record or bookmark programs for later viewing. We have entered into TotalGuide HD licensee agreements with Bend Broadband, Buckeye, Charter, Cogeco, MediaCom and expect deployments beginning in 2013.
TotalGuide xD is a discovery application that extends the cable video experience from set-top boxes to multiple mobile screens, including tablets and smartphones. Designed for seamless operation with Rovi's i-Guide, Passport, and TotalGuide HD solutions, TotalGuide xD makes extensive use of Rovi Cloud Services, such as video and celebrity data, search and recommendations, user profile management, and advertising services. TotalGuide xD has the flexibility to connect to a variety of mobile video content sources, increasing the flexibility for pay TV operators to extend and expand their available services to multiple web and mobile devices. With TotalGuide xD, consumers can also use their devices to set DVR recordings and tune to content. We have entered into TotalGuide xD licensee agreements with Armstrong, Bend Broadband, Blueridge, Buckeye, Cogeco and Setar Aruba, among others, and expect deployments beginning in 2013.
Our TotalGuide products also extend onto websites, allowing MSOs to embed IPGs into their own websites, enabling remote recording capabilities and channel browsing from a standard web browser.
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

Service Providers have historically licensed our patent portfolio for the television use case. As TV Everywhere initiatives are becoming more prevalent with service providers, we are often entering into a second patent license with our service provider customers to cover the TV Everywhere use case.
Most of our service provider IPGs also feature advertising. Additionally, we work with some service providers to sell advertising on a guide that they have developed and package their subscriber footprint inventory into the overall inventory that we offer advertisers. Service providers who have a patent license from us are not required to provide advertising in their IPG. However, our agreements with domestic service providers generally require the sharing of advertising revenue if IPG advertising is integrated.
Historically, we have primarily sold broadcasters, or their agencies, the opportunity to promote their products via advertisements inserted in IPGs. Our most recent guides also enable an advertisement for a specific television program to link directly to the TV channel in the IPG, directly promoting the programming or enabling consumers to set a recording or a reminder directly from the advertisement. We offer packages to advertisers to provide them nationwide or targeted advertising on a guide for a period of time. Advertisers place ads through a variety of display formats incorporated into the guide screens. Depending on the IPG deployed, advertisements can display additional text information or video when clicked on via the remote control. Advertisers can target specific audiences by airing advertising at certain times of the day or in specific geographies. We believe conventional advertisers are increasingly aware of the value proposition for advertisements inserted in IPGs and across Rovi's overall advertising footprint.
To demonstrate the value of this advertising, we began measuring usage and ad views by consumers for certain service provider guides deployed in the United States (a clickstream analysis) in late 2008. This information has increased and, we believe, will continue to increase the value of our advertising by offering the advertiser evidence and an analytical view of the reach of a given advertisement or time slot.
Our service provider customers include British Sky Broadcasting Group, Canal+, Charter, Comcast Corporation (“Comcast”), Cox Communications, Cablevision, DirecTV, EchoStar Communications, Foxtel, MegaCable, Sky Deutschland, Sky Italia, Shaw Communications, Time Warner Cable, UPC, Verizon and others. We also have license agreements with third party IPG providers such as Alticast, NDS, Scientific-Atlanta and others. The majority of subscribers for which we are paid a license fee are receiving an IPG pursuant to a patent license between us and the service provider or third party IPG provider. As of December 31, 2012, approximately 164 million subscribers worldwide are receiving a licensed or Rovi-provided IPG, including approximately 75 million internationally.
CE Discovery and Advertising
Our CE discovery and advertising vertical generated 20%, 25% and 21% of our revenue from continuing operations in 2012, 2011 and 2010, respectively.
IPGs
We currently offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan and the TotalGuide brand in Europe and North America. These IPGs are generally incorporated into mid- to high-end plasma and LCD televisions and Blu-ray or DVD hard drive recorder based products. Our IPGs generally deliver continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs. For the TotalGuide product line we have mostly moved from embedding our software technology into the CE device, to using web standards such as HTML and JavaScript to deliver the same functionality using our Rovi Cloud Services. This shift in technology makes our CE products easier to deploy and more compatible with the application architectures of today's connected televisions.
Our CE IPG products also feature advertising. Some of our CE IPG product agreements require that we share a portion of this IPG advertising revenue with the CE manufacturer. CE manufacturers who have a patent license from us are not required to provide advertising in their IPG.
Our CE IPG licensees include devices distributed under the Apple, Hitachi, Panasonic, Samsung, Sharp, Sony, Toshiba, Vizio and other brands. Generally, our agreements enable our licensees to incorporate our CE IPG technology or utilize our CE IPG patents in specified products, in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology or utilize our patents. Our agreements with most of the major CE manufacturers allow them to ship an unlimited number of units incorporating our CE IPG technology or utilizing our CE IPG patents, provided they pay us a specified flat fee.

Our TotalGuide solution expands guidance to content available beyond a traditional IPG. We believe our TotalGuide solution allows CE manufacturers to increase customer satisfaction by offering simple and intuitive access to multiple content types: broadcast, premium and Internet-based / over-the-top video. In addition, our TotalGuide solution enhances the consumer experience through our rich media television guidance information database, as well as with extended multimedia and increased personalization options. With search and recommendations technologies, our TotalGuide solution guides consumers to find favorites and discover new content, no matter if it comes from broadcast TV or is Internet-based / over-the-top. CE manufacturer can also choose to implement the Rovi Cloud Services that power our TotalGuide solution, such as entertainment metadata, search, recommendations, advertising, device management and user profiles to power their own IPGs. CE manufacturers can choose to implement the Rovi Cloud Services on their own, or contract with Rovi professional services to custom build a user interface or application unique to that customer.
Our TotalGuide solution also provides advertising options for both program promoters and conventional advertisers. Advertisements within TotalGuide are selectable, allowing a more interactive experience, including social and video features. Banner advertisements can be clicked on and a consumer can then access trailers, special offers and social media. TotalGuide also offers new forms of in-grid advertising which can be inserted into the grid either in a row or into a cell. Once selected, an interactive experience can be triggered. The CE TotalGuide advertising footprint is included with the Service Provider advertising footprint by our IPG advertising sales group when selling IPG advertising.
In Japan, Interactive Program Guide Inc. (“IPG JV”), our joint venture with Dentsu Inc. and Tokyo News Service Limited, is the exclusive provider of program listings and advertising for our IPGs marketed under the G-Guide brand. We own 46% of IPG JV and have certain contractual rights with respect to the ongoing management of IPG JV. We also retain the right to license our technology and intellectual property to third parties in Japan who may also receive program listings and advertising from IPG JV, and we retain rights to the revenue from such licenses. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-Guide service. Additionally, this year we launched a mobile version of G-Guide for iPad, iPhone and Android devices, which can be integrated with G-Guide for an interactive second screen experience. With integrated advertising and program promotions, G-Guide offers a platform for reaching the Japanese consumer audience, which heavily uses mobile devices.
The Rovi Advertising Platform
As more CE devices are connected to the Internet, they are incorporating new user interfaces allowing consumers to interact with applications and other web like content. Specifically, TVs and Blu-ray players are now platforms for accessing digital entertainment, not just watching broadcast or physical media. These new user interfaces offer an opportunity to advertise to consumers. We offer our advertising capability, traditionally utilized in a Rovi provided Service Provider or CE manufacturer IPG, in support of any user interface via Rovi Cloud Services. We offer Rovi Ad Platform services to CE manufacturers who want to include display advertising in their user interfaces, regardless of whether a Rovi user interface is present or not. Additionally, we are able to support application developers who want to provide display advertising in their TV based applications. We utilize the extensive data collection capability of our platform and we integrate the data that we collect from other devices to provide advertisers a unique cross platform perspective on the performance of interactive advertising. We utilize the same processes and infrastructure to support the rest of our advertising business, including sales, ad operations, ad creative, reporting and analysis.
We provide this advertising platform to CE manufactures at no cost. Rovi sells, traffics, and reports on the advertising, sometimes in exclusive arrangements and provides revenue shares to the CE manufacturers. Our current Rovi Advertising Platform customers include Samsung and Sony.
CE Video Delivery and Display
Our CE video delivery and display vertical generated 22%, 22% and 19% of our revenue from continuing operations in 2012, 2011 and 2010, respectively.
DivX
Our DivX products are focused on improving the way consumers experience video media. We offer a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media in either physical or streamed forms. The DivX codecs have been developed as a solution to address the opportunity created by the transformation of content and the consumer's desire for the best possible experience. Specifically, we have built the technological platform and galvanized the community necessary to enable a digital media ecosystem of consumers, content creators, software vendors, hardware device manufacturers and advertisers, allowing each participant in this ecosystem to benefit from the participation of the other participants.
DivX codecs are embedded in devices to enable the playback of digital media for consumers. To support DivX, there is extensive effort put into maintaining an ecosystem, which includes approvals from Hollywood studios, supporting a DivX DRM to protect the content encoded in DivX, providing encoding tools needed by retailers and others offering digital content, operating a license service to validate clients prior to allowing playback of protected media, and promoting the usage of DivX among those producing and distributing video.
As streaming has become a more critical form of enjoying video, we have developed DivX Plus Streaming. We believe DivX Plus Streaming will be an industry leading solution for providing adaptive bitrate streaming to numerous devices, including PC, TV, Blu-ray and numerous portable devices. DivX Plus Streaming offers enhanced capability, such as subtitling, multi-language support, and multiple audio tracks, which solves several issues for showing content in multiple regions. Additionally, DivX Plus Streaming is focused on providing the best quality video playback removing screen shifts or “jitter” that consumers experience when streaming video as bandwidth rates change. The Rovi Entertainment Store began deploying DivX Plus Streaming in late 2012 to retail storefronts operated in Europe.
DivX codecs and media players have been downloaded by consumers hundreds of millions of times. Our DivX technology has been embedded in over 750 million CE devices in a broad range of categories including DVD players, Blu-ray players, digital televisions, mobile phones, tablets, gaming consoles and set-top boxes (“STB”).
Our DivX licensees include devices distributed under the LG, Panasonic, Philips, Samsung, Sharp, Sony, Toshiba and other brands. Generally, our agreements enable our CE licensees to incorporate our DivX technology in specified device types in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology. However, our agreements with most of the major CE manufacturers allow them to ship an unlimited number of units incorporating our DivX technology in specified device types in certain territories, provided they pay us a specified flat fee. Additionally, in certain legacy device categories, we have entered into agreements with certain licensees which allow them to use our DivX technology in perpetuity in just those legacy categories for a one-time fee. In addition to CE licensing revenue, we also generate revenue from licensing upgraded versions of our free software on-line directly to consumers, referral and advertising fees and content distribution fees.
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
Other
Other includes our data solutions business, our MainConcept codec business and our business of licensing our content protection products and services to entertainment companies. Our Other vertical generated 9%, 9% and 11% of our revenue from continuing operations in 2012, 2011 and 2010, respectively.

Data Solutions
We offer music, television, movie, book, and video game metadata. In addition, we catalog information on celebrities, awards, sports, and other data necessary to provide a robust set of metadata. Our television guidance information database includes unique data on more than 4.4 million TV programs. Our database also has information on approximately 3 million music albums, 32 million tracks, 9 million books and 70,000 video games. Our data services are operated with systematic processes that are designed to ensure completeness and quality of the data as well as linking the relationships among the data elements. The data services are broken into levels of data: basic data (such as artist, album), navigational data (such as relationships between actor and other movies or television series), and editorial data (such as actor biographies, television, movie or music reviews). We have continued to expand our data to include information from social networks, catalogs of digital providers and other sources such as Wikipedia.
Besides licensing the data to Web properties or embedding the data in CE devices, the databases are also available via our web sites, specifically allrovi.com, allmusic.com and allgame.com. Each is an extensive view of the database, but not exportable for commercial use by others, and is an advertising-supported business.
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
We provide resources for all types of media and businesses in print, on-screen and online formats, as well as through interactive and electronic program guides. Additionally, the data covers multiple geographies including the US, Latin America, major Western European countries, Japan and Korea. We license a number of data and service offerings, including schedules, listings, TV supplements, and Web Services. Our data can be sold stand-alone or as a complement to an IPG.
MainConcept
Our MainConcept toolkits are used for video encoding and decoding supporting a wide range of standard formats including an H.264 codec solution, the upcoming solution for H.265 (HEVC) and a wide range of other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. Generally, our agreements enable our MainConcept licensees to incorporate our technology in specified products in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units, provided they pay us a specified flat fee.
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
Our content security technology customers include the following companies: Buena Vista Home Video, Paramount Pictures and others.
Rovi's Strategy

We see a changing landscape as content distribution moves from a traditional model of a service provider delivering content over a managed network to a single class of device (a television), to a multi-device ecosystem where content is delivered over both managed and unmanaged networks to many types of devices. Through this transition the technologies used for delivering video to consumers will change from the legacy broadcast technologies to Internet Protocol delivery and will rely largely on Internet technologies throughout the value chain. We believe opportunities exist in three key areas: Discovery, Advertising and Display & Delivery. Our strategy is to develop, market and sell technologies, products and services focused on these areas.
Discovery. Finding content remains an important part of the user experience. We believe requirements for new discovery experiences that are specific to a person or device, and that integrate social, live video and second screen experiences will be an area of focus and opportunity. Metadata, which contains detailed information about a piece of programming, will be important in creating highly personalized content discovery experiences.
Advertising. Monetizing content and experiences on new platforms such as tablets and mobile phones is critical as viewership becomes fragmented between many devices. Shifting value from traditional broadcast advertising to new types of content and new devices will require common experiences, platforms and analytics on viewership that spans multiple consumption devices.
Display & Delivery. As the industry makes a technological shift from legacy infrastructure to Internet Protocol based infrastructure, new technologies such as, HEVC and secure adaptive streaming are required to deliver content, cost effectively and securely while maintaining the service level required by Pay TV service providers.
Build Upon Key Customer Relationships. We maintain relationships with customers in various industry and market segments, including:

•	Service providers such as the leading cable and satellite television system operators and telecommunications operators. This market segment will be our primary strategic focus.

•	CE manufacturers of digital television, Blu-ray and standard DVD players, CD and DVD drives, PVRs, network attached storage devices (NAS) and digital set-top boxes and other types of devices.

•	Large online retailers, music services, advertisers and portal websites
We intend to grow our business by capitalizing on existing, and creating new, customer relationships. We will target existing customers and seek to expand the technologies we provide them. For instance, we will target most of our existing North American IPG patent licensees and seek to sell them our IPG product. We believe TotalGuide, as well as our other products, are the types of products that make this feasible. We also believe that as the TotalGuide installed base increases, we can substantially grow our advertising revenue. If a customer determines that it should build its own guide or consumer facing user interface, we then offer the customer Rovi Cloud Services to power the experience and speed its time to market. This enables us to offer advertising to a connected device in which a Rovi guide or application may not be present. Additionally, we will focus on non-customer companies seeking to capture a portion of the digital entertainment opportunity. We believe our compelling solutions will help us create new customer relationships.
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
Expand and Protect Patent Position. We have built, and continue to add to, a large patent portfolio. The licensing of our portfolio has been a significant part of our business.  We believe that our future success partly depends on our ability to continue to introduce proprietary solutions for IPGs, connected devices and data. We have patented many aspects of these proprietary solutions, such as content discovery, DVR and VOD functionality, multi-screen functionality and interactive applications such as interactive advertising.   We also have acquired patents from others. While historically we have licensed our portfolio for use with linear television broadcasts, an emerging industry transition to internet platform technologies is enabling new video services for television in homes as well as on mobile devices such as tablets and smartphones.  We believe this transition presents new opportunities for us to not only develop, market and sell new products and services to other companies in the digital entertainment industry, but also to license our patent portfolio to them.  In addition to developing new relationships with such companies based on products and services, we intend to continue to obtain patents and to protect and license our patented technologies.

Continue to Make Strategic Acquisitions. We will continue to expand our technology portfolio and extend our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose technologies or proprietary rights complement our technologies and strategic goals.
Copyrights, Trademarks, and Tradenames
We own or have rights to various copyrights, trademarks and trade names used in our business. For our continuing business units, these include, but are not limited to, Rovi®, All Game Guide®, All Music Guide®, AMG®, AMG All-Game Guide®, AMG All-Media Guide®, AMG All-Movie Guide®, AMG Sonicguide®, DivX, Explore Movies®, Explore Music®, Lasso™, MainConcept, Music Map™, Passport , TotalGuide, RoviGuides, G-GUIDE and Gemstar.
Research and Development
Our internal research and development efforts are focused on developing enhancements to existing products and new applications for our current technologies. We have acquired other companies and technologies to supplement our research and development expenditures. Our research and development expenses were $147.6 million for the year ended December 31, 2012, $149.3 million for the year ended December 31, 2011, and $95.7 million for the year ended December 31, 2010.
Our primary locations for product development are in California (Burbank, Santa Clara, San Diego and San Francisco), Michigan (Ann Arbor), Pennsylvania (Radnor), Germany (Aachen), Russia (Tomsk) and China (Hangzhou and Shanghai).
Operations and Technical Support
We have technical support and certification operations to support our entertainment, CE and system operator products.
We provide a variety of technical support to our customers:

•	We provide post-sales training, technical support, and integration services to service provider licensees of our IPG applications software as part of their service offerings.

•
We operate the internet based services needed to power the Rovi Cloud Services. This includes data delivery, search, recommendations, advertising, device management and media recognition. We occasionally take end-user calls related to these services.

•
We provide broadcast data delivery of television line-up data and advertising to TVs and set-top boxes enabled with our IPGs in major European markets and Japan. This service provides the data that populates the guides with the listings and advertising necessary to make the IPG useful to a consumer. In addition, we deliver, via the Internet or satellite, similar line-up and advertising data in North America.

•	We support our customers' efforts to help ensure our IPGs operate properly within their devices, by offering porting services.

•	We provide customer care for IPG customers following deployment of our IPGs. This service deals with issues with data and advertising distribution as well as functional issues for a consumer.

•	We assist semiconductor manufacturers in incorporating and certifying our video content security solutions, DivX and technology into a variety of digital video integrated circuits.

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
As of December 31, 2012, we hold 697 U.S. patents and have 783 U.S. patent applications pending. We also have 2,613 foreign patents issued and 1,222 foreign patent applications pending. Each of our U.S. issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2031.

Competition
IPGs
There are a number of companies that produce and market IPGs as well as television schedule information in various other formats, that compete or we believe will compete with our IPG products and services. These alternative formats include passive and interactive on-screen electronic guide services and online listings.
A common competitor we encounter is a customer who chooses to build its own IPG and license our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have products ready to be implemented and already have data distribution infrastructure and content as well as integration to third party services (such as VOD services for service providers). We intend to build differentiation by continuing to integrate our products into a suite of products and services to provide solutions for our customers. We believe our solutions can speed our customers' time to market, be deployed at a lower cost than internally built products, and are superior to “do-it-yourself” products. For those that choose to do it themselves we have added Rovi Cloud Services to provide them services that can power their self-developed experience.
We have begun to see activity from Web properties or device manufacturers entering the CE market, embedded in TVs in North America or by launching their own devices. Such companies could offer competitive functionality in the future.
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
Content Security Technology

Our analog video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by PVRs, including DVD recorders and hard drive recorders with an analog out. The greatest competitive threat to our content security technology is content providers choosing not to copy protect their content or CE manufacturers ceasing to produce PVRs with an analog out.
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
Data Services
In the database and data services area, we compete with other providers of entertainment-related content data such as Tribune Media Services, Internet Movie Database (IMDB), Red Bee Media and Gracenote. While we do not believe that our competitors' data sets are focused on exploration, discovery, and content management in the same way that our data is, nor are they tightly tied to a portfolio of software to which they add significant value, they may present competition to our data services business.
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
In the U.S., online service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, torts, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Privacy Protection Act restricts the ability of online services to collect information from minors, and the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.
Employees
As of December 31, 2012, we had approximately 1,500 full-time employees in our continuing operations, of which approximately 380 were based outside the United States. As of December 31, 2012, the Rovi Entertainment Store, which has been reclassified to discontinued operations, had approximately 240 employees, of which approximately 110 were based outside of the United States. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.
Information About Our Executive Officers
The names of our current executive officers, their ages as of February 13, 2013, and their positions are shown below. Biographical summaries of each of our executive officers are included below.

Name	Age	Positions
Thomas Carson	53	President and Chief Executive Officer
Peter Halt	52	Chief Financial Officer
Stephen Yu	47	Executive Vice President, General Counsel and Corporate Secretary
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
Peter Halt. Mr. Halt has served as our Chief Financial Officer since May 2012. Mr. Halt previously was the Company’s Senior Vice President and Chief Accounting Officer since May 2008 when the acquisition of Gemstar-TV Guide International by the Company was completed. Mr. Halt previously served as Senior Vice President, Finance and Chief Accounting Officer at Gemstar from March 2004 to May 2008. Prior to joining Gemstar, Mr. Halt served in various capacities at Sony Pictures Entertainment, including serving as Chief Financial Officer of Sony Pictures Digital Entertainment from November 2000 to November 2003 and Corporate Controller of Sony Pictures Entertainment from July 1997 to November 2000. Mr. Halt holds a B.S. in Business from the University of Southern California.
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
The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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
Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, over the top applications, printed television guides in newspapers and weekly publications, and local cable television guides. Our IPG products also compete against customers who choose to build their own IPG, including both those who do and those who don't elect to license our patents.
Our DivX solution faces competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. Those potential competitors currently include Adobe Systems, Apple, Google, Microsoft, and Yahoo!. We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio and NDS Group, as well as the internal development efforts of certain of our licensees. Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. The landscape may also change as the adoption of the H.265/HEVC standard becomes more prevalent. In addition, a number of companies such as Adobe Systems, Apple, Ateme, Google, Microsoft, and RealNetworks offer video formats that compete with our proprietary video format. In the connected device middleware and metadata marketplace, there is competition not only from other companies, but also from customer-implemented internally-developed solutions. We believe that our DVD digital-to-analog copy protection and videocassette copy protection systems currently have limited competition. It is possible, however, that alternative copy protection technologies could become competitive. Additionally, new competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas.
The markets for the consumer hardware and software products sold by our OEM customers are competitive and price sensitive.  Licensing fees for our technologies, products and services, particularly in the physical media and CE and computer device areas, may decline due to competitive pricing pressures and changing consumer demands.    In addition, we may experience pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and could adversely affect our operating results.  To increase per unit royalties, we must continue to introduce new, highly functional versions of our technologies, products and services for which we can charge higher amounts.  Any inability to introduce such technologies, products and services in the future or other declines in the amounts we can charge would also adversely affect our revenues.
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
We derive significant revenues from CE manufacturer license fees for our solutions that are based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. Economic downturns have in the past, and may in the future, significantly impact demand for such CE devices. As a result, our future operating results may be adversely impacted by fluctuations in sales of CE devices employing our technologies.
The decision by manufacturers to incorporate our solutions into their products is a function of what other technologies and products are available. Our future operating results may be adversely impacted as a result of CE manufacturers opting not to incorporate our technology into their devices as a result of other available alternatives.
Our business may be adversely affected by fluctuations in the number of multi system operators ("MSO") and digital broadcast satellite ("DBS") subscribers if the availability of over-the-top content services causes consumers to cancel their MSO and DBS subscriptions.
For some of our technologies, we are paid a royalty based on the number of subscribers our MSO and DBS customers have. The ability to enjoy digital entertainment content downloaded or streamed over the Internet has enabled some consumers to cancel their MSO and DBS subscriptions. If our MSO and DBS customers are unable to maintain their subscriber base, the royalties they owe us may decline.
Dependence on the cooperation of MSOs and DBS providers, television broadcasters, hardware manufacturers, publications, data providers and delivery mechanisms could adversely affect our revenues.
We rely on third party providers to deliver our IPG data to CE devices that include our IPG. Further, our national data network provides customized and localized listings to our IPG service for MSOs and DBS providers and licensees of our data used in third party IPGs for MSOs and DBS providers. In addition, we purchase some of our program guide information from commercial vendors. The quality, accuracy and timeliness of that data may not continue to meet our standards or be acceptable to consumers. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms. Technological changes may also impede the ability to distribute such data. Our inability to renew these existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively transmit our IPG data to CE devices could have a material adverse effect on our CE IPG and IPG data business.
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
We have expanded our technology base in the past through strategic acquisitions of companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. We are currently in the process of divesting our Rovi Entertainment Store. We may not realize the anticipated benefits of these acquisitions and divestitures or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.
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

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	significant diversion of management's attention from our core business and diversion of key employees' time and resources;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.
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
If we acquire businesses, new products or technologies in the future, we may incur significant acquisition-related costs. In addition, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our operating results. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. Acquisitions could also cause operating margins to fall depending upon the financial models of the businesses acquired.
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
We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products incorporating our technologies can be sold. We have filed applications to expand our patent claims and for improvement patents to extend the current periods of patent coverage. However, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.
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
We, and many of our current and potential competitors, dedicate substantial resources to protection and enforcement of intellectual property rights. We believe that companies will continue to take steps to protect their technologies, including, but not limited to, seeking patent protection. Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. Disputes regarding the ownership of technologies and their associated rights are likely to arise in the future and we may be forced to litigate to determine the validity and scope of other parties' proprietary rights. Any such litigation could be very costly, could distract our management from focusing on operating our business, could delay receipt of revenue until a settlement or decision is ultimately reached, could result in the invalidation or adverse claims construction of patents, and might ultimately be unsuccessful. The existence and/or outcome of such litigation could harm our business.
We may be subject to intellectual property infringement claims or other litigation, which are costly to defend and could limit our ability to use certain technologies in the future.
From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties' proprietary rights (especially patents), including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights relating to video or music content, or alleging unfair competition or violations of privacy rights. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. Regardless of the merits of such claims, any disputes with third parties over intellectual property rights could materially and adversely impact our business, including by resulting in the loss of management time and attention to our core business, the significant cost to defend ourselves against such claims or reducing the willingness of licensees to incorporate our technologies into their products. Additionally, we have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content owners, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products or providing our services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers, strategic partners or the current owners of businesses that we divested, which could increase our defense costs and potential damages. For example, we have received notices and lawsuits from certain customers requesting indemnification in patent-related lawsuits. We evaluate the requests and assess whether we believe we are obligated to provide such indemnification to such customers on a case by case basis. Customers or strategic partners making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations. Furthermore, these types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.
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
The global recession has caused a general tightening in the credit markets, lower levels of liquidity, and increases in the rates of default and bankruptcy. Additionally, sovereign budget crises among members of the European Union and other countries worldwide have caused increased risk of default to holders of sovereign debt, including commercial banks, and an unprecedented risk about the continuing viability of the Euro as a global currency. These conditions have caused an unprecedented level of intervention from the United States federal government, other foreign governments, central banks and quasi-governmental agencies such as the International Monetary Fund, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, these macroeconomic developments could negatively affect our business, operating results, financial condition or liquidity in a number of ways. For example, if the economic downturn makes it difficult for our customers and suppliers to accurately forecast and plan future business activities, they may delay, decrease or cancel purchases of our solutions or reduce production of their products. As many of our solutions are licensed on a per-unit fee basis, our customers' decision to decrease production of their products or devices may decrease our licensing revenue and adversely impact our operating results.
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
As of December 31, 2012, we had total debt with a par value of approximately $1.5 billion which includes $291.0 million of borrowings under our 2040 Convertible Notes and $1.2 billion under our senior secured term loans. Our term loans are guaranteed by us and certain of our domestic and foreign subsidiaries and are secured by substantially all of our, the subsidiary guarantors and the co-borrowers' assets. Our indebtedness may:

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
Covenants in our debt agreements restrict our business in many ways and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected.
Our senior secured term loans contain various covenants that limit our ability and/or our restricted subsidiaries' ability to, among other things:

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
In addition, our senior secured term loan contains restrictive covenants and requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those ratios. A breach of any of these covenants could result in a default under our senior secured term loans and/or our other indebtedness, which could in turn result in an acceleration of a substantial portion of our indebtedness. In such event, we may be unable to repay all of the amounts that would become due under our indebtedness. If we were unable to repay those amounts, the lenders under our senior secured term loans could proceed against the collateral granted to them to secure that indebtedness. In any case, if a significant portion of our debt was accelerated, we might be forced to seek bankruptcy protection.
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
Rovi Corporation's subsidiaries, including Rovi Solutions Corporation and Rovi Guides Inc., own a significant portion of our assets and conduct substantially all of our operations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on the 2040 Convertible Notes. Accordingly, repayment of our indebtedness depends, to a significant extent, on the generation of cash flow by the subsidiaries, including Rovi Solutions Corporation and Rovi Guides Inc., the senior secured position of their bank debt, and their ability to make cash available to us, by dividend, debt repayment or otherwise. Because they are not guarantors or a co-issuer of the 2040 Convertible Notes, our subsidiaries do not have any obligation to pay amounts due on those notes or to make funds available for that purpose. Conversely, the ability of Rovi Solutions Corporation and Rovi Guides Inc. to repay their indebtedness under the senior secured credit facility depends, in part, on the generation of cash flow by their respective subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us, Rovi Solutions or Rovi Guides Inc. to make payments in respect of our indebtedness. Distributions from non-U.S. subsidiaries may be subject to foreign withholding taxes and U.S. corporate tax and further reduce the net cash available for principal and interest payments.
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
In addition, the Children's Online Privacy Protection Act imposes civil and criminal penalties on persons collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our websites or services to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate this or other similar laws. The manner in which such laws may be interpreted and enforced cannot be fully determined, and future legislation similar to this law could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.
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
Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area, where our headquarters are located, and Southern California where we have significant operations, and the high cost of living in these areas makes our recruiting and compensation costs higher. Moreover, changes in our management or executive leadership team could lead to disruption of our business or distraction of our employees as the organization adapts to such management changes. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.
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
Some of our third party license arrangements require that we license others' technologies and/or integrate our solutions with others. In addition, we rely on third parties to report usage and volume information to us. Delays, errors or omissions in this information could harm our business. If these third parties choose not to support integration efforts or delay the integration of our solutions, our business could be harmed.
If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, MSOs and DBS providers and manufacturers of CE products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these entertainment industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.
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

We cannot provide any assurance that the industry standards for which we develop new technologies, products and services will allow us to compete effectively with companies possessing greater financial and technological resources than we have to market, promote and exploit sales opportunities as they arise in the future.  Technologies, products and services that are designed to comply with standards may also be viewed as interchangeable commodities by certain customers.  We may be unable to compete effectively if we cannot produce technologies and products more quickly or at lower cost than our competitors.  Further, any new technologies, products and services developed may not be introduced in a timely manner or in advance of our competitors' comparable offerings and may not achieve the broad market acceptance necessary to generate significant revenues.

The markets for our advertising platform and web services may not develop and we may fail in our ability to fully exploit these new opportunities if these markets do not develop as we anticipate.
The market for interactive television advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop our advertising platform as a medium widely accepted by consumers and advertisers. In addition, MSO, DBS and Internet protocol television, or IPTV, providers who have a patent license from us are not required to provide advertising, although many have. Therefore our ability to derive advertising revenues from our patent licensees is also dependent on the implementation of advertising by such licensees.
Limitations on control of our IPG Inc. joint ventures may adversely impact our operations in Japan.
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
We have limited control over existing and potential customers' and licensees' decisions to include our technology in their product offerings.
In general, we are dependent on our customers and licensees-including producers and distributors of content for films and videos-to incorporate our technology into their products. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products. If our customers were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Furthermore, while we may be successful in having one or more industry standards-setting organizations require that our technology be used in order for a product to be compliant with the standards promulgated by such organizations, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.
Qualifying, certifying and supporting our technologies, products and services is time consuming and expensive.

We devote significant time and resources to qualify and support our software products on various PC, CE and mobile platforms, including Microsoft, Apple and Android operating systems.  In addition, we maintain high-quality standards for products that incorporate our technologies and products through a quality control certification process.  To the extent that any previously qualified, certified and/or supported platform or product is modified or upgraded, or we need to qualify, certify or support a new platform or product, we could be required to expend additional engineering time and resources, which could add significantly to our development expenses and adversely affect our operating results.
The success of certain of our solutions depends on the interoperability of our technologies with consumer hardware devices.
To be successful we design certain of our solutions to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players and recorders, Blu-ray players, digital still cameras, digital camcorders, portable media players, digital TVs, home media centers, set-top boxes, video game consoles, MP3 devices, multi-media storage devices and mobile tablets and handsets. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate certain of our technologies into their product offerings and ensure consistent playback of encoded files. Currently, a limited number of devices are designed to support our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate our technologies into their product offerings, our technologies may become less accessible to consumers, which would adversely affect our revenue potential.

Some software we provide may be subject to “open source” licenses, which may restrict how we use or distribute our software or require that we release the source code of certain products subject to those licenses.
Some of the products we support and some of our proprietary technologies incorporate open source software such as open source codecs that may be subject to the Lesser Gnu Public License or other open source licenses. The Lesser Gnu Public License and other open source licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser Gnu Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers (both internal and outsourced) do not include open source software in products and technologies we intend to keep proprietary, we cannot be certain that open source software is not incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. Also, in relying on multiple software programmers to design products and technologies that we intend, or ultimately end up releasing in the open source community, we may discover that one or multiple such programmers have included code or language that would be embarrassing to us, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability.

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
As of December 31, 2012, we had three major locations (defined as a location with more than 50 employees) and employed approximately 380 employees in our continuing operations outside the United States.  We face challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs.  Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.
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
Because we sell our products worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements and the costs of complying with such laws (including consumer and data protection laws);

•	changes in, or weakening of copyright and intellectual property (patent) laws;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions or difficulty in obtaining export licenses for certain technology;

•	import and export restrictions and duties, including tariffs, quotas or taxes and other trade barriers and restrictions;

•	fluctuations in our net effective income tax rate driven by changes in the percentage of revenues that we derive from international sources;

•	changes in a specific country's or region's political or economic condition, including changes resulting from the threat of terrorism;

•	difficulty in staffing and managing foreign operations, including compliance with laws governing labor and employment; and

•	fluctuations in foreign currency exchange rates.

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

We face risks with respect to conducting business in China due to China's historically limited recognition and enforcement of intellectual property and contractual rights and because of certain political, economic and social uncertainties relating to China.
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
 In addition, we have direct license relationships with many consumer hardware device manufacturers located in China and a number of the OEMs that license our technologies utilize captive or third-party manufacturing facilities located in China.  We expect consumer hardware device manufacturing in China to continue to increase due to its lower manufacturing cost structure as compared to other industrialized countries.  As a result, we face additional risks in China, in large part due to China's historically limited recognition and enforcement of contractual and intellectual property rights.  In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights by China-based consumer hardware device manufacturers may dilute or undermine the strength of our brands.  If we cannot adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue could be adversely affected.
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
We develop and offer complex solutions, which we license to customers. The performance of these products typically involves working with sophisticated software, computing and communications systems. Due to the complexity of these products, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer. Because our products are embedded in digital content and other software, our solutions' performance could unintentionally jeopardize our customers' product performance. Any such defects, errors, or unintended performance problems in existing or new products, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service costs, any of which could materially harm our business.
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
In protecting copyrights and other intellectual property rights of our customers, our products affect consumer use of our customers' products. Consumers may view this negatively and discontinue or threaten to discontinue purchase or use of our customers' products unless our customers stop using our technologies. This may cause a decline in demand for our products or legal actions against us by our customers or consumers.
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
We have a complex business that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal controls over financial reporting. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. Furthermore, our independent registered public accountants may interpret the Section 404 requirements and the related rules and regulations differently from how we interpret them, or our independent registered public accountants may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, operated or reviewed in the future. Finally, in the event we make a significant acquisition, or a series of smaller acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent registered public accountants may decline or be unable to report on the effectiveness of our internal controls over financial reporting or may issue a qualified report in the future. This could result in an adverse reaction in the financial markets due to investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements.
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
Announcements by satellite television operators, cable television operators, major content providers or others regarding CE business combinations, evolving industry standards, consumer rights activists' “wins” in government regulations or the courts, motion picture production or distribution or other developments could cause the market price of our common stock to fluctuate substantially.
There can be no assurance that our historic trading prices, or those of technology companies in general, will be sustained. In the past, following periods of volatility in the market price of a company's securities, some companies have been named in class action suits.
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

•
someone could circumvent our security measures and misappropriate our, our partners' or our customers' proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•	our computer systems could fail and lead to service interruptions or downtime for our ecommerce websites; or

•	we may need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.
The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. Because some of our technologies and businesses are intended to inhibit use of or restrict access to our customers' intellectual property, we may become the target of hackers or other persons whose use of or access to our customers' intellectual property is affected by our technologies. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.
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
Most U.S. sales, marketing and technical personnel for all product divisions are in these locations. We also lease space for sales, marketing and technical staff in Playa Vista, California; Golden, Colorado; Schaumburg, Illinois; Bedford and Cambridge, Massachusetts; New York, New York; London and Maidenhead, United Kingdom; Tomsk, Russia; Hangzhou,

China; Tokyo, Japan; Seoul, South Korea; Mumbai, India; Taipei, Taiwan; Luxemburg and Germany. A small number of individuals operate out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders
The common stock of Rovi Corporation has been listed on the NASDAQ Global Select Market under the symbol “ROVI” since July 16, 2009. Prior to changing its name to Rovi Corporation on July 15, 2009, the company was named Macrovision Solutions Corporation and traded under the symbol “MVSN”. As part of Macrovision Solutions Corporation's assumption of the ownership on May 2, 2008 of both Gemstar and Macrovision Corporation (See Note 1 to the Consolidated Financial Statements) Macrovision Corporation's stock was delisted. The following table sets forth, for the periods indicated, the reported high and low sales prices for the common stock of Rovi Corporation:

	High	Low
2012
First Quarter	$37.75	$23.90
Second Quarter	$33.46	$19.01
Third Quarter	$19.71	$9.91
Fourth Quarter	$16.42	$13.25

2011
First Quarter	$69.50	$51.11
Second Quarter	$60.84	$46.00
Third Quarter	$59.31	$41.28
Fourth Quarter	$51.83	$23.20
As of February 8, 2013, the closing price of our common stock as reported on the NASDAQ Global Select Market was $17.36 per share and there were 1,486 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms. As of February 8, 2013, there were 103,964,086 shares of common stock outstanding.

Stock Performance Graph*
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index (the “NASDAQ”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from May 2, 2008 through December 31, 2012. The graph assumes an investment of $100 in our common stock and in each of the market indices, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Rovi Corporation	NASDAQ Composite Index	S&P 500	Russell 2000 Index
May 2, 2008	$100	$100	$100	$100
December 31, 2008	$76	$64	$64	$69
December 31, 2009	$191	$92	$79	$86
December 31, 2010	$372	$107	$89	$108
December 31, 2011	$148	$105	$89	$102
December 31, 2012	$93	$122	$101	$117

* The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of Rovi Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividend Policy
We have not paid any cash dividends in the last two years and do not anticipate paying any cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all earnings for use in our business operations and to pay down debt. Our Amended and Restated Credit Agreement contains customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dividends and other distributions (See Note 7 to the Consolidated Financial Statements).
In November 2011, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's common stock. This authorization does not have an expiration date. The Company did not repurchase any of its equity securities during the quarter ended December 31, 2012. As of December 31, 2012, the Company had $222.9 million remaining under its existing stock repurchase program.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$650,573	$680,975	$541,490	$480,450	$327,440
Costs and expenses:
Cost of revenues	110,163	96,888	99,129	65,258	44,304
Research and development	147,648	149,310	95,687	91,984	65,911
Selling, general and administrative	156,963	177,199	142,197	132,939	114,563
Depreciation	20,770	19,534	18,758	18,368	13,797
Amortization of intangible assets	103,926	104,711	80,395	81,934	59,139
Restructuring and asset impairment charges	5,094	20,800	—	53,619	—
Total costs and expenses	544,564	568,442	436,166	444,102	297,714
Operating income from continuing operations	106,009	112,533	105,324	36,348	29,726
Interest expense	(61,742)	(53,776)	(42,935)	(52,028)	(54,834)
Interest income and other, net	3,203	4,859	1,770	4,558	11,242
Debt modification expense	(4,496)	—	—	—	—
(Loss) gain on interest rate swaps and caps, net	(10,624)	(4,314)	34,197	—	—
Loss on debt redemption	(1,758)	(11,514)	(16,806)	(8,687)	—
Gain on sale of strategic investments	—	—	5,895	—	5,238
Income (loss) from continuing operations before income taxes	30,592	47,788	87,445	(19,809)	(8,628)
Income tax expense (benefit)	15,691	8,723	(139,213)	(1,421)	(23,409)
Income (loss) from continuing operations, net of tax	14,901	39,065	226,658	(18,388)	14,781
Discontinued operations, net of tax	(49,245)	(80,351)	(13,774)	(34,563)	(128,841)
Net (loss) income	$(34,344)	$(41,286)	$212,884	$(52,951)	$(114,060)
Basic earnings per common share:
Basic income (loss) per share from continuing operations	$0.14	$0.36	$2.20	$(0.18)	$0.17
Basic loss per share from discontinued operations	$(0.47)	$(0.74)	$(0.14)	$(0.34)	$(1.49)
Basic net earnings per share	$(0.33)	$(0.38)	$2.06	$(0.52)	$(1.32)
Shares used in computing basic net earnings per common share	104,623	108,923	102,658	100,860	85,334
Diluted earnings per common share:
Diluted income (loss) per share from continuing operations	$0.14	$0.34	$2.07	$(0.18)	$0.17
Diluted loss per share from discontinued operations	$(0.47)	$(0.70)	$(0.13)	$(0.34)	$(1.49)
Diluted net earnings per share	$(0.33)	$(0.36)	$1.94	$(0.52)	$(1.32)
Shares used in computing diluted net earnings per common share	104,941	113,131	109,175	100,860	85,357

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments and restricted cash	$968,233	$485,480	$696,167	$336,284	$362,057
Working capital	874,164	463,051	387,935	289,962	561,313
Total assets	3,294,681	2,946,767	2,457,283	2,151,139	2,636,184
Long-term liabilities	1,478,818	1,099,573	484,186	514,479	950,068
Total stockholders’ equity	1,587,421	1,692,752	1,748,333	1,520,269	1,515,195

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.

Overview
We are focused on powering the discovery, delivery, display and monetization of digital entertainment. We provide a broad set of integrated solutions that are embedded in our customers' products and services, connecting consumers with entertainment. Our offerings enable discovery, advertising and video display and delivery. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and our extensive database of descriptive information about television, movie, music, books, and game content (“metadata”). In addition to offering IPGs developed by us, our customers may also license our patents and deploy their own IPG or a third party IPG. Advertising solutions include the Rovi Advertising Network and the Rovi Advertising Service, delivering advertising to IPGs, devices connected to the Internet, interactive applications and advertising on consumer websites operated by us. Video display and delivery solutions include video compression-decompression technology (“codecs”) and content protection technologies and services. Additionally, intellectual property is a significant part of our business. We have patented many aspects of content discovery, DVR and VOD functionality, multi-screen functionality, as well as interactive applications and advertising.  We have historically licensed this portfolio for use with linear television broadcast.  However, there is an emerging industry transition to Internet platform technologies which is enabling new video services for television in homes as well as on multiple screens such as tablets and smartphones.  We believe this transition presents new opportunities to license our intellectual property portfolio for different use cases and to different customers, as well as to develop, market and sell products and services which enable such functionality.  Building upon this, we are establishing broad industry relationships with the companies leading the next generation of digital entertainment.  Our strategy includes developing products and services that complement our intellectual property and address the opportunity presented by this industry transformation. Our solutions are deployed globally in the cable, satellite, consumer electronics, entertainment and online distribution markets.
We group our revenue into the following categories – (i) service providers, (ii) CE discovery and advertising, (iii) CE video display and delivery, and (iv) Other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues advertising revenue generated from our service provider IPGs and consumer websites such as AllRovi.com and SideReel.com. CE discovery and advertising includes license revenue received from consumer electronics companies for our IPG products as well as license revenue for our IPG patents, Rovi Cloud Services and advertising revenue from our CE IPGs or the Rovi Ad Network. CE video delivery and display includes revenue from consumer electronics companies for our DivX , ACP, VCR Plus+, connected platform and media recognition technologies. Other revenue consists primarily of licensing of our underlying media content/metadata, MainConcept codecs and licensing of our content protection technologies to entertainment companies.
On February 17, 2011, we acquired Sonic Solutions (“Sonic”) for approximately $763.1 million in cash and stock.

Comparison of Years Ended December 31, 2012 and 2011
The following tables present our 2012 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2012	2011	Change $	Change %
Revenues:
Service provider	$317,053	$299,883	17,170	6%
CE discovery and advertising	132,693	169,243	(36,550)	(22)%
CE video delivery and display	140,470	148,523	(8,053)	(5)%
Other	60,357	63,326	(2,969)	(5)%
Total revenues	650,573	680,975	(30,402)	(4)%
Costs and expenses:
Cost of revenues	110,163	96,888	13,275	14%
Research and development	147,648	149,310	(1,662)	(1)%
Selling, general and administrative	156,963	177,199	(20,236)	(11)%
Depreciation	20,770	19,534	1,236	6%
Amortization of intangible assets	103,926	104,711	(785)	(1)%
Restructuring and asset impairment charges	5,094	20,800	(15,706)	(76)%
Total operating expenses	544,564	568,442	(23,878)	(4)%
Operating income from continuing operations	106,009	112,533	(6,524)	(6)%
Interest expense	(61,742)	(53,776)	(7,966)	15%
Interest income and other, net	3,203	4,859	(1,656)	(34)%
Debt modification expense	(4,496)	—	(4,496)	NM
Loss on interest rate swaps and caps, net	(10,624)	(4,314)	(6,310)	146%
Loss on debt redemption	(1,758)	(11,514)	9,756	(85)%
Income from continuing operations before taxes	30,592	47,788	(17,196)	(36)%
Income tax expense	15,691	8,723	6,968	80%
Income from continuing operations, net of tax	14,901	39,065	(24,164)	(62)%
Loss from discontinued operations, net of tax	(49,245)	(80,351)	31,106	(39)%
Net loss	$(34,344)	$(41,286)	6,942	(17)%

Net Revenue
Service Providers Revenue
For the year ended December 31, 2012, revenue from service providers increased by 6% compared to the prior year. This increase was primarily due to an increase in IPG product and patent revenues which benefited from continued domestic and international digital subscriber growth and rate increases on renewed IPG product agreements. Also contributing to the growth was an increase in advertising revenue. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased advertising revenue.
CE Discovery and Advertising Revenue
For the year ended December 31, 2012, revenue from CE discovery and advertising decreased by 22% compared to the prior year. This decrease was primarily due to fewer significant IPG patent licensing agreements, which included catch-up payments to make us whole for the pre-license period of use, entered into this year vs. the prior year. We expect revenue from licensing our IPG patents to increase in the future as we enter into renewals with existing and previously licensed customers.
CE Video Delivery and Display Revenue
For the year ended December 31, 2012, revenue from CE video delivery and display decreased by 5% compared to the prior year. This decrease was primarily due to a significant decrease in ACP revenue partially offset by 2012 including DivX product revenue for the full year, while 2011 only included DivX product revenue subsequent to the Sonic acquisition (see Note

4 to the Consolidated Financial Statements). The year ended December 31, 2012, also included revenue from license agreements which allow certain of our licensees to incorporate certain legacy DivX profiles in specified legacy device types in perpetuity. In 2013, we believe CE video delivery and display revenue will decrease by 35% to 45% due to declines in DivX product sales, the anticipated continuing decline in ACP sales and discontinuing sales of our connected platform product. Several significant DivX customer contracts will come up for renewal in 2013.  DivX revenue in 2013 and beyond will be impacted by the terms under which customers agree to renew such contracts.
Other Revenue
Other revenue consists primarily of licensing of our underlying media content/metadata, MainConcept codecs and licensing of our content protection technologies to entertainment companies. For the year ended December 31, 2012, Other revenue decreased compared to the prior year primarily due to a decrease in content protection technology sales to entertainment companies partially offset by 2012 including MainConcept product revenue for the full year, while 2011 only included MainConcept product revenue subsequent to the Sonic acquisition (see Note 4 to the Consolidated Financial Statements).
Cost of Revenues
For the year ended December 31, 2012, cost of revenues increased from the prior year primarily due to increased patent litigation costs. We expect patent litigation costs in 2013 to be consistent with 2012 levels.
Research and Development
For the year ended December 31, 2012, research and development expenses decreased from the prior year primarily due to the prior year including Sonic integration costs and 2012 benefiting from the 2012 restructuring actions the Company undertook to more efficiently manage its operating expenses (See Note 11 to the Consolidated Financial Statements).
Selling, General and Administrative
For the year ended December 31, 2012, selling, general and administrative expenses decreased from the prior year primarily due to savings from Sonic acquisition synergies and the prior year including Sonic acquisition transaction and integration costs. Also contributing to the reduction in 2012 were savings from the 2012 restructuring actions the Company undertook to more efficiently manage its operating expenses (See Note 11 to the Consolidated Financial Statements).
Depreciation
For the year ended December 31, 2012, depreciation increased from the prior year primarily due to an increase in fixed asset purchases in the second half of 2011, which lead to an increase in depreciation in 2012.
Amortization of Intangible Assets
For the year ended December 31, 2012, amortization of intangible assets decreased from the prior year primarily due to certain intangible assets acquired in the Gemstar TV-Guide International acquisition now being fully amortized.
Restructuring and Asset Impairment Charges
During the third quarter of 2012, we reviewed our costs in order to reduce and more efficiently manage our operating expenses. As a result of this analysis, we took cost reduction actions, which resulted in a restructuring charge of $3.7 million related to our continuing operations. In addition, in connection with a review of our operations in the first quarter of 2012, we reorganized certain parts of our sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012 (see Note 11 to the Consolidated Financial Statements).
In conjunction with the Sonic acquisition, we implemented restructuring activities to create cost efficiencies for the combined company. During the first quarter of 2012, we recorded $0.6 million in restructuring charges to our continuing operations related to the Sonic acquisition. During 2011, we recorded $7.3 million in restructuring charges to our continuing operations related to the Sonic acquisition (see Note 11 to the Consolidated Financial Statements).
On July 1, 2011, we sold our BD+ technology assets. In connection with the sale, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets.

Interest Expense
For the year ended December 31, 2012, interest expense increased compared to the same period in the prior year due to an increase in average debt outstanding.
Interest Income and Other, Net
The decrease in interest income and other, net, for the year ended December 31, 2012, as compared to the prior year, is primarily due to us recording a $1.2 million impairment charge to a strategic investment in 2012.
Loss on Interest Rate Swaps and Caps, Net
We have not designated any of our interest rate swaps, caps or foreign currency collars as hedges and therefore record the changes in fair value of these instruments in our Consolidated Statements of Operations (see Note 9 to the Consolidated Financial Statements). Loss on interest rate swaps and caps, for the year ended December 31, 2012, is primarily due to a decrease in the fair value of our swaps under which we have agreed to pay a fixed rate and receive a floating rate, as there has been a decline in forward LIBOR rates.
The loss on interest rate swaps and caps, net for the year ended December 31, 2011, was primarily due to a decrease in the fair value of the swaps we entered into in November 2011 with a notional amount of $300 million. The fair value of these swaps declined due to a decrease in the forward LIBOR rate. As we pay fixed and receive floating under these swaps, the fair value of the swaps declined.
Loss on Debt Redemption and Debt Modification Expense
On March 29, 2012, we borrowed $800 million consisting of (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”) (see Note 7 to the Consolidated Financial Statements). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. We accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors have been recorded as debt modification expenses for the year ended December 31, 2012. In addition, during the first quarter of 2012, we realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt issuance costs and unamortized discount related to investors who did not reinvest in Term Loan B-2.
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
Income Taxes
We recorded income tax expense from continuing operations for the year ended December 31, 2012, of $15.7 million, which primarily consists of foreign withholding taxes, foreign income taxes, state income taxes, and the net change in our deferred tax asset valuation allowance.
We recorded an income tax expense from continuing operations for the year ended December 31, 2011, of $8.7 million, primarily due to foreign withholding taxes and the net effect of the change in the deferred tax asset valuation allowance resulting from the Sonic and SideReel acquisitions and the sale of BD+.   The acquisitions resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets described in Note 4 to the Consolidated Financial Statements.  These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance.  The change in the Company's pre-acquisition valuation allowance, which resulted from the acquired net deferred tax liabilities, is not regarded as a component of the acquisition accounting and has been credited to income tax expense.
Discontinued Operations

Discontinued operations for the years ended December 31, 2012 and 2011 includes the Rovi Entertainment Store business, Roxio Consumer Software business and expenses we recorded for indemnification claims related to another former Software business which was disposed of in 2008 (see Note 5 to Consolidated Financial Statements). The loss in discontinued operations for the year ended December 31, 2012, primarily relates to the loss from the Rovi Entertainment Store's operations. The loss in discontinued operations for the year ended December 31, 2011, was primarily due to recording a $40.6 million impairment charge to reduce the carrying value of the intangible assets of the Roxio Consumer Software business to fair value less costs to sell and losses from the Rovi Entertainment Store's operations.

Comparison of Years Ended December 31, 2011 and 2010 from continuing operations

The following tables present our 2011 results from continuing operations compared to the prior year (in thousands):

	Year Ended December 31,
	2011	2010	Change $	Change %
Revenues:
Service providers	$299,883	$267,458	32,425	12%
CE discovery and advertising	169,243	112,052	57,191	51%
CE video delivery and display	148,523	104,573	43,950	42%
Other	63,326	57,407	5,919	10%
Total revenues	680,975	541,490	139,485	26%
Costs and expenses:
Cost of revenues	96,888	99,129	(2,241)	(2)%
Research and development	149,310	95,687	53,623	56%
Selling, general and administrative	177,199	142,197	35,002	25%
Depreciation	19,534	18,758	776	4%
Amortization of intangible assets	104,711	80,395	24,316	30%
Restructuring and asset impairment charges	20,800	—	20,800	NM
Total operating expenses	568,442	436,166	132,276	30%
Operating income from continuing operations	112,533	105,324	7,209	7%
Interest expense	(53,776)	(42,935)	(10,841)	25%
Interest income and other, net	4,859	1,770	3,089	175%
(Loss) gain on interest rate swaps and caps, net	(4,314)	34,197	(38,511)	(113)%
Loss on debt redemption	(11,514)	(16,806)	5,292	(31)%
Gain on sale of strategic investments	—	5,895	(5,895)	(100)%
Income from continuing operations before taxes	47,788	87,445	(39,657)	(45)%
Income tax expense (benefit)	8,723	(139,213)	147,936	(106)%
Income from continuing operations, net of tax	39,065	226,658	(187,593)	(83)%
Loss from discontinued operations, net of tax	(80,351)	(13,774)	(66,577)	483%
Net (loss) income	$(41,286)	$212,884	(254,170)	(119)%

Net Revenue
Service Providers Revenue
For the year ended December 31, 2011, revenue from service providers increased by 12% compared to the prior year. This increase was primarily due to an increase in IPG product revenues which benefited from continued domestic digital subscriber growth and rate increases on renewed agreements. Also contributing to the growth was an increase in IPG advertising revenue.
CE Discovery and Advertising Revenue
For the year ended December 31, 2011, revenue from CE discovery and advertising increased by 51% compared to the prior year. This increase was primarily due to an increase in IPG patent licensing revenue, driven by 2011 including significant new IPG patent licensing agreements which included catch-up payments to make us whole for the pre-license period of use.

CE Video Delivery and Display Revenue
For the year ended December 31, 2011, revenue from CE video delivery and display increased by 42% compared to the prior year. This increase was primarily due to $79.7 million in DivX revenue partially offset by the continued decline in ACP revenue.
Other Revenue
For the year ended December 31, 2011, Other revenue increased compared to the prior year primarily due to the MainConcept products acquired in the Sonic acquisition, which occurred in February 2011, contributing $11.2 million in revenue for the year ended December 31, 2011. This increase was offset by the continued decline in content protection revenue from entertainment companies.
Cost of Revenues
For the year ended December 31, 2011, cost of revenues decreased from the prior year primarily due to 2010 including $28.5 million in costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar acquisition. These decreases were partially offset by costs related to the acquired Sonic operations and an increase in patent litigation costs.
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
Restructuring and Asset Impairment Charges
In conjunction with the Sonic acquisition, the Company implemented restructuring activities to create cost efficiencies for the combined company. These restructuring actions resulted in a charge to continuing operations of $7.3 million.
On July 1, 2011, we sold our BD+ technology assets. In connection with the sale, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets.
Interest Expense
For the year ended December 31, 2011, interest expense increased compared to the same period in the prior year due to an increase in average debt outstanding. On February 7, 2011, the Company borrowed $750 million under a credit facility consisting of a 5-year $450 million term loan and a 7-year $300 million term loan (See Note 7 to the Consolidated Financial Statements).
Interest Income and Other, Net
The increase in interest income and other, net, for the year ended December 31, 2011, as compared to the prior year, is primarily due to the prior year including a $1.0 million loss from the sale of the Guideworks LLC joint venture. Also contributing to the increase is a $0.4 million decrease in net foreign exchange losses as compared to the prior year.
(Loss) Gain on Interest Rate Swaps and Caps, Net

The loss on interest swaps and caps, net for the year ended December 31, 2011, was primarily due to a decrease in the fair value of the swaps we entered into in November 2011 with a notional amount of $300 million. The fair value of these swaps declined due to a decrease in forward LIBOR rates. As we pay fixed and receive floating under these swaps the fair value of the swaps declined. The increase in the fair value of the interest rate swaps for the year ended December 31, 2010, was due to a decrease in the expected forward six month LIBOR rate. We have not designated any of our interest rate swaps and caps as hedges and therefore record the changes in fair value of these instruments in our consolidated statements of operations (see Note 9 to the Consolidated Financial Statements).
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
Income Taxes
We recorded an income tax expense from continuing operations for the year ended December 31, 2011, of $8.7 million, primarily due to foreign withholding taxes and the net effect of the change in the deferred tax asset valuation allowance resulting from the Sonic and SideReel acquisition and the sale of BD+.
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
Discontinued Operations
Discontinued operations for the year ended December 31, 2011 includes the Rovi Entertainment Store business, Roxio Consumer Software business and expenses we recorded for indemnification claims related to another former Software business which was disposed of in 2008 (see Note 5 to Consolidated Financial Statements). The loss in discontinued operations for the year ended December 31, 2011, was primarily due to recording a $40.6 million impairment charge to reduce the carrying value of the intangible assets of the Roxio Consumer Software business to fair value less costs to sell and losses from the Rovi Entertainment Store's operations.
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

Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements. These Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, equity-based compensation, goodwill and intangible assets, impairment of long lived assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
CE and Service Provider Licensing
We license our proprietary IPG technology, codec technology and ACP technology to CE manufacturers, integrated circuit makers, service providers and others. We generally recognize revenue from licensing our technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. Our recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the licensee. We have established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making a revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer ships the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of our large CE IPG and codec technology licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. At times, we enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, we generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term. In addition, we also enter into agreements in which the licensee pays us a one-time fee for a perpetual license to our ACP or DivX technology. Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.
We also generate advertising revenue through our IPGs and other platforms. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

Discontinued Operations - Rovi Entertainment Store Video Delivery Solution
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

Discontinued Operations - Roxio Consumer Software Products
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
The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our equity-based compensation. Consequently, there is a risk that our estimates of the fair values of our equity-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those equity-based payments in the future. Certain equity-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.
Classification and Fair Value Measurement of Auction Rate Securities
We hold investments in auction rate securities having contractual maturities of greater than one year and interest rate reset features of between 7 and 35 days. These auction rate securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. As a result of adverse conditions in the financial markets, the auction rate securities we hold have failed to trade due to insufficient bids from buyers.
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
Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In connection with our goodwill impairment analysis performed annually in our fourth quarter, we first assess qualitative factors to determine whether events or circumstances indicate that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-step impairment test. The first step of the two-step impairment analysis is to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit using the discounted cash flow approach and a market based approach. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates.

Impairment of Long‑Lived Assets
Long‑lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities decreased to $228.9 million for the year ended December 31, 2012, from $253.3 million in the prior year. Cash from operating activities decreased from the prior year primarily due to a decline in operating income before depreciation, amortization of intangible assets and asset impairment charges. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in this Form 10-K.
Net cash used in investing activities from continuing operations increased to $360.4 million for the year ended December 31, 2012, from $306.9 million in the prior year. The year ended December 31, 2012, included $342.2 million in net marketable securities purchases, $15.3 million in capital expenditures and the $20.0 million payment for the Snapstick acquisition, partially offset by the receipt of $17.5 million from the sale of Roxio Consumer Software business. Included in 2011 investing activities was $433.7 million (net of cash acquired) used to acquire Sonic, SideReel and DigiForge, partially offset by $145.6 million in net marketable securities sales. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $17.0 million and $22.0 million for the full year 2013.
Net cash provided by financing activities from continuing operations increased to $328.3 million for the year ended December 31, 2012, from $0.4 million in the prior year. During the year ended December 31, 2012, we borrowed an additional $800.0 million ($788.5 million, net of issuance costs and discounts) under our Amended and Restated Credit Facility described below. In addition, we received $15.6 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. These receipts were partially offset by using $297.8 million to pay off the preexisting Term Loan B-1 under our Initial Credit Agreement described below, $26.8 million in mandatory payments on the senior secured term loans and repurchasing $152.1 million of our common stock. During the year ended December 31, 2011, we entered into a $750 million senior secured credit facility which provided $733.0 million in cash, net of discounts and issuance costs. During the same period we used cash to repurchase $169.0 million in par value of our 2040 Convertible Notes for $203.2 million, repurchase $106.3 million in par value of our 2011 Convertible Notes for $221.1 million and repurchase $337.6 million of our common stock. In addition, we paid $28.4 million upon the conversion of the remainder of the 2011 Convertible Notes.

As discussed in Note 7 of the Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of December 31, 2012, $291.0 million par value of the 2040 Convertible Notes remains outstanding.
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
On February 7, 2011, the Company and certain subsidiaries, as borrowers or guarantors entered into a credit agreement (the "Initial Credit Agreement"), pursuant to which we jointly borrowed $750 million. The Initial Credit Agreement provided for a 5-year $450 million term loan (“Term Loan A-1”) and a 7-year $300 million term loan (“Term Loan B-1”). The term loans are secured by substantially all of our assets. On March 29, 2012, the Initial Credit Agreement was amended and restated (the "Amended and Restated Credit Agreement") to provide for two new tranches of term loans totaling $800 million: (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. The Term Loan A-1 and Term Loan A-2 require annual amortization payments and mature on February 7, 2016 and March 29, 2017, respectively. Term Loan B-2 requires quarterly amortization payments and matures on March 29, 2019. Term Loan A-1 bears interest, at our election, at either prime rate plus an applicable margin equal to 1.5% per annum or LIBOR plus an applicable margin equal to 2.5% per annum, and was issued at a discount of $2.8 million to par value. Term Loan A-2 bears interest, at our election, at either the prime rate plus an applicable margin equal to 1.25% per annum or LIBOR plus an applicable margin equal to 2.25% per annum, and was issued at a discount of $1.0 million to par value. Term Loan B-2 bears interest, at our election, at either the prime rate plus an applicable margin equal to 2.0% per annum or LIBOR plus an applicable margin equal to 3.0% per annum (subject to a 1.0% LIBOR floor) and was issued at a discount of $2.9 million to par value. The applicable margin for Term Loan B-2 is subject to reduction by 0.25% based upon the our total leverage ratio.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require us to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Beginning in 2013, we may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. We anticipate making an Excess Cash Flow payment of approximately $84.0 million in February 2013. As of December 31, 2012, Term Loan A-1, Term Loan A-2 and Term Loan B-2 carrying values were $425.8 million, $214.2 million and $578.0 million, net of discount, respectively.

In connection with the issuance of Term Loan A-2 and Term Loan B-2, our Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. As of December 31, 2012, we had $210.1 million remaining under our existing debt repurchase authorization.
In November 2011, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. During the year ended December 31, 2012, we repurchased 8.4 million shares of our common stock for $152.1 million and as of December 31, 2012, had $222.9 million remaining under our existing stock repurchase program.
As of December 31, 2012, we had $285.4 million in cash and cash equivalents, $578.0 million in short-term investments and $104.9 million in long-term marketable securities. Of these amounts, $277.8 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.
We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure, debt and operating requirements for at lest the next twelve months.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

	Payments due by period
Contractual Obligations (3)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations (1)	$1,514,103	$106,407	$391,654	$497,993	$518,049
Interest expense associated with long-term debt obligations	210,683	46,686	85,592	50,800	27,605
Purchase obligations	23,445	21,502	1,854	89	—
Operating lease obligations(2)	68,591	22,418	29,692	11,407	5,074
	$1,816,822	$197,013	$508,792	$560,289	$550,728

(1)
Includes current and long-term portion. The 2040 Convertible Notes have been included in the above table at the first put / call date which is February 2015. However, the 2040 Convertible Notes may be converted by the noteholders prior to their maturity under certain circumstances. See above for additional details.

(2)	Operating leases in the above table have been included on a gross basis. The Company has agreements to receive approximately $17.0 million under operating subleases.

(3)	We are unable to reliably estimate the timing of future payments related to uncertain tax positions, therefore, $50.8 million of income taxes payable has been excluded from the table above.

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
Fixed Income Investments. We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $916.6 million as of December 31, 2012. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.

As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At December 31, 2012, the fair value of our auction rate securities portfolio totaled approximately $14.3 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.5 million decrease in the fair value of our fixed income available-for-sale securities as of December 31, 2012
While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.
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
Interest Rate Swaps and Caps. We have entered into a number of interest rate swaps. Under these swaps we have generally agreed to pay interest at a fixed rate and receive a floating rate from the counterparties. The terms of these interest rate swaps are more fully described in Note 9 to the Consolidated Financial Statements.

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
Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2012. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Rovi maintained effective internal control over financial reporting as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Inherent Limitations on Effectiveness of Controls
Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
All internal control systems, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected, even with respect to those systems of internal control that are determined to be effective. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Audit Committee Oversight
The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the "accountants") to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Personal and Business Conduct and Ethics), and the nature, extent, and results of internal and external audits. Our accountants have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rovi Corporation and subsidiaries
We have audited Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rovi Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Rovi Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Rovi Corporation and subsidiaries and our report dated February 13, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 13, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stockholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.
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

ITEM 11. EXECUTIVE COMPENSATION
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.     Financial Statements

2.	Financial Statement Schedules

All schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

3.	Exhibits

 Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.01	Agreement and Plan of Mergers, dated as of December 6, 2007, among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub, Inc. and Gemstar-TV Guide International, Inc	8-K	5/5/08	2.1
2.02	Agreement and Plan of Merger and Reorganization dated as of December 22, 2010, among Rovi Corporation, Sparta AcquisitionSub, Inc. and Sonic Solutions	8-K	12/27/10	2.1
3.01	Certificate of Incorporation of Rovi Corporation, as amended, on July 15, 2009	10-Q	8/6/09	3.01
3.02	Bylaws of Rovi Corporation	8-K	5/8/09	3.01
4.01	Form of Common Stock Certificate	S-3	7/15/08	4.1
4.02	Indenture, dated as of March 17, 2010, by and between the Company and Bank of New York Mellon Trust Company, N.A. as trustee	8-K	3/18/10	4.1
4.03	Form of Note representing the Rovi Corporation 2.625% Convertible Senior Notes due 2040 (included in the Indenture referenced in Exhibit 4.03)	8-K	3/18/10	4.1

4.04	Amended and Restated Credit Agreement, dated as of March 29, 2012, among Rovi Corporation, Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, Merrill Lynch, Pierce, Fenner & Smith, Inc., as joint bookrunner, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	3/29/12	10.1
4.05
Amendment No. 1, dated as of February 12, 2013, to the Amended and Restated Credit Agreement, dated as of February 7, 2011 and amended and restated as of March 29, 2012, among Rovi Corporation, Rovi Solutions Corporation and Rovi Guides, Inc., the guarantors party thereto, the lenders from time to time party thereto, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent and JPMorgan Chase Bank, N.A., as administrative agent.

					X
10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended**	8-K	5/24/11	10.01
10.02	Rovi Corporation 2008 Employee Stock Purchase Plan**	S-8	7/23/08	10.02
10.03	Rovi Corporation 2000 Equity Incentive Plan**	DEF14A	3/16/06	Annex A
10.04	Sonic Solutions 2004 Equity Compensation Plan, as amended and restated July 2010**	S-8	3/17/11	---
10.05	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to 2000 and 2008 Equity Incentive Plans**	10-K	2/23/2012	10.05
10.06	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (Director grant form) pursuant to 2008 Equity Incentive Plan**	10-K	2/23/2012	10.06
10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to 2008 Equity Incentive Plan**	10-K	2/23/2012	10.07
10.08	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form) pursuant to 2008 Equity Incentive Plan**	10-K	2/23/2012	10.08
10.09	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to 2008 Equity Incentive Plan**	10-K	2/23/2012	10.09

10.10	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to 2004 Equity Compensation Plan**	10-K	2/23/2012	10.10
10.11	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to 2004 Equity Compensation Plan**	10-K	2/23/2012	10.11
10.12	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to 2004 Equity Compensation Plan**	10-K	2/23/2012	10.12
10.13	2012 Senior Executive Company Incentive Plan**	8-K	2/17/12	10.1
10.14	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39
10.15	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09
10.16	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10
10.17	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11
10.18	Offer letter to Thomas Carson dated December 14, 2011**	8-K	12/16/11	10.1
10.19	Amended and Restated Executive Severance and Arbitration Agreement with Thomas Carson dated December 14, 2011**	8-K	12/16/11	10.2
10.20	Executive Succession Planning Agreement dated May 25, 2011 by and between Alfred J. Amoroso and Rovi Corporation**	8-K	5/25/11	10.1
10.21	Form of Indemnification Agreement entered into by Rovi Corporation with each of its directors and executive officers	10-K	3/2/09	10.15
10.22	Executive Severance and Arbitration Agreement with Peter Halt dated June 4, 2012**	10-Q	8/2/12	10.01
10.23	Form of Executive Severance and Arbitration Agreement **	10-Q	8/8/07	10.05
10.24	Executive Severance and Arbitration Agreement with James Budge dated August 6, 2007**	10-Q	8/8/07	10.06
10.25	Charter of the Audit Committee of the Board of Directors	10-K	2/15/11	10.20
14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01
21.01	List of subsidiaries				X
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification	X
32.02	Section 1350 Certification	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of February, 2013.

ROVI CORPORATION

By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Title	Date

Principal Executive Officer:

/s/ Thomas Carson		President, Chief Executive Officer and Director	February 13, 2013
Thomas Carson

Principal Financial and Accounting Officer:

/s/ Peter C. Halt		Chief Financial Officer	February 13, 2013
Peter C. Halt

Additional Directors:

/s/ Andrew K. Ludwick		Chairman of the Board of Directors	February 13, 2013
Andrew K. Ludwick

/s/ Alan L. Earhart		Director	February 13, 2013
Alan L. Earhart

/s/ James E. Meyer		Director	February 13, 2013
James E. Meyer

/s/ James P. O’Shaughnessy		Director	February 13, 2013
James P. O’Shaughnessy

/s/ Ruthann Quindlen		Director	February 13, 2013
Ruthann Quindlen

ROVI CORPORATION

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rovi Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rovi Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 13, 2013

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$285,352	$136,780
Short-term investments	577,988	283,433
Trade accounts receivable, net	106,018	126,752
Taxes receivable	9,237	2,976
Deferred tax assets, net	20,373	32,152
Prepaid expenses and other current assets	26,786	15,056
Assets held for sale	76,852	20,344
Total current assets	1,102,606	617,493
Long-term marketable investment securities	104,893	65,267
Property and equipment, net	32,791	43,203
Finite-lived intangible assets, net	689,494	815,049
Other assets	23,862	41,610
Goodwill	1,341,035	1,364,145
Total assets	$3,294,681	$2,946,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$94,830	$107,037
Deferred revenue	16,152	16,460
Current portion of long-term debt	106,407	25,500
Liabilities held for sale	11,053	5,445
Total current liabilities	228,442	154,442
Taxes payable, less current portion	50,800	63,980
Long-term debt, less current portion	1,373,818	969,598
Deferred revenue, less current portion	3,921	4,041
Long-term deferred tax liabilities, net	41,596	36,267
Other non current liabilities	8,683	25,687
Total liabilities	1,707,260	1,254,015
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 124,795,676 shares issued and 103,374,663 outstanding as of December 31, 2012, and 122,519,604 shares issued and 109,453,371 outstanding as of December 31, 2011, at par	125	123
Treasury stock, 21,421,013 shares at December 31, 2012 and 13,066,233 shares at December 31, 2011, at cost	(634,571)	(482,479)
Additional paid-in capital	2,196,567	2,114,402
Accumulated other comprehensive loss	(1,375)	(313)
Retained earnings	26,675	61,019
Total stockholders’ equity	1,587,421	1,692,752
Total liabilities and stockholders’ equity	$3,294,681	$2,946,767

See the accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$650,573	$680,975	$541,490
Costs and expenses:
Cost of revenues	110,163	96,888	99,129
Research and development	147,648	149,310	95,687
Selling, general and administrative	156,963	177,199	142,197
Depreciation	20,770	19,534	18,758
Amortization of intangible assets	103,926	104,711	80,395
Restructuring and asset impairment charges	5,094	20,800	—
Total costs and expenses	544,564	568,442	436,166
Operating income from continuing operations	106,009	112,533	105,324
Interest expense	(61,742)	(53,776)	(42,935)
Interest income and other, net	3,203	4,859	1,770
Debt modification expense	(4,496)	—	—
(Loss) gain on interest rate swaps and caps, net	(10,624)	(4,314)	34,197
Loss on debt redemption	(1,758)	(11,514)	(16,806)
Gain on sale of strategic investment	—	—	5,895
Income from continuing operations before income taxes	30,592	47,788	87,445
Income tax expense (benefit)	15,691	8,723	(139,213)
Income from continuing operations, net of tax	14,901	39,065	226,658
Discontinued operations, net of tax	(49,245)	(80,351)	(13,774)
Net (loss) income	$(34,344)	$(41,286)	$212,884
Basic earnings per share:
Basic income (loss) per share from continuing operations	$0.14	$0.36	$2.20
Basic loss per share from discontinued operations	(0.47)	(0.74)	(0.14)
Basic net (loss) income per share	$(0.33)	$(0.38)	$2.06
Shares used in computing basic net earnings per share	104,623	108,923	102,658
Diluted earnings per share:
Diluted income (loss) per share from continuing operations	$0.14	$0.34	$2.07
Diluted loss per share from discontinued operations	(0.47)	(0.70)	(0.13)
Diluted net (loss) income per share	$(0.33)	$(0.36)	$1.94
Shares used in computing diluted net earnings per share	104,941	113,131	109,175

See the accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(34,344)	$(41,286)	$212,884
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,226)	304	1,144
Unrealized gains (losses) on investments, net	164	522	(205)
Other comprehensive (loss) income	(1,062)	826	939
Comprehensive (loss) income	$(35,406)	$(40,460)	$213,823

See the accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2009	105,720,821	$106	(2,262,975)	$(25,068)	1,657,888	$(2,078)	$(110,579)	$1,520,269
Net (loss) income							212,884	212,884
Other comprehensive (loss) income						939		939
Issuance of common stock upon exercise of options	4,042,549	4			73,873			73,877
Issuance of common stock under employee stock purchase plan	907,608	1			10,922			10,923
Issuance of restricted stock, net	639,615	1			(1)			—
Equity-based compensation					34,383			34,383
Conversion of convertible debt	4,664				237			237
Equity component of convertible debt, net of tax					56,947			56,947
Convertible debt repurchase					(56,721)			(56,721)
Reclass redeemable equity component of convertible debt					(3,859)			(3,859)
Repurchase of warrant and sale of call option, net					5,834			5,834
Excess tax benefit associated with stock plans					2,483			2,483
Stock repurchase			(2,971,000)	(109,863)				(109,863)
Balances as of December 31, 2010	111,315,257	$112	(5,233,975)	$(134,931)	$1,781,986	$(1,139)	$102,305	$1,748,333
Net (loss) income							(41,286)	(41,286)
Other comprehensive (loss) income						826		826
Issuance of common stock upon exercise of options	1,996,022	2			41,823			41,825
Issuance of common stock under employee stock purchase plan	839,237	1			14,205			14,206
Issuance of restricted stock, net	1,274,682	1			(1)			—
Acquisitions	5,904,436	6			356,749			356,755
Exercise of warrants	701,474	1			(1)			—
Conversion of convertible debt	488,496							—
Exercise of convertible bond call option			(807,935)					—
Equity-based compensation					64,051			64,051
Convertible debt repurchase					(170,231)			(170,231)
Tax benefit from convertible debt repurchase					7,972			7,972
Reclass redeemable equity component of convertible debt					3,859			3,859
Excess tax benefit associated with stock plans					319			319
Repurchase of warrant and sale of call option, net			(185,247)	(9,976)	13,671			3,695
Stock repurchase			(6,839,076)	(337,572)				(337,572)
Balances as of December 31, 2011	122,519,604	$123	(13,066,233)	$(482,479)	$2,114,402	$(313)	$61,019	$1,692,752
Net (loss) income							(34,344)	(34,344)
Other comprehensive (loss) income						(1,062)		(1,062)
Issuance of common stock upon exercise of options	332,623				5,280			5,280
Issuance of common stock under employee stock purchase plan	528,755	1			10,327			10,328
Issuance of restricted stock, net	1,414,694	1			(1)			—
Equity-based compensation					65,646			65,646
Excess tax benefit associated with stock plans					913			913
Stock repurchase			(8,354,780)	(152,092)				(152,092)
Balances as of December 31, 2012	124,795,676	$125	(21,421,013)	$(634,571)	$2,196,567	$(1,375)	$26,675	$1,587,421
See accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(34,344)	$(41,286)	$212,884
Adjustments to reconcile net (loss) income to net cash provided by operations:
Loss from discontinued operations, net of tax	49,245	80,351	13,774
Change in fair value of interest rate swaps and caps, net of premium	20,202	16,727	(33,160)
Depreciation	20,770	19,534	18,758
Amortization of intangible assets	103,926	104,711	80,395
Asset impairment charge	1,292	15,318	—
Debt modification expense	4,496	—	—
Amortization of note issuance costs and convertible note discount	15,911	19,727	26,099
Equity-based compensation	61,224	59,109	34,298
Loss on debt redemption	1,758	11,514	16,494
Deferred taxes	10,039	(13,121)	(2,677)
Gain on sale of strategic investment	—	—	(5,895)
Other, net	9,838	7,924	2,072
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	16,984	(25,125)	(7,057)
Deferred revenue	945	(1,916)	(1,913)
Prepaid expenses, other current assets, and other assets	(14,403)	4,108	(6,843)
Income taxes	(19,441)	4,779	(17,455)
Accounts payable, accrued expenses, and other long-term liabilities	(19,523)	(9,089)	(13,454)
Net cash provided by operating activities of continuing operations	228,919	253,265	316,320
Net cash used in operating activities of discontinued operations	(42,540)	(6,350)	(2,383)
Net cash provided by operating activities	186,379	246,915	313,937
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(781,134)	(390,803)	(628,966)
Sales or maturities of long and short-term marketable investments	438,954	536,425	269,457
Proceeds from sale of business	18,458	2,000	—
Purchases of property and equipment	(15,334)	(18,887)	(15,431)
Payments for acquisition, net of cash acquired	(19,989)	(433,733)	(5,922)
Change in restricted cash	—	—	36,838
Other investing, net	(1,374)	(1,906)	2,404
Net cash used in investing activities of continuing operations	(360,419)	(306,904)	(341,620)
Net cash used in investing activities of discontinued operations	(5,321)	(4,078)	(5)
Net cash used in investing activities	(365,740)	(310,982)	(341,625)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(324,639)	(455,060)	(367,576)
Sale of convertible bond call option and repurchase of warrant, net	—	3,695	5,834
Purchase of treasury stock	(152,092)	(337,572)	(109,863)
Proceeds from issuance of debt, net of issuance costs	788,532	732,978	446,517
Excess tax benefits associated with equity plans	913	319	2,483
Proceeds from exercise of options and employee stock purchase plan	15,608	56,031	84,800
Net cash provided by financing activities of continuing operations	328,322	391	62,195
Net cash used in financing activities of discontinued operations	—	—	—
Net cash provided by financing activities	328,322	391	62,195
Effect of exchange rate changes on cash	(389)	261	278
Net increase (decrease) in cash and cash equivalents	148,572	(63,415)	34,785
Cash and cash equivalents at beginning of period	136,780	200,195	165,410
Cash and cash equivalents at end of period	$285,352	$136,780	$200,195

Supplemental disclosures:
Income taxes paid	$27,212	$16,625	$15,128
Income tax refunds received	$3,547	$1,625	$134,132
Interest paid	$46,440	$34,504	$13,251
See the accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
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
The Company is focused on powering the discovery, delivery, display and monetization of digital entertainment. The Company provides a broad set of integrated solutions that are embedded in its customers' products and services, connecting consumers with entertainment. Company offerings enable discovery; video display and delivery; and advertising. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and the Company's extensive database of descriptive information about television, movie, music, books, and game content (“metadata”). Video display and delivery solutions include video compression-decompression technology (“codecs”) and content protection technologies and services. Advertising solutions include the Rovi Advertising Network and the Rovi Advertising Service, delivering advertising to IPGs, connected devices, interactive applications and advertising on consumer websites operated by the Company. In addition to offering Company developed IPGs, customers may also license the Company's patents and deploy their own IPG or a third party IPG. Rovi's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment and online distribution markets.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rovi Corporation and its wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions.
During the fourth quarter of 2012, the Company made a determination that it would pursue selling its Rovi Entertainment Store business. On February 1, 2012, the Company sold its Roxio Consumer Software business. On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation (“Norpak”), which manufactured equipment for embedding data in a television signal. The results of operations and cash flows of the Rovi Entertainment Store, the Roxio Consumer Software business and Norpak have been classified as discontinued operations for all periods presented (See Note 5).
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
Reclassifications
Certain financial statement items for prior periods have been reclassified to conform to the 2012 presentation.
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

(2) Summary of Significant Accounting Policies
Cash, Cash Equivalents and Investments
The Company considers investments with original maturities from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and corporate debt securities. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. All marketable securities with maturities over one year or those for which the Company’s intent is to retain them for more than twelve months are classified as long-term marketable investment securities.
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
Comprehensive (Loss) Income
Comprehensive income includes net income (loss), foreign currency translation adjustments and unrealized gains and losses, net of related taxes, on marketable investment securities that have been excluded from the determination of net income (loss).
On January 1, 2012, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), except for the provisions of ASU 2011-05 which were deferred by Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, the Company presents other comprehensive income in a separate statement following the Consolidated Statement of Operations. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the Consolidated Statement of Operations and the Consolidated Statement of Comprehensive Income. ASU 2011-12 indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 only relates to disclosure requirements and its adoption did not have a material effect on the Company's results from operations or financial position.
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
CE and Service Provider Licensing
The Company licenses its proprietary IPG technology, codec technology and ACP technology to consumer electronics (“CE”) manufacturers, integrated circuit makers, service providers and others. The Company generally recognizes revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. The Company has established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of the Company’s large CE IPG and codec technology licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. The Company at times enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, the Company generally would use ESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term. In addition, the Company enters into agreements in which the licensee pays the Company a one-time fee for a perpetual license to its ACP or DivX technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.
The Company also generates advertising revenue through its IPGs and other platforms. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.
Discontinued Operations-Rovi Entertainment Store Video Delivery Solution
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
Discontinued Operations-Roxio Consumer Software Products
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
The Company performs ongoing credit evaluations of its customers as necessary. As a percentage of net revenues from continuing operations, the Company did not have any customers that were equal to or greater than 10% of net revenue for the years ended December 31, 2012, 2011 or 2010. As of December 31, 2012 and 2011, the Company did not have any customers whose receivable exceeded 10% of its gross accounts receivable.
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

The calculation of earnings per common share and diluted earnings per common share is presented below (in thousands, except per share data):

	December 31,
	2012	2011	2010
Basic earnings per common share
Income from continuing operations	$14,901	$39,065	$226,658
Income allocated to participating securities	(7)	(73)	(1,125)
Income allocated to common shareholders from continuing operations	$14,894	$38,992	$225,533
Discontinued operations, net of tax	$(49,245)	$(80,351)	$(13,774)
Loss allocated to participating securities	22	151	68
Discontinued operations allocated to common shareholders	$(49,223)	$(80,200)	$(13,706)
Net (loss) income	$(34,344)	$(41,286)	$212,884
Income allocated to participating securities	15	78	(1,057)
Net (loss) income allocated to common shareholders	$(34,329)	$(41,208)	$211,827
Weighted average basic common shares outstanding	104,623	108,923	102,658
Income per common share from continuing operations	$0.14	$0.36	$2.20
Loss per common share from discontinued operations	(0.47)	(0.74)	(0.14)
Net (loss) income per common share	$(0.33)	$(0.38)	$2.06
Diluted earnings per common share
Income from continuing operations	$14,901	$39,065	$226,658
Income allocated to participating securities	(7)	(71)	(1,058)
Income allocated to common shareholders from continuing operations	$14,894	$38,994	$225,600
Discontinued operations, net of tax	$(49,245)	$(80,351)	$(13,774)
Loss allocated to participating securities	22	145	64
Discontinued operations allocated to common shareholders	$(49,223)	$(80,206)	$(13,710)
Net (loss) income	$(34,344)	$(41,286)	$212,884
Loss (income) allocated to participating securities	15	74	(994)
Net (loss) income allocated to common shareholders	$(34,329)	$(41,212)	$211,890
Weighted average diluted common shares outstanding	104,623	108,923	102,658
Dilutive potential common shares	318	4,208	6,517
Weighted average diluted common shares outstanding	104,941	113,131	109,175
Income per common share from continuing operations	$0.14	$0.34	$2.07
Loss per common share from discontinued operations	(0.47)	(0.70)	(0.13)
Net (loss) income per common share	$(0.33)	$(0.36)	$1.94
The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	December 31,
	2012	2011	2010
Stock options	4,452	1,754	1,219
Restricted stock	2,697	462	213
Convertible notes (1)	6,144	—	9,713
Total weighted average potential common shares excluded from diluted net earnings per share	13,293	2,216	11,145

(1)	See Note 7 for additional details.

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
Research and Development
Expenditures for research and development are expensed as incurred. The Company had no capitalized research and development costs as of December 31, 2012 and 2011.
Advertising Expenses
The Company expenses all advertising costs as incurred and for its continuing operations classifies these costs under selling, general and administrative expense. Advertising expenses for the years ended December 31, 2012, 2011 and 2010, were $12.4 million, $12.3 million and $13.0 million, respectively.

(3) Financial Statement Details
Property and Equipment, Net (in thousands):

	December 31,
	2012	2011
Computer software and equipment	$113,378	$107,366
Leasehold improvements	21,056	18,553
Furniture and fixtures	6,430	6,235
	140,864	132,154
Less accumulated depreciation and amortization	(108,073)	(88,951)
Property and equipment, net	$32,791	$43,203
Depreciation expense for our continuing operations for the years ended December 31, 2012, 2011 and 2010 was $20.8 million, $19.5 million, and $18.8 million, respectively.
Accounts Payable and Accrued Expenses (in thousands):

	December 31,
	2012	2011
Accounts payable	$2,274	$1,452
Accrued compensation	31,295	34,249
Interest payable	2,957	4,665
Other accrued liabilities	58,304	66,671
Accounts payable and accrued expenses	$94,830	$107,037
Interest Income and Other, Net (in thousands):

	Year ended December 31,
	2012	2011	2010
Interest income	$2,898	$2,775	$2,698
Foreign currency gains (losses)	63	(205)	(640)
Other income (expense)	242	2,289	(288)
Interest income and other, net	$3,203	$4,859	$1,770
Allowance for Doubtful Accounts (in thousands):
Continuing Operations

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2012	$2,689	$81	$244	$2,526
2011	$2,141	$731	$183	$2,689
2010	$3,127	$(545)	$441	$2,141

(4) Acquisitions
2012 Acquisitions
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
The Company is accounting for the transaction under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic 805 “Business Combinations” (ASC 805). The total purchase price for Sonic was approximately $763.1 million and was comprised of the following (in thousands, except share and per share amounts):

Cash consideration paid to acquire the common stock of Sonic	$398,146
Fair value of 5.8 million shares of Rovi common stock exchanged for the common stock of Sonic (1)	348,193
Cash consideration paid to terminate vested in the money Sonic employee stock options	8,242
Fair value of 0.1 million shares of Rovi common stock exchanged to terminate vested in the money Sonic employee stock options (1)	6,840
Fair value of vested Sonic employee stock options assumed	1,722
Total purchase price	$763,143

(1)	Based on the Company's February 17, 2011, closing common stock price of $60.13 per share.
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
The developed technology intangible assets relate to Sonic's products across all of their product lines that have reached technological feasibility, primarily the Rovi Entertainment Store technology, Roxio's developed software products and the DivX codec technology and player application. Trademarks/tradenames are primarily related to the Roxio and DivX brandname. Customer relationships represent existing contracted relationships with CE manufacturers, retailers, distributors and others. Studio relationships and content library primarily relate to Rovi Entertainment Store's relationships with the studios and digitized content library. The estimated fair values of the developed technology, trademarks/tradenames and customer relationships were primarily determined using either the relief-from-royalty or excess earnings methods. The rates utilized to discount net cash flows to their present values ranged from 8%-11% and were determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair values of the studio relationships and content library were determined under the cost method. The Company did not record any in process research and development assets as Sonic's major technology projects are either substantially complete or primarily represent improvements and additional functionality to existing products for which a substantial risk of completion does not exist.
Developed technology, trademarks/tradenames and studio relationships and content library will be amortized on a straight-line basis over their estimated useful lives. As the majority of the cash flows generated by the customer relationships occur in the first four years of the intangible assets' estimated useful life, the customer relationship intangible assets are being amortized based on the proportion of the expected future cash flow generated by the assets in each year to the total future cash flow expected to be generated by the asset. Approximately $28.5 million of the acquired goodwill is expected to be deductible for tax purposes.
For the year ended December 31, 2011, the Company incurred approximately $2.3 million in transaction costs related to the Sonic acquisition. These costs are included in selling, general and administrative expenses on the Company’s Consolidated Statement of Operations. For the period from acquisition to December 31, 2011, the acquired Sonic operations that remained in continuing operations generated approximately $90.9 million of revenue.
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

	Year ended December 31,
	2011	2010
Net revenue	$702,849	$629,242
Operating income (1)	$120,786	$58,132
Income from continuing operations, net of tax (1)(2)(3)	$23,155	$176,968
Basic income per share from continuing operations	$0.21	$1.62
Diluted income per share from continuing operations	$0.20	$1.53

(1)
Operating income for the year ended December 31, 2010, includes a $28.5 million charge related to costs associated with indemnification and other claims in excess of reserves established in purchase accounting in conjunction with the Gemstar acquisition.

(2)
The Company's historical results for the year ended December 31, 2010, included a $139.2 million income tax benefit, primarily related to entering into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement program confirming that the Company recognized an ordinary tax loss from the 2008 sale of its TV Guide Magazine business (See Note 14).

(3)
As a result of recording deferred tax liabilities related to its acquisition of Sonic, the Company determined that its deferred tax valuation allowance should be reduced by $22.2 million during the three months ended March 31, 2011. As the pro forma financial information assumes the acquisition of Sonic had occurred on January 1, 2010, and this deferred tax valuation allowance reduction is non-recurring in nature and is directly related to the transaction, the $22.2 million tax benefit has been removed from the above pro forma financial information for the year ended December 31, 2011.

(5) Discontinued Operations and Assets Held for Sale
Rovi Entertainment Store
During the fourth quarter of 2012, the Company made a determination that it would pursue selling its Rovi Entertainment Store business. The Company has therefore reclassified the assets and liabilities of the Rovi Entertainment Store to held for sale as of December 31, 2012, and recorded the operations and cash flows of the Rovi Entertainment Store business as discontinued operations.
Assets and liabilities held for sale included the following as of December 31, 2012 (in thousands):

December 31, 2012
Trade accounts receivable, net	$8,746
Prepaid and other assets	1,255
Property and equipment, net	6,637
Intangible assets	23,246
Goodwill	36,941
Other long-term assets	27
Accounts payable and other liabilities	(8,013)
Deferred revenue	(3,040)
Total net assets held for sale	$65,799
Roxio Consumer Software
On February 1, 2012, the Company sold its Roxio Consumer Software business for approximately $17.5 million. The results of operations and cash flows of the Roxio Consumer Software business have been reclassified to discontinued operations for all periods presented.
During the fourth quarter of 2011, the Company made a determination that it would pursue selling its Roxio Consumer Software business. In connection with moving the Roxio assets to held for sale the Company recorded a $40.6 million impairment to the goodwill and finite-lived intangible assets of the Roxio Consumer Software business to reduce the carrying value of the asset group to fair value less costs to sell. The fair value of the Roxio Consumer Software business was based upon the negotiated selling price of the business.
Assets and liabilities held for sale included the following as of December 31, 2011 (in thousands):

December 31, 2011
Trade accounts receivable, net	$7,076
Inventory	2,183
Prepaid and other assets	960
Property and equipment, net	200
Intangible assets	9,925
Accrued liabilities	(1,700)
Deferred revenue	(3,745)
Total net assets held for sale	$14,899

Previous Software Business
In 2012, 2011 and 2010, the Company recorded $2.1 million, $1.5 million and $11.7 million in expenses related to indemnification for IP infringement claims relating to the Company’s previous software business which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008.
Norpak
On September 17, 2010, the Company sold its Canadian subsidiary, Norpak Corporation ("Norpak"), which manufactured equipment for embedding data in a television signal for $11.8 million. The sales price was paid entirely out of cash on Norpak's balance sheet. In connection with the sale, the Company recorded a $1.6 million loss on disposal.
All Discontinued Operations
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Net revenue:
Norpak	$—	$—	$2,600
Roxio Consumer Software	5,295	52,566	—
Rovi Entertainment Store	14,632	9,834	—
Pre-tax loss from operations:
Previous Software	$(2,133)	$(1,496)	$(11,732)
Norpak	—	—	(617)
Roxio Consumer Software	(449)	(49,529)	—
Rovi Entertainment Store	(41,130)	(29,231)	—
Pre-tax gain (loss) on disposal of business units (1)	573	—	(1,632)
Income tax (expense) benefit (2)	(6,106)	(95)	207
Loss from discontinued operations, net of tax	$(49,245)	$(80,351)	$(13,774)

(1)	The year ended December 31, 2012, includes $1.0 million received to settle a note payable from TV Guide Magazine LLC, which was previously reserved.

(2)
The income tax expense recorded in discontinued operations for the year ended December 31, 2012, is primarily the result of establishing a deferred tax liability to reflect the disposal of tax basis goodwill in the Roxio Consumer Software business which was sold in the first quarter of 2012.

(6) Goodwill and Other Intangible Assets
The Company assesses its goodwill for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determines the fair value of its reporting units using a discounted cash flow approach and / or a market approach and compares it to the carrying amount of the reporting units at the date of the impairment analysis. The Company’s publicly traded equity is a key input in determining the fair value of its reporting units. An other-than-temporary decline in the value of the Company’s publicly traded equity and / or a significant decrease in the Company’s future business prospects could require the Company to record a goodwill and / or intangible asset impairment charge in the future. The Company did not record any goodwill impairment charges to its continuing operations for any of the periods presented.
Goodwill information is as follows for continuing operations (in thousands):

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation	Reclassified to Assets Held for Sale	Balance at End of Period
2012	$1,364,145	$14,386	$(555)	$(36,941)	$1,341,035
2011	$857,216	$510,998	$(307)	$(3,762)	$1,364,145
2010	$854,065	$2,853	$298	$—	$857,216

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,571	$(339,966)	$555,605
Existing contracts and customer relationships	146,524	(54,512)	92,012
Content databases and other	57,234	(29,204)	28,030
Trademarks / Tradenames	25,300	(11,453)	13,847
	$1,124,629	$(435,135)	$689,494
	December 31, 2011
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,420	$(267,913)	$627,507
Existing contracts and customer relationships	167,524	(34,426)	133,098
Content databases and other	63,687	(24,790)	38,897
Trademarks / Tradenames	25,300	(9,753)	15,547
	$1,151,931	$(336,882)	$815,049
The following table summarizes the Company's estimated amortization expense for its continuing operations through the year 2017 and thereafter (in thousands):

Amortization Expense
2013	$99,221
2014	92,967
2015	85,520
2016	83,325
2017	82,069
Thereafter	246,392
Total amortization expense	$689,494

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
In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. The debt discount is being amortized through February 2015, which represents the first date the 2040 Convertible notes can be called by the Company or put to the Company by the noteholders. During the year ended December 31, 2011, the Company repurchased a total of $169.0 million in par value of the 2040 Convertible Notes for $203.2 million. In connection with the repurchases, the Company recorded a $8.3 million loss on debt redemption during the year ended December 31, 2011. The Company did not repurchase any of the 2040 Convertible Notes during the year ended December 31, 2012.
As of December 31, 2012 and December 31, 2011, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of December 31, 2012 and December 31, 2011, the unamortized discount on the 2040 Convertible Notes was $28.8 million and $40.7 million, respectively, resulting in a carrying amount of $262.2 million and $250.3 million, respectively. During the years ended December 31, 2012 and 2011, the Company recorded $12.0 million and $14.4 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount.
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
In accordance with ASC 470, the Company separately accounted for the liability and equity component of the 2011 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.4%, at the time the instrument was issued, when interest cost is recognized. During the year ended December 31, 2011, the Company recorded $1.5 million of interest expense for the 2011 Convertible Notes related to the amortization of the discount.
Concurrently with the issuance of the 2011 Convertible Notes, the Company entered into a convertible bond call option whereby the Company had options to purchase up to 7.96 million shares of the Company's common stock at a price of approximately $28.28 per share. In connection with the repurchase of a portion of the 2011 Convertible Notes during the year ended December 31, 2011, the Company unwound a portion of the convertible bond call option, and in the process, received $85.6 million in cash and 0.2 million shares of its common stock with a fair value of $10.0 million. In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a portion of the convertible bond call option and in the process received $29.0 million. These payments and the fair value of the common stock received have been recorded as an increase to additional paid-in-capital and the common stock received has been recorded as treasury stock. In August 2011, the Company exercised the remaining convertible bond call options and received a net share settlement of 0.8 million shares of its common stock.
In addition, concurrent with the issuance of 2011 Convertible Notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. In connection with the repurchase of a portion of the 2011 Convertible Notes during the year ended December 31, 2011, the Company unwound a portion of the warrants for $81.9 million in cash. In connection with the repurchase of a portion of the 2011 Convertible Notes in 2010, the Company unwound a portion of the warrants for $23.2 million in cash. These payments have been recorded as a decrease to additional paid-in-

capital. During the year ended December 31, 2011, the Company issued 0.3 million shares of its common stock in connection with the exercise of a portion of the warrants.
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
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Loan Parties to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Beginning in 2013, the Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. The Company anticipates making an Excess Cash Flow payment of approximately $84.0 million in February 2013. As of December 31, 2012, the carrying values of Term Loan A-1, Term Loan A-2 and Term Loan B-2 were $425.8 million, $214.2 million and $578.0 million, net of discount, respectively.
The Company accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows between Term Loan B-1 and Term Loan B-2 was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors, have been recorded as debt modification expenses on the Company's Consolidated Statement of Operations for the year ended December 31, 2012. In addition, during the year ended December 31, 2012, the Company realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt discount and the unamortized debt issuance costs related to investors who did not reinvest in Term Loan B-2.
Debt Repurchase Program
In February 2011, the Company's Board of Directors authorized the repurchase of up to $300.0 million of debt outstanding. In May 2011, the Company's Board of Directors replaced the February 2011 authorization with a new repurchase authorization of up to $300.0 million of debt outstanding. During the year ended December 31, 2011, the Company paid $424.4 million to repurchase debt under its debt repurchase program, of which $89.9 million was repurchased under the May 2011 authorization with the remainder being repurchased under prior authorization.
In connection with the issuance of Term Loan A-2 and Term Loan B-2, the Company's Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. During the year ended December 31, 2012, the

Company did not repurchase any debt under the May 2011 authorization. As of December 31, 2012, the Company had $210.1 million remaining under its existing debt repurchase authorization.
The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of December 31, 2012:

	Carrying Value	Par Value
Term Loan A-1	$425,843	$427,500
Term Loan A-2	214,161	215,000
Term Loan B-2	577,976	580,613
2040 Convertible Notes	262,245	290,990
	$1,480,225	$1,514,103
The aggregate amount of debt payments due in each of the next five years and thereafter is as follows (in thousands):

2013	$106,407
2014	28,667
2015 (1)	362,987
2016	341,997
2017	155,996
Thereafter	518,049
Total	$1,514,103

(1)	The 2040 Convertible Notes have been included in the above table based on the first put / call date which is February 2015 (see above for additional information)

(8) Investments
The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$51,629	$—	$—	$51,629
Cash equivalents - Money markets	212,123	—	—	212,123
Cash equivalents - Corporate debt securities	21,600	—	—	21,600
Total cash and cash equivalents	$285,352	$—	$—	$285,352
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,413)	$14,287
Corporate debt securities	365,268	196	(100)	365,364
Foreign government obligations	20,745	19	(1)	20,763
U.S. Treasury/Agencies	282,412	75	(20)	282,467
Total available-for-sale investments	$684,125	$290	$(1,534)	$682,881
Total cash, cash equivalents and investments				$968,233

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,766	$—	$—	$50,766
Cash equivalents - Money markets	86,014	—	—	86,014
Total cash and cash equivalents	$136,780	$—	$—	$136,780
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,386)	$14,314
Corporate debt securities	158,729	117	(206)	158,640
Foreign government obligations	37,764	17	(24)	37,757
U.S. Treasury/Agencies	137,940	80	(31)	137,989
Total available-for-sale investments	$350,133	$214	$(1,647)	$348,700
Total cash, cash equivalents and investments				$485,480
As of December 31, 2012, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$599,588
Due in 1-2 years	90,606
Due in 2-3 years	—
Due in greater than 3 years	14,287
Total	$704,481
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$—	$—	$14,287	$(1,413)	$14,287	$(1,413)
Corporate securities	165,882	(100)	—	—	165,882	(100)
Foreign government obligations	3,162	(1)	—	—	3,162	(1)
U.S. Treasuries / Agencies	64,386	(20)	—	—	64,386	(20)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$—	$—	$14,314	$(1,386)	$14,314	$(1,386)
Corporate securities	86,111	(206)	—	—	86,111	(206)
Foreign government obligations	21,139	(24)	—	—	21,139	(24)
U.S. Treasuries / Agencies	19,514	(18)	3,409	(13)	22,923	(31)
Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at December 31, 2012 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.
During 2010, the Company sold a strategic investment and realized a gain of $5.9 million.

(9) Interest Rate Swaps and Caps
In March 2010, in connection with the issuance of the 2040 Convertible Notes, the Company entered into interest rate swaps with a notional amount of $460.0 million under which it pays a weighted average floating rate of six month USD – LIBOR minus 0.342%, set in arrears, and receives a fixed rate of 2.625%. These swaps expire in February 2015. In November 2010, after future interest rate expectations decreased, the Company entered into additional swaps with a notional amount of $460.0 million under which it pays a fixed rate which gradually increases from 0.203% for the six-month settlement period ended in February 2011, to 2.619% for the six-month settlement period ending in February 2015 and receives a floating rate of six month USD – LIBOR minus 0.342%, set in arrears. These swaps expire in February 2015. The combination of these swaps has the effect of fixing the interest rate the Company pays on its 2040 Convertible Notes at a fixed rate which gradually increases from 0.203% for the six-month settlement period ended in February 2011, to 2.619% for the six-month settlement period ending in February 2015.
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
The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Consolidated Statements of Operations. During the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of $10.6 million, $4.3 million and a gain of $34.2 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 10.

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
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$212,123	$212,123	$—	$—
Corporate debt securities (2)	345,044	—	345,044	—
Foreign government obligations (3)	17,601	—	17,601	—
U.S. Treasuries / Agencies (3)	236,943	—	236,943	—
Non-Current Assets
Auction rate securities (4)	14,287	—	—	14,287
Corporate debt securities (4)	41,920	—	41,920	—
Foreign government obligations (4)	3,162	—	3,162	—
U.S. Treasuries / Agencies (4)	45,524	—	45,524	—
Total	$916,604	$212,123	$690,194	$14,287
Non-Current Liabilities
Interest rate swaps and caps (5)	$(3,769)	$—	$(3,769)	$—

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet.

(2)	Includes $21.6 million included in cash and cash equivalents and $323.4 million included in short-term investments on the Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in short-term investments on the Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in long-term marketable investment securities on the Consolidated Balance Sheet and classified as available-for-sale securities.

(5)
Included in other non current liabilities on the Consolidated Balance Sheet. As of December 31, 2012, the fair value of the Company's interest rate swaps and caps in an asset position was $27.4 million and the fair value in a liability position was $31.2 million. These amounts have been recorded on a net basis on the Company's balance sheet.

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

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011	2010
Balance at beginning of period	$14,314	$14,999	$73,004
Acquired ARS-Sonic Solution acquisition	—	3,002	—
Gain on ARS classified as trading and recorded in other income		—	5,773
Unrealized (loss) gain included in accumulated other comprehensive income	(27)	622	20
Realized gain on settlement	—	51	—
ARS Put Option loss recorded in other income		—	(5,773)
Settlements	—	(4,360)	(58,025)
Balance at end of period	$14,287	$14,314	$14,999
The fair value of the Company’s outstanding debt at December 31, 2012 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$425,843	$427,244
Term Loan A-2	214,161	214,205
Term Loan B-2	577,976	578,465
2040 Convertible Notes (1)	262,245	290,001
	$1,480,225

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 7 for additional details.

(11) Restructuring and Asset Impairment Charges
Q3 2012 Restructuring Action
During the third quarter of 2012, the Company reviewed its costs in order to reduce and more efficiently manage its operating expenses. As a result of this analysis, the Company has taken cost reduction actions, which have resulted in a restructuring charge of $4.8 million being recorded during 2012. Included in the restructuring charge is $2.9 million of severance charges, $0.9 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.0 million in asset impairment charges. Of the total restructuring charge of $4.8 million, $3.7 million related to continuing operations and $1.1 million relate to discontinued operations. As of December 31, 2012, $1.1 million of severance costs and $0.7 million in future lease payments for abandoned office space remain unpaid.
Q1 2012 Restructuring Action
In connection with a review of the Company's operations, the Company reorganized certain parts of its sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012, all of which have been paid.
Sonic Acquisition Restructuring Plan
In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. These restructuring actions occurred throughout 2011 and resulted in a restructuring charge of $8.1 million, which included $4.4 million for employee severance, $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options, $1.4 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.3 million in asset impairment charges for the year ended December 31, 2011. Of the total 2011 restructuring charge of $8.1 million, $7.3 million related to continuing operations and $0.8 million related to discontinued operations.
During the first quarter of 2012, the Company recorded an additional $0.6 million in restructuring charges to its continuing operations, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space. As of December 31, 2012, $0.1 million of the Sonic acquisition restructuring costs remain unpaid and primarily relate to the future lease payments for abandoned office space.
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
As of December 31, 2012, the Company had a total of 31.8 million shares reserved and 7.2 million shares available for issuance under the 2008 Plan, 2000 Plan and 2004 Sonic Plan.
These equity plans provide for the grant of stock options, restricted stock awards, restricted stock units and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company. For options granted during the period ended December 31, 2012, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the period ended December 31, 2012 have a contractual term of seven years.
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of December 31, 2012, the number of restricted stock awards outstanding and unvested was 2.6 million. As of December 31, 2012, the number of restricted stock units outstanding and unvested was 0.3 million.

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
As of December 31, 2012, the Company had reserved, and available for future issuance, 4.7 million shares of common stock under the ESPP.
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

	Year ended December 31,
	2012	2011	2010
Option Plans:
Dividends	0%	0%	0%
Expected term	4.4 years	4.6 years	4.5 years
Risk free interest rate	0.6%	1.6%	2.0%
Volatility rate	47%	44%	39%
ESPP Plan:
Dividends	0%	0%	0%
Expected term	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.3%	0.3%	0.4%
Volatility rate	56%	40%	35%
The weighted average per share fair value of equity-based awards are as follows:

	Year ended December 31,
	2012	2011	2010
Weighted average fair value:
Option grants	$9.92	$20.34	$13.27
Employee purchase share rights	$4.41	$14.97	$9.92
Restricted stock award grants	$30.20	$51.23	$43.57

As of December 31, 2012, there was $105.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees in continuing operations. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.4 years.
Activity under the Company's stock option plans is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2009	7,547,063	$18.27
Granted	1,963,304	$37.94
Canceled	(536,265)	$22.46
Exercised	(4,042,549)	$18.27
Outstanding at December 31, 2010	4,931,553	$25.64
Assumed options from Sonic acquisition	899,873	$36.11
Granted	1,786,296	$52.81
Canceled	(834,187)	$43.01
Exercised	(1,996,022)	$20.95
Outstanding at December 31, 2011	4,787,513	$36.67
Granted	1,819,900	$25.62
Canceled	(1,443,379)	$39.62
Exercised	(332,623)	$15.87
Outstanding at December 31, 2012	4,831,411	$33.06	5.0	$1,036
Vested and expected to vest at December 31, 2012	3,966,405	$32.94	4.8	$909
Exercisable at December 31, 2012	2,118,034	$33.79	4.0	$581

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $3.8 million, $66.5 million and $99.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
Activity related to the Company's restricted awards is as follows:

	Shares	Weighted-average Grant-Date Fair Value	Aggregate fair value (1) (in thousands)
Outstanding at December 31, 2009	1,229,600	$24.70
Granted	700,630	$43.57
Vested	(460,371)	$24.87	18,592
Forfeited	(61,015)	$26.01
Outstanding at December 31, 2010	1,408,844	$33.97
Granted	1,436,774	$51.23
Vested	(503,328)	$30.52	25,394
Forfeited	(168,197)	$44.76
Outstanding at December 31, 2011	2,174,093	$45.34
Granted	2,158,282	$30.20
Vested	(916,479)	$42.96	21,905
Forfeited	(773,568)	$41.37
Outstanding at December 31, 2012	2,642,328	$34.97

(1) Represents the fair value of the restricted award on the day the award vested.

The Company recorded $61.2 million, $59.1 million and $34.3 million in stock compensation expense from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively.

(13) Stock Repurchase Program
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. This November 2011 $400.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the year ended December 31, 2012, the Company repurchased 8.4 million shares of its common stock, which includes the 5.3 million shares repurchased under the accelerated share repurchase ("ASR") discussed below, for $152.1 million. As of December 31, 2012, the Company had $222.9 million remaining under its existing stock repurchase program. As of December 31, 2012, treasury stock consisted of 21.4 million shares of common stock that had been repurchased, with a cost basis of approximately $634.6 million.
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
In December 2010, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's common stock. During the year ended December 31, 2011, the Company repurchased 6.8 million shares of its common stock for $337.6 million of which $312.6 million was repurchased under the December 2010 authorization and $25.0 million was repurchased under the November 2011 authorization. In February 2010, the Company's Board of Directors authorized the repurchase of up to $100.0 million of common stock in connection with the offering of the 2040 Convertible Notes as well as up to an additional $200.0 million of its common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. This $200.0 million authorization included any amounts which were outstanding under previously authorized stock repurchase programs. In connection with the 2040 Convertible Note offering, the Company repurchased 3.0 million shares of its common stock for $109.9 million. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders' equity.

(14) Income Taxes
The components of income from continuing operations before income taxes are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Domestic income	$30,843	$41,291	$73,845
Foreign (loss) income	(251)	6,497	13,600
Income from continuing operations before income taxes	$30,592	$47,788	$87,445

Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(5,052)	$(1,415)	$(134,132)
State	(1,057)	3,028	(15,881)
Foreign	20,827	17,823	13,006
Total current expense (benefit)	$14,718	$19,436	$(137,007)
Deferred:
Federal	2,256	(8,909)	14,184
State	970	(1,299)	(16,390)
Foreign	(2,253)	(505)	—
Total deferred tax expense (benefit)	973	(10,713)	(2,206)
Total tax expense (benefit) from continuing operations	$15,691	$8,723	$(139,213)
Total tax expense (benefit) from discontinued operations	$6,106	$95	$(207)
Income tax expense for the years ended December 31, 2012, 2011, and 2010 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Federal tax statutory rate	$10,709	$16,726	$30,606
State taxes, net of federal benefit	2,698	(423)	(9,371)
Tax credits	—	(3,269)	—
Foreign tax rate differential	(738)	1,589	1,622
Change in uncertain tax positions	(3,459)	1,163	(17,295)
Compensation expense	3,356	1,755	3,620
PFA Settlement	—	—	(458,353)
Change in valuation allowance	2,246	(8,499)	320,264
Others	879	(319)	(10,306)
Total tax expense (benefit)	$15,691	$8,723	$(139,213)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accruals, reserves and others	$17,476	$20,556
Impairment losses on investments	8,462	8,043
Equity-based compensation	18,819	15,278
Deferred revenue	4,714	3,456
Credits	89,676	82,837
Others	9,832	15,317
State NOL's and credits	14,226	12,741
Net operating loss carryforwards	450,648	480,297
Gross deferred tax assets	613,853	638,525
Valuation allowance	(358,233)	(345,396)
Total deferred tax assets	255,620	293,129
Deferred tax liabilities:
Intangible assets	(261,352)	(268,650)
Debt amortization	(7,305)	(14,378)
Others	(8,186)	(14,216)
Total deferred tax liabilities	(276,843)	(297,244)
Net deferred tax liabilities	$(21,223)	$(4,115)
During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement the Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. At December 31, 2012, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at December 31, 2012.
As of December 31, 2012, the Company had federal tax loss carryforwards of approximately $1.5 billion, of which $177.6 million related to stock option deductions and are not included in deferred tax assets.  The federal loss carryforwards will expire from 2020 through 2030.  The Company has state net operating loss carryforwards of approximately $114.0 million as of December 31, 2012.  The state loss carryforwards will expire from 2015 through 2032.
The Company has federal and state research and development credits available to reduce future income tax expense of approximately $21.6 million and $11.0 million, respectively.  The federal research credits will expire from 2016 through 2031. The state research credits can be carried forward indefinitely. The Company had foreign tax credits available to reduce future income tax expense of approximately $77.4 million and will expire from 2013 through 2022.
Utilization of state and federal net operating loss and credit carryforwards may be subject to limitations due to ownership changes.
The Company recognizes a liability for uncertain tax positions. The gross tax-affected unrecognized tax benefits which, if recognized, would affect the Company's tax rate were $49.5 million and $49.9 million as of December 31, 2012 and 2011. The Company recorded interest related to unrecognized tax benefits of approximately $1.2 million, $1.2 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and released interest and penalties of $1.1 million and $4.0 million for settlements and statute closures for the years ended December 31, 2012 and 2011, respectively. Total accrued interest and penalties was $3.2 million and $3.2 million at December 31, 2012 and 2011. Interest and penalties are classified in income tax expense. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is (in thousands):

	Year ended December 31,
	2012	2011
Balance as of January 1	$130,063	$50,593
Additions from acquired companies	—	6,659
Additions for tax positions related to the current year	1,443	72,430
Reductions for tax provisions of prior years	(1,413)	1,666
Reductions for audit settlements	(388)	—
Reductions for statute of limitations closures	(3,170)	(1,285)
Balance as of December 31	$126,535	$130,063
The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
The Company has not provided U.S. Federal or state taxes on approximately $218.4 million of undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be permanently reinvested outside the U.S.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

(15) Geographic Information
Information on Revenue from Continuing Operations by Geographic Areas (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$356,304	$340,603	$262,236
International	294,269	340,372	279,254
Total Revenue	$650,573	$680,975	$541,490
Information on Long Lived Assets by Geographic Areas (in thousands):

	December 31,
	2012	2011
United States
Property and Equipment, net	$29,765	$39,967
Goodwill, net	1,321,107	1,336,186
Intangibles, net	687,013	811,888
Total United States	2,037,885	2,188,041
International
Property and Equipment, net	3,026	3,236
Goodwill, net	19,928	27,959
Intangibles, net	2,481	3,161
Total International	25,435	34,356
Total Long Lived Assets	$2,063,320	$2,222,397

(16) Commitments and Contingencies
Lease Commitments
The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2019. The Company's corporate headquarters are located in Santa Clara, California and such leases expire in 2017.  The Company also leases office space in Ann Arbor, Bedford, Burbank, New York, Radnor, San Diego, San Francisco, Tulsa, the United Kingdom, Luxembourg, China, Japan and other locations, with various expiration dates through 2019.  The Company records rent expense on a straight-line basis based on contractual lease payments.  Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.

Future minimum lease payments pursuant to these leases as of December 31, 2012 were as follows (in thousands):

Operating Leases
2013	$22,418
2014	16,502
2015	13,190
2016	7,691
2017	3,716
Thereafter	5,074
Total minimum lease payments	$68,591
Less sublease revenues	(17,038)
Net future minimum lease payments	$51,553

Rent expense from continuing operations was $14.1 million, $15.8 million, and $13.5 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
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

(17) Quarterly Consolidated Financial Data (Unaudited)

	Quarter
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
2012 (1)
Revenues	$171,727	$156,298	$165,597	$156,951	$650,573
Income (loss) from continuing operations, net of taxes	$12,520	$(4,248)	$(2,814)	$9,443	$14,901
Discontinued operations, net of tax	$(17,129)	$(14,301)	$(10,513)	$(7,302)	$(49,245)
Net (loss) income	$(4,609)	$(18,549)	$(13,327)	$2,141	$(34,344)
Basic income (loss) per share from continuing operations	$0.12	$(0.04)	$(0.03)	$0.09	$0.14
Basic loss per share from discontinued operations	(0.16)	(0.13)	(0.10)	(0.07)	(0.47)
Basic net earnings per share	$(0.04)	$(0.17)	$(0.13)	$0.02	$(0.33)
Diluted income (loss) per share from continuing operations	$0.12	$(0.04)	$(0.03)	$0.09	$0.14
Diluted loss per share from discontinued operations	(0.16)	(0.13)	(0.10)	(0.07)	(0.47)
Diluted net earnings per share	$(0.04)	$(0.17)	$(0.13)	$0.02	$(0.33)
2011 (1)
Revenues	$151,208	$176,709	$178,745	$174,313	$680,975
Income (loss) from continuing operations, net of taxes (2)	$22,108	$113	$14,541	$2,303	$39,065
Discontinued operations, net of tax	$(5,073)	$(10,841)	$(12,788)	$(51,649)	$(80,351)
Net (loss) income (2)	$17,035	$(10,728)	$1,753	$(49,346)	$(41,286)
Basic income (loss) per share from continuing operations	$0.20	$—	$0.13	$0.02	$0.36
Basic loss per share from discontinued operations	(0.04)	(0.10)	(0.11)	(0.48)	(0.74)
Basic net earnings per share	$0.16	$(0.10)	$0.02	$(0.46)	$(0.38)
Diluted income (loss) per share from continuing operations	$0.19	$—	$0.13	$0.02	$0.34
Diluted loss per share from discontinued operations	(0.04)	(0.09)	(0.11)	(0.47)	(0.70)
Diluted net earnings per share	$0.15	$(0.09)	$0.02	$(0.45)	$(0.36)

(1)	Amounts have been reclassified to reflect the Rovi Entertainment Store business as discontinued operations.

(2)
During the first quarter of 2011, the Company recorded a $14.4 million income tax benefit from continuing operations including a discrete benefit from the reduction in the Company’s deferred tax asset valuation allowance resulting from the Company’s acquisition of Sonic (See Note 14). During the second quarter of 2011, the Company recorded a $13.5 million impairment charge related to its former BD+ technology intangible assets (See Note 11).