Form 10-Q
period 2013-03-31
Rovi Corp
filed 2013-05-01
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2013
Common stock, $0.001 par value	103,429,130

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$280,380	$285,352
Short-term investments	457,387	577,988
Trade accounts receivable, net	99,821	106,018
Taxes receivable	13,787	9,237
Deferred tax assets, net	20,377	20,373
Prepaid expenses and other current assets	28,664	26,786
Assets held for sale	57,950	76,852
Total current assets	958,366	1,102,606
Long-term marketable investment securities	119,764	104,893
Property and equipment, net	31,352	32,791
Finite-lived intangible assets, net	667,320	689,494
Other assets	27,860	23,862
Goodwill	1,348,641	1,341,035
Total assets	$3,153,303	$3,294,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$94,379	$94,830
Deferred revenue	14,550	16,152
Current portion of long-term debt	28,606	106,407
Liabilities held for sale	10,826	11,053
Total current liabilities	148,361	228,442
Taxes payable, less current portion	50,925	50,800
Long-term debt, less current portion	1,348,694	1,373,818
Deferred revenue, less current portion	3,241	3,921
Long-term deferred tax liabilities, net	43,058	41,596
Other non current liabilities	16,340	8,683
Total liabilities	1,610,619	1,707,260
Stockholders’ equity:
Common stock	128	125
Treasury stock	(676,677)	(634,571)
Additional paid-in capital	2,221,717	2,196,567
Accumulated other comprehensive loss	(3,426)	(1,375)
Retained earnings	942	26,675
Total stockholders’ equity	1,542,684	1,587,421
Total liabilities and stockholders’ equity	$3,153,303	$3,294,681

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$154,730	$171,727
Costs and expenses:
Cost of revenues	30,748	25,152
Research and development	35,824	40,165
Selling, general and administrative	41,756	40,476
Depreciation	4,464	5,000
Amortization of intangible assets	25,035	25,635
Restructuring and asset impairment charges	637	1,372
Total costs and expenses	138,464	137,800
Operating income from continuing operations	16,266	33,927
Interest expense	(16,161)	(12,148)
Interest income and other, net	629	1,610
Debt modification expense	(304)	(4,464)
Loss on interest rate swaps and caps, net	(1,044)	(104)
Loss on debt redemption	—	(1,758)
(Loss) income from continuing operations before income taxes	(614)	17,063
Income tax (benefit) expense	(616)	4,543
Income from continuing operations, net of tax	2	12,520
Discontinued operations, net of tax	(25,735)	(17,129)
Net loss	$(25,733)	$(4,609)
Basic earnings per share:
Basic income per share from continuing operations	$—	$0.12
Basic loss per share from discontinued operations	(0.26)	(0.16)
Basic net loss per share	$(0.26)	$(0.04)
Shares used in computing basic net earnings per share	100,565	107,532
Diluted earnings per share:
Diluted income per share from continuing operations	$—	$0.12
Diluted loss per share from discontinued operations	(0.26)	(0.16)
Diluted net loss per share	$(0.26)	$(0.04)
Shares used in computing diluted net earnings per share	100,877	108,269

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(25,733)	$(4,609)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,220)	(665)
Unrealized gains (losses) on investments, net	169	(91)
Other comprehensive loss	(2,051)	(756)
Comprehensive loss	$(27,784)	$(5,365)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(25,733)	$(4,609)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	25,735	17,129
Change in fair value of interest rate swaps and caps, net of premium	4,948	5,129
Depreciation	4,464	5,000
Amortization of intangible assets	25,035	25,635
Debt modification expense	304	4,464
Amortization of note issuance costs and convertible note discount	4,261	3,797
Equity-based compensation	15,518	17,234
Loss on debt redemption	—	1,758
Deferred taxes	(1,300)	(4,451)
Other, net	2,528	1,604
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	6,197	(17,248)
Deferred revenue	(2,282)	(2,458)
Prepaid expenses, other current assets, and other assets	(2,702)	(10,284)
Income taxes	(4,426)	4,066
Accounts payable, accrued expenses, and other long-term liabilities	(743)	(13,399)
Net cash provided by operating activities of continuing operations	51,804	33,367
Net cash used in operating activities of discontinued operations	(5,878)	(17,639)
Net cash provided by operating activities	45,926	15,728
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(207,077)	(93,300)
Sales or maturities of long and short-term marketable investments	310,785	111,461
Proceeds from sale of business	—	13,500
Purchases of property and equipment	(2,565)	(4,306)
Payments for acquisition, net of cash acquired	(10,000)	—
Other investing, net	(28)	(33)
Net cash provided by investing activities of continuing operations	91,115	27,322
Net cash used in investing activities of discontinued operations	(495)	(2,004)
Net cash provided by investing activities	90,620	25,318
Cash flows from financing activities:
Payments under capital lease and debt obligations	(106,407)	(320,250)
Purchase of treasury stock	(42,106)	(12,010)
Proceeds from issuance of debt, net of issuance costs	—	788,586
Excess tax benefits associated with equity plans	—	286
Proceeds from exercise of options and employee stock purchase plan	8,461	9,882
Net cash (used in) provided by financing activities of continuing operations	(140,052)	466,494
Net cash used in financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(140,052)	466,494
Effect of exchange rate changes on cash	(1,466)	(359)
Net (decrease) increase in cash and cash equivalents	(4,972)	507,181
Cash and cash equivalents at beginning of period	285,352	136,780
Cash and cash equivalents at end of period	$280,380	$643,961
See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Rovi Corporation and its subsidiaries (collectively “Rovi” or the “Company”) are focused on powering the discovery, delivery, display and monetization of digital entertainment. The Company provides a broad set of integrated solutions that are embedded in its customers' products and services, connecting consumers with entertainment. Company offerings enable discovery, advertising and video display and delivery. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and the Company's extensive database of descriptive information about television, movies, music, books, and game content (“metadata”). In addition to offering IPGs developed by the Company, our customers may also license our patents and deploy their own IPG or a third party IPG. Advertising solutions include the Rovi Advertising Network and the Rovi Advertising Service, delivering advertising to IPGs, devices connected to the Internet, interactive applications and advertising on consumer websites operated by the Company. Video display and delivery solutions include video compression-decompression technology (“codecs”) and content protection technologies and services. The Company's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment and online distribution markets.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s 2012 Annual Report on Form 10-K.
The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2013, for any future year, or for any other future interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than the adoption of the accounting standard updates listed below.
On January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The new guidance requires entities to present, in one place, information about reclassification adjustments out of accumulated other comprehensive income. ASU 2013-02 only relates to disclosure requirements and its adoption did not have a material effect on the Company's results from operations or financial position.
On January 1, 2013, the Company adopted FASB Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") and Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The new guidance requires the disclosure of the gross amounts subject to rights of set off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance only relates to disclosure requirements and its adoption did not have a material effect on the Company's results from operations or financial position.

NOTE 3 – ACQUISITIONS
2013 Acquisitions
On March 8, 2013, the Company acquired IntegralReach Corporation ("IntegralReach") for approximately $10.0 million, plus an additional $3.0 million in contingent consideration that will be paid if certain customer attainment goals are met. IntegralReach is an analytics technology company with core technology built for analyzing large amounts of data. The contingent consideration has been included in other non current liabilities on the Condensed Consolidated Balance Sheet at its estimated fair value of $3.0 million.
2012 Acquisitions

On May 21, 2012, the Company acquired Snapstick, Inc. ("Snapstick") for approximately $20.0 million in cash. Snapstick has developed a software platform that allows consumers to use a mobile device or laptop to make content available on a TV monitor.

NOTE 4 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On February 1, 2012, the Company sold its Roxio Consumer Software business for approximately $17.5 million. The results of operations and cash flows of the Roxio Consumer Software business have been reclassified to discontinued operations for all periods presented.

During the fourth quarter of 2012, the Company made a determination that it would pursue selling its Rovi Entertainment Store business. The Company has therefore classified the assets and liabilities of the Rovi Entertainment Store to held for sale as of March 31, 2013 and December 31, 2012, and recorded the operations and cash flows of the Rovi Entertainment Store business as discontinued operations. Based on the initial indications of interest the Company received from potential buyers of the Rovi Entertainment Store business in the second half of the first quarter, the Company determined a $16.0 million impairment was required to the goodwill of the Rovi Entertainment Store business to reduce the carrying value of the asset group to fair value less costs to sell.

The assets and liabilities attributable to the Company's Rovi Entertainment Store business unit classified in the Condensed Consolidated Balance Sheet as held for sale at March 31, 2013 and December 31, 2012, consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts receivable, net	$5,163	$8,746
Prepaid and other assets	2,224	1,255
Property and equipment, net	6,599	6,637
Intangible assets	23,246	23,246
Goodwill	20,716	36,941
Other long-term assets	2	27
Accounts payable and other liabilities	(7,803)	(8,013)
Deferred revenue	(3,023)	(3,040)
Total net assets held for sale	$47,124	$65,799

During the three months ended March 31, 2013 and 2012, the Company recorded $0.5 million and $0.7 million, respectively, in expenses related to indemnification for IP infringement claims relating to the Company's previous software business which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008.
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenue:
Roxio Consumer Software	$—	$5,295
Rovi Entertainment Store	3,089	3,264
Pre-tax (loss) income from operations:
Previous Software	$(448)	$(749)
Roxio Consumer Software	—	403
Rovi Entertainment Store (1)	(25,336)	(11,103)
Pre-tax gain on disposal of business units	—	363
Income tax benefit (expense) (2)	49	(6,043)
Loss from discontinued operations, net of tax	$(25,735)	$(17,129)

(1) Rovi Entertainment Store pre-tax loss for the three months ended March 31, 2013, included $16.0 million in goodwill impairment charges.

(2) The income tax expense recorded in discontinued operations for the three months ended March 31, 2012, is primarily the result of establishing a deferred tax liability to reflect the disposal of tax basis goodwill in the Roxio Consumer Software business which was sold in the first quarter of 2012.

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
In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. The debt discount is being amortized through February 2015, which represents the first date the 2040 Convertible Notes can be called by the Company or put to the Company by the noteholders. The Company did not repurchase any of the 2040 Convertible Notes during the three months ended March 31, 2013 and 2012.
As of March 31, 2013 and December 31, 2012, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of March 31, 2013 and December 31, 2012, the unamortized discount on the 2040 Convertible Notes was $25.6 million and $28.8 million, respectively, resulting in a carrying amount of $265.4 million and $262.2 million, respectively. During the three months ended March 31, 2013 and 2012, the Company recorded $3.1 million and $2.9 million of interest expense, respectively for the 2040 Convertible Notes related to the amortization of the discount.
Senior Secured Term Loans

On February 7, 2011, the Company, as guarantor, two of the Company’s subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc. (collectively, the "Borrowers") and certain of the Company's other subsidiaries, as subsidiary guarantors (together with the Company and the Borrowers, the "Loan Parties"), entered into a credit agreement (the "Initial Credit Agreement"), pursuant to which the Borrowers jointly borrowed $750 million. The Initial Credit Agreement provided for a 5-year $450 million term loan (“Term Loan A-1”) and a 7-year $300 million term loan (“Term Loan B-1”). The term loans are secured by substantially all of the Loan Parties assets. On March 29, 2012, the Initial Credit Agreement was amended and restated (the "Amended and Restated Credit Agreement") to provide for two new tranches of term loans totaling $800 million: (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. The Term Loan A-1 and Term Loan A-2 require annual amortization payments and mature on February 7, 2016 and March 29, 2017, respectively. Term Loan B-2 requires quarterly amortization payments and matures on March 29, 2019. Term Loan A-1 bears interest, at the Company’s election, at either prime rate plus an applicable margin equal to 1.5% per annum or LIBOR plus an applicable margin equal to 2.5% per annum, and was issued at a discount of $2.8 million to par value. Term Loan A-2 bears interest, at the Company's election, at either the prime rate plus an applicable margin equal to 1.25% per annum or LIBOR plus an applicable margin equal to 2.25% per annum, and was issued at a discount of $1.0 million to par value. Term Loan B-2 bears interest, at the Company's election, at either the prime rate plus an applicable margin equal to 2.0% per annum or LIBOR plus an applicable margin equal to 3.0% per annum (subject to a 1.0% LIBOR floor) and was issued at a discount of $2.9 million to par value (See Note 16 for information on the Refinancing Amendment entered into in April 2013). On February 13, 2013, the Company amended the Amended and Restated Credit Agreement to expand the permitted investments under the Amended and Restated Credit Agreement. In connection with this amendment, the Company recorded $0.3 million in debt modification expenses during the three months ended March 31, 2013.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Company and its subsidiaries to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made a $83.9 million Excess Cash Flow payment based on its 2012 results. As of March 31, 2013, the carrying values of Term Loan A-1, Term Loan A-2 and Term Loan B-2 were $375.2 million, $199.2 million and $537.5 million, net of discount, respectively.
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
Debt Repurchase Program
In connection with the issuance of Term Loan A-2 and Term Loan B-2, the Company's Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. This repurchase authorization was in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. During the three months ended March 31, 2013, the Company did not repurchase any debt under the May 2011 authorization. As of March 31, 2013, the Company had $210.1 million remaining under its existing debt repurchase authorization.

The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of March 31, 2013:

	Carrying Value	Par Value
Term Loan A-1	$375,203	$376,696
Term Loan A-2	199,194	199,974
Term Loan B-2	537,519	540,035
2040 Convertible Notes	265,384	290,990
	$1,377,300	$1,407,695

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of March 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$54,206	$—	$—	$54,206
Cash equivalents - Money markets	220,174	—	—	220,174
Cash equivalents - Corporate debt securities	6,000	—	—	6,000
Total cash and cash equivalents	$280,380	$—	$—	$280,380
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,177)	$14,523
Corporate debt securities	210,097	175	(70)	210,202
Foreign government obligations	13,362	—	(12)	13,350
U.S. Treasury/Agencies	339,057	51	(32)	339,076
Total available-for-sale investments	$578,216	$226	$(1,291)	$577,151
Total cash, cash equivalents and investments				$857,531

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$51,629	$—	$—	$51,629
Cash equivalents - Money markets	212,123	—	—	212,123
Cash equivalents - Corporate debt securities	21,600	—	—	21,600
Total cash and cash equivalents	$285,352	$—	$—	$285,352
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,413)	$14,287
Corporate debt securities	365,268	196	(100)	365,364
Foreign government obligations	20,745	19	(1)	20,763
U.S. Treasury/Agencies	282,412	75	(20)	282,467
Total available-for-sale investments	$684,125	$290	$(1,534)	$682,881
Total cash, cash equivalents and investments				$968,233
As of March 31, 2013, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$463,387
Due in 1-2 years	105,241
Due in 2-3 years	—
Due in greater than 3 years	14,523
Total	$583,151

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at March 31, 2013 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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
The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended March 31, 2013 and 2012, the Company recorded a loss of $1.0 million and $0.1 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 8.

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
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at March 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$220,174	$220,174	$—	$—
Corporate debt securities (2)	162,548	—	162,548	—
Foreign government obligations (3)	5,004	—	5,004	—
U.S. Treasuries / Agencies (3)	295,835	—	295,835	—
Non-Current Assets
Auction rate securities (4)	14,523	—	—	14,523
Corporate debt securities (4)	53,654	—	53,654	—
Foreign government obligations (4)	8,346	—	8,346	—
U.S. Treasuries / Agencies (4)	43,241	—	43,241	—
Total	$803,325	$220,174	$568,628	$14,523
Non-Current Liabilities
Interest rate swaps and caps (5)	$(8,718)	$—	$(8,718)	$—

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)
Includes $6.0 million included in cash and cash equivalents and $156.5 million included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(5)
Included in other non current liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2013, the fair value of the Company's interest rate swaps and caps in an asset position was $21.7 million and the fair value in a liability position was $30.4 million. These amounts have been recorded on a net basis on the Company's balance sheet.

As of December 31, 2012, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

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

(2)
Includes $21.6 million included in cash and cash equivalents and $323.4 million included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

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

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$14,287	$14,314
Unrealized gain (loss) included in accumulated other comprehensive income	236	(260)
Balance at end of period	$14,523	$14,054

The fair value of the Company’s outstanding debt at March 31, 2013 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$375,203	$376,696
Term Loan A-2	199,194	199,234
Term Loan B-2	537,519	540,035
2040 Convertible Notes (1)	265,384	297,013
	$1,377,300

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION
Stock Options Plans

The Company currently grants equity awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and, effective February 17, 2011, the 2004 Sonic Plan.
As of March 31, 2013, the Company had a total of 31.8 million shares reserved and 4.8 million shares available for issuance under the 2008 Plan, 2000 Plan and 2004 Sonic Plan.
These equity plans provide for the grant of stock options, restricted stock awards, restricted stock units, performance shares and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  For options granted during the period ended March 31, 2013, the vesting period was generally four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options granted during the period ended March 31, 2013 have a contractual term of seven years.
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of March 31, 2013, the number of restricted stock awards outstanding and unvested was 3.7 million. As of March 31, 2013, the number of restricted stock units outstanding and unvested was 0.4 million.
The Company also grants performance shares which entitle the recipient to receive a prescribed number of shares of the Company’s common stock, upon the achievement of performance goals and objectives as determined by the compensation committee based upon criteria set forth in the 2008 Plan. As of March 31, 2013, the number of performance shares outstanding and unvested was 0.8 million.
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
As of March 31, 2013, the Company had reserved, and available for future issuance, 4.1 million shares of common stock under the ESPP.
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

	Three months ended March 31,
	2013	2012
Option Plans:
Dividends	0%	0%
Expected term	4.0 years	4.6 years
Risk free interest rate	0.5%	0.8%
Volatility rate	46%	45%
ESPP Plan:
Dividends	0%	0%
Expected term	1.3 years	1.3 years
Risk free interest rate	0.2%	0.3%
Volatility rate	49%	50%

The weighted average per share fair value of equity-based awards are as follows:
	Three months ended March 31,
	2013	2012
Weighted average fair value:
Option grants	$6.09	$11.75
Employee purchase share rights	$6.17	$6.03
Restricted stock award grants	$17.82	$33.99

As of March 31, 2013, there was $125.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.8 years.
The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.6 million and $2.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2012	$1,341,035
Acquisitions	8,149
Changes due to foreign currency exchange rates and other	(543)
Goodwill, net at March 31, 2013	$1,348,641
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
The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,570	$(358,507)	$537,063
Existing contracts and customer relationships	146,524	(58,516)	88,008
Content databases and other	60,006	(31,179)	28,827
Trademarks / Tradenames	25,300	(11,878)	13,422
	$1,127,400	$(460,080)	$667,320
	December 31, 2012
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,571	$(339,966)	$555,605
Existing contracts and customer relationships	146,524	(54,512)	92,012
Content databases and other	57,234	(29,204)	28,030
Trademarks / Tradenames	25,300	(11,453)	13,847
	$1,124,629	$(435,135)	$689,494

As of March 31, 2013, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2013	$74,998
2014	93,944
2015	86,497
2016	83,469
2017	82,047
Thereafter	246,365
Total amortization expense	$667,320

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Q1 2013 Restructuring Action
During the first quarter of 2013, the Company continued the review of its operations that began in the third quarter of 2012 (see below). As a result of this analysis, the Company has taken additional cost reduction actions, which have resulted in a restructuring charge of $0.6 million related to employee severance. As of March 31, 2013, $0.4 million of these charges remain unpaid.
Q3 2012 Restructuring Action
During the third quarter of 2012, the Company reviewed its costs in order to reduce and more efficiently manage its operating expenses. As a result of this analysis, the Company has taken cost reduction actions, which have resulted in a restructuring charge of $4.5 million being recorded during the three months ended September 30, 2012. Of this restructuring charge $3.2 million relate to our continuing operations and $1.3 million relate to our discontinued operations. As of March 31, 2013, $0.6 million of severance costs and $0.2 million in future lease payments for abandoned office space remain unpaid.
Q1 2012 Restructuring Action
In connection with a review of the Company's operations, the Company reorganized certain parts of its sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012, all of which have been paid as of March 31, 2013.
Sonic Acquisition Restructuring Plan

In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. During the first quarter of 2012, the Company recorded an additional $0.6 million in restructuring charges to its continuing operations, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space. As of March 31, 2013, all of the Sonic acquisition restructuring costs have been paid.
NOTE 12 – EARNINGS PER SHARE (EPS)
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

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2013	2012
Stock options	4,102	4,163
Restricted stock	1,997	2,001
Convertible notes (1)	6,144	6,144
Total weighted average potential common shares excluded from diluted net earnings per share	12,243	12,308

(1)	See Note 5 for additional details.

NOTE 13 – INCOME TAXES
The Company recorded income tax benefit from continuing operations for the three months ended March 31, 2013, of $0.6 million which was primarily due to the reduction in its deferred tax asset valuation allowance resulting from the Company's acquisition of IntegralReach. The acquisition resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance. The change in the Company's pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting and has been credited to income tax expense.
The Company recorded an income tax expense from continuing operations for the three months ended March 31, 2012, of $4.5 million. Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement the Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. At March 31, 2013, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at March 31, 2013.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

NOTE 14 – STOCK REPURCHASE PROGRAM
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of the Company’s common stock. During the three months ended March 31, 2013, the Company repurchased 2.2 million shares of its common stock for $42.1 million. As of March 31, 2013, the Company had $180.8 million remaining under its existing stock repurchase program. As of March 31, 2013, treasury stock consisted of 23.7 million shares of common stock that had been repurchased, with a cost basis of approximately $676.7 million.

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

NOTE 16 – SUBSEQUENT EVENTS

On April 9, 2013, the Company entered into a Refinancing Amendment and Joinder Agreement (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement, dated as of February 7, 2011, as amended and restated as of March 29, 2012, as further amended pursuant to that certain Amendment No. 1 dated as of February 13, 2013.
The Refinancing Amendment provides for a new tranche of term loans ("Term Loan B-3") in the aggregate principal amount of $540.0 million. Term Loan B-3 matures on March 29, 2019. The Company used the proceeds from Term Loan B-3 to refinance in full all outstanding Term Loan B-2 amounts.
Term Loan B-3 bears interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.75% per annum. Except as described above, the terms and conditions of Term Loan B-3 are substantially identical to Term Loan B-2.

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

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.
Overview
We are focused on powering the discovery, delivery, display and monetization of digital entertainment. We provide a broad set of integrated solutions that are embedded in our customers' products and services, connecting consumers with entertainment. Our offerings enable discovery, advertising and video display and delivery. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and our extensive database of descriptive information about television, movies, music, books, and game content (“metadata”). In addition to offering IPGs developed by us, our customers may also license our patents and deploy their own IPG or a third party IPG. Advertising solutions include the Rovi Advertising Network and the Rovi Advertising Service, delivering advertising to IPGs, devices connected to the Internet, interactive applications and advertising on consumer websites operated by us. Video display and delivery solutions include video compression-decompression technology (“codecs”) and content protection technologies and services. Rovi's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment and online distribution markets.

We group our revenue into the following categories - (i) service providers, (ii) CE discovery and advertising, (iii) CE video delivery and display, and (iv) Other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues advertising revenue generated from our service provider IPGs and consumer websites such as AllRovi.com and SideReel.com. CE discovery and advertising includes license revenue received from consumer electronics companies for our IPG products as well as license revenue for our IPG patents, Rovi Cloud Services and advertising revenue from our CE IPGs or the Rovi Ad Network. CE video delivery and display includes revenue from consumer electronics companies for our DivX, ACP, VCR Plus+, connected platform and media recognition technologies. Other revenue consists primarily of licensing of our underlying media content/metadata, MainConcept codecs and licensing of our content protection technologies to entertainment companies.
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

	Three Months Ended March 31,
	2013	2012	Change $	Change %
Revenues:
Service providers	$79,774	$79,354	420	1%
CE discovery and advertising	38,466	38,199	267	1%
CE video delivery and display	21,020	37,470	(16,450)	(44)%
Other	15,470	16,704	(1,234)	(7)%
Total revenues	154,730	171,727	(16,997)	(10)%
Costs and expenses:
Cost of revenues	30,748	25,152	5,596	22%
Research and development	35,824	40,165	(4,341)	(11)%
Selling, general and administrative	41,756	40,476	1,280	3%
Depreciation	4,464	5,000	(536)	(11)%
Amortization of intangible assets	25,035	25,635	(600)	(2)%
Restructuring and asset impairment charges	637	1,372	(735)	(54)%
Total costs and expenses	138,464	137,800	664	—%
Operating income from continuing operations	16,266	33,927	(17,661)	(52)%
Interest expense	(16,161)	(12,148)	(4,013)	33%
Interest income and other, net	629	1,610	(981)	(61)%
Debt modification expense	(304)	(4,464)	4,160	(93)%
Loss on interest rate swaps and caps, net	(1,044)	(104)	(940)	904%
Loss on debt redemption	—	(1,758)	1,758	(100)%
(Loss) income from continuing operations before taxes	(614)	17,063	(17,677)	(104)%
Income tax (benefit) expense	(616)	4,543	(5,159)	(114)%
Income from continuing operations, net of tax	2	12,520	(12,518)	(100)%
Loss from discontinued operations, net of tax	(25,735)	(17,129)	(8,606)	50%
Net loss	$(25,733)	$(4,609)	(21,124)	458%
Service Providers Revenue
For the three months ended March 31, 2013, revenue from service providers increased by 1%, compared to the same period in the prior year. This increase was primarily due to an increase in IPG product revenues which benefited from continued digital subscriber growth. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased advertising revenue.
CE Discovery and Advertising Revenue
For the three months ended March 31, 2013, revenue from CE discovery and advertising increased by 1% compared to the same period in the prior year. The increase was primarily due to an increase in CE IPG patent revenue driven by an increase in revenue from license agreements that included catch-up payments to make us whole for the pre-license period of use, entered into this quarter versus one year ago. We expect revenue from licensing our IPG patents to increase in the future as we enter into renewals with existing customers and get previously licensed CE manufacturers back under license.
CE Video Delivery and Display Revenue
For the three months ended March 31, 2013, revenue decreased by 44% compared to the same period in the prior year. This decrease was primarily due to a significant decrease in DivX product revenue due to the three months ended March 31, 2012, including revenue from license agreements which allow certain of our licensees to incorporate certain legacy DivX profiles in specified legacy device types in perpetuity. In 2013, we believe CE video delivery and display revenue will decrease by 35% to 45%, as compared to 2012, due to declines in DivX product sales, the anticipated continuing decline in ACP sales and discontinuing sales of our connected platform product. Several significant DivX customer contracts will come up for renewal in 2013. DivX revenue in 2013 and beyond will be impacted by the terms under which customers agree to renew such contracts.
Other Revenue
For the three months ended March 31, 2013, other revenue decreased from the same period in the prior year primarily due to a decline in analog content protection revenue from entertainment companies partially offset by an increase in data revenue.
Cost of Revenues
For the three months ended March 31, 2013, cost of revenues increased from the same period in the prior year primarily due to an increase in patent litigation expenses.
Research and Development
For the three months ended March 31, 2013, research and development expenses decreased from the same period in the prior year primarily due to a decrease in employee related costs due to the 2012 restructuring actions the Company undertook to more efficiently manage its operating expenses (see Note 11 to the Condensed Consolidated Financial Statements).
Selling, General and Administrative
For the three months ended March 31, 2013, selling, general and administrative expenses increased from the same period in the prior year primarily due to an increase in consulting costs and corporate legal expenses.
Amortization of Intangible Assets
For the three months ended March 31, 2013, amortization of intangible assets decreased from the same period in the prior year primarily due to a decrease in amortization related to the customer relationship intangible assets acquired in the Sonic acquisition. The acquired Sonic customer relationship intangible assets are being amortized based on the proportion of the expected future cash flow generated by the assets in each year to the total future cash flow expected to be generated by the asset. As the expected cash flows decline over time, the amortization is also decreasing.
Restructuring and Asset Impairment Charges

During the first quarter of 2013, we continued the review of our operations that began in the third quarter of 2012 (see Note 11 to the Condensed Consolidated Financial Statements). As a result of this analysis, we have taken additional cost reduction actions, which have resulted in a restructuring charge of $0.6 million, related to employee severance.

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
Interest Expense
For the three months ended March 31, 2013, interest expense increased 33% compared to the same period in the prior year. The increase in interest expense was primarily due to an increase in the average debt outstanding.
Interest Income and Other, Net
For the three months ended March 31, 2013, interest income and other, net decreased as compared to the same period in the prior year primarily due the current year including foreign exchange losses while the prior year included foreign exchange gains.
Loss on Debt Redemption and Debt Modification Expense

On February 13, 2013, the Company amended the Amended and Restated Credit Agreement to expand the permitted investments under the Amended and Restated Credit Agreement. In connection with this amendment, the Company recorded $0.3 million in debt modification expenses during the three months ended March 31, 2013.
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

Loss on Interest Rate Swaps and Caps, Net
We have not designated any of our interest rate swaps, caps or foreign currency collars as hedges and therefore record the changes in fair value of these instruments in our Condensed Consolidated Statements of Operations (see Note 7 to the Condensed Consolidated Financial Statements). Loss on interest rate swaps and caps, net for the three months ended March 31, 2013, is primarily due to a decrease in the fair value of our swaps under which we have agreed to pay a fixed rate and receive a floating rate, as there has been a decline in future expected LIBOR rates.
Income Taxes
We recorded income tax benefit from continuing operations for the three months ended March 31, 2013, of $0.6 million, which was primarily due to the reduction in our deferred tax asset valuation allowance resulting from our acquisition of IntegralReach. The acquisition resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed us to reduce our pre-acquisition valuation allowance. The change in our pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting and has been credited to income tax expense.
    We recorded income tax expense from continuing operations for the three months ended March 31, 2012, of $4.5 million. Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2013, includes the Rovi Entertainment Store business and expenses we recorded for indemnification claims related to the Company’s previous software business which included the FLEXnet, InstallShield and AdminStudio software tools which were disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements). The loss from discontinued operations for the three months ended March 31, 2013, is primarily due to recording a $16.0 million impairment charge to the goodwill of the Rovi Entertainment Store business in connection with recording the net assets of the business at fair value less cost to sell (see Note 4 to the Condensed Consolidated Financial Statements).
Discontinued operations for the three months ended March 31, 2012, includes the Rovi Entertainment Store business, the Roxio Consumer Software business and expenses we recorded for indemnification claims related to the Company’s previous software business which were disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).
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

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2013, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities increased to $51.8 million for the three months ended March 31, 2013, from $33.4 million in the same period in the prior year. This increase was primarily due to a smaller increase in working capital in the current year vs the same period in the prior year. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2012 Annual Report on Form 10-K.
Net cash provided by investing activities from continuing operations was $91.1 million for the three months ended March 31, 2013, as compared to $27.3 million in the same period in the prior year. The three months ended March 31, 2013, included $103.7 million in net marketable securities sales, $2.6 million in capital expenditures and $10.0 million used for the acquisition of IntegralReach. Included in 2012 investing activities was the receipt of $13.5 million from the sale of the Roxio Consumer Software business and $18.2 million in net marketable securities sales, partially offset by $4.3 million in capital expenditures. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $17.0 million and $22.0 million for the full year in 2013.
Net cash used in financing activities from continuing operations was $140.1 million for the three months ended March 31, 2013, versus net cash provided by financing activities from continuing operations of $466.5 million in the same period in the prior year. During the three months ended March 31, 2013, we made $106.4 million in mandatory debt principal payments and repurchased $42.1 million of our common stock. In addition, we received $8.5 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the three months ended March 31, 2012, we borrowed an additional $800 million ($788.6 million, net of issuance costs and discounts) under our Amended and Restated Credit Facility described below. In addition, we received $9.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. These receipts were partially offset by using $297.8 million to pay off the preexisting Term Loan B-1 under our Initial Credit Agreement described below, $22.5 million to make a mandatory payment on the preexisting Term Loan A-1 and the repurchase of $12.0 million of our common stock.
As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of March 31, 2013, $291.0 million par value of the 2040 Convertible Notes remain outstanding.
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
On February 7, 2011, the Company and certain subsidiaries, as borrowers or guarantors entered into a credit agreement (the "Initial Credit Agreement"), pursuant to which we jointly borrowed $750 million. The Initial Credit Agreement provided for a 5-year $450 million term loan (“Term Loan A-1”) and a 7-year $300 million term loan (“Term Loan B-1”). The term loans are secured by substantially all of our assets. On March 29, 2012, the Initial Credit Agreement was amended and restated (the "Amended and Restated Credit Agreement") to provide for two new tranches of term loans totaling $800 million: (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. The Term Loan A-1 and Term Loan A-2 require annual amortization payments and mature on February 7, 2016 and March 29, 2017, respectively. Term Loan B-2 requires quarterly amortization payments and matures on March 29, 2019. Term Loan A-1 bears interest, at our election, at either prime rate plus an applicable margin equal to 1.5% per annum or LIBOR plus an applicable margin equal to 2.5% per annum, and was issued at a discount of $2.8 million to par value. Term Loan A-2 bears interest, at our election, at either the prime rate plus an applicable margin equal to 1.25% per annum or LIBOR plus an applicable margin equal to 2.25% per annum, and was issued at a discount of $1.0 million to par value. Term Loan B-2 bears interest, at our election, at either the prime rate plus an applicable margin equal to 2.0% per annum or LIBOR plus an applicable margin equal to 3.0% per annum (subject to a 1.0% LIBOR floor) and was issued at a discount of $2.9 million to par value. On April 9, 2013, we entered into a Refinancing Amendment and Joinder Agreement (the “Refinancing Amendment”) to our Amended and Restated Credit Agreement. The Refinancing Amendment provides for a new tranche of term loans "Term Loan B-3" in the aggregate principal amount of $540.0 million. Term Loan B-3 matures on March 29, 2019. The Company used the proceeds from Term Loan B-3 to refinance in full all outstanding Term Loan B-2 amounts. Term Loan B-3 bears interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.75% per annum.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Company and its subsidiaries to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made a $83.9 million Excess Cash Flow payment based on its 2012 results. As of March 31, 2013, Term Loan A-1, Term Loan A-2 and Term Loan B-2 carrying values were $375.2 million, $199.2 million and $537.5 million, net of discount, respectively.
In May 2011, our Board of Directors authorized the repurchase of up to $300.0 million of debt outstanding. As of March 31, 2013, we had $210.1 million remaining under our existing debt repurchase authorization.
In November 2011, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. During the three months ended March 31, 2013, we repurchased 2.2 million shares of our common stock for $42.1 million and as of March 31, 2013, had $180.8 million remaining under our existing stock repurchase program.
As of March 31, 2013, we had $280.4 million in cash and cash equivalents, $457.4 million in short-term investments and $119.8 million in long-term marketable securities. Of these amounts, $275.3 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with only a minimal tax impact. We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.
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
Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $803.3 million as of March 31, 2013. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At March 31, 2013, the fair value of our auction rate securities portfolio totaled approximately $14.5 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for several years due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.8 million decrease in the fair value of our fixed income available-for-sale securities as of March 31, 2013.
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
Indebtedness. We have convertible notes with a par value of $291.0 million. We also have a senior secured credit facility with an outstanding principal balance of approximately $1.1 billion. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2012. There have been no material changes in our risk factors since the filing of our last Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of its equity securities during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2013 to January 31, 2013	—	—	—
February 1, 2013 to February 28, 2013	1,326,708	$18.05	1,326,708	$199.0
March 1, 2013 to March 31, 2013	917,813	$19.79	917,813	$180.8
Total	2,244,521		2,244,521

(1)	In November 2011, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's common stock. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01	2013 Senior Executive Company Incentive Plan	8-K	2/22/13	10.1
31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Document				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	May 1, 2013	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:	May 1, 2013	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer