Form 10-Q
period 2013-06-30
Rovi Corp
filed 2013-07-31
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2013
Common stock, $0.001 par value	101,622,905

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$211,541	$285,352
Short-term investments	501,834	577,988
Trade accounts receivable, net	102,095	106,018
Taxes receivable	16,357	9,237
Deferred tax assets, net	21,181	20,373
Prepaid expenses and other current assets	20,249	26,786
Assets held for sale	4,054	76,852
Total current assets	877,311	1,102,606
Long-term marketable investment securities	121,351	104,893
Property and equipment, net	31,456	32,791
Finite-lived intangible assets, net	635,182	689,494
Other assets	25,417	23,862
Goodwill	1,348,004	1,341,035
Total assets	$3,038,721	$3,294,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$97,481	$94,830
Deferred revenue	16,483	16,152
Current portion of long-term debt	32,632	106,407
Liabilities held for sale	13,554	11,053
Total current liabilities	160,150	228,442
Taxes payable, less current portion	51,139	50,800
Long-term debt, less current portion	1,347,921	1,373,818
Deferred revenue, less current portion	3,577	3,921
Long-term deferred tax liabilities, net	44,194	41,596
Other non current liabilities	9,142	8,683
Total liabilities	1,616,123	1,707,260
Stockholders’ equity:
Common stock	128	125
Treasury stock	(741,694)	(634,571)
Additional paid-in capital	2,241,534	2,196,567
Accumulated other comprehensive loss	(4,238)	(1,375)
Retained earnings	(73,132)	26,675
Total stockholders’ equity	1,422,598	1,587,421
Total liabilities and stockholders’ equity	$3,038,721	$3,294,681

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$146,352	$154,610	$299,882	$324,119
Costs and expenses:
Cost of revenues	22,963	27,029	53,606	52,076
Research and development	35,792	35,879	69,769	74,190
Selling, general and administrative	42,021	40,366	83,777	80,842
Depreciation	4,197	5,178	8,557	10,067
Amortization of intangible assets	24,160	24,913	48,194	49,547
Restructuring and asset impairment charges	1,382	—	2,019	1,372
Total costs and expenses	130,515	133,365	265,922	268,094
Operating income from continuing operations	15,837	21,245	33,960	56,025
Interest expense	(15,023)	(16,405)	(31,184)	(28,553)
Interest income and other, net	1,059	187	1,688	1,797
Debt modification expense	(1,047)	(32)	(1,351)	(4,496)
Gain (loss) on interest rate swaps and caps, net	7,489	(6,308)	6,445	(6,412)
Loss on debt redemption	(2,761)	—	(2,761)	(1,758)
Income (loss) from continuing operations before income taxes	5,554	(1,313)	6,797	16,603
Income tax expense	2,755	1,834	2,139	6,377
Income (loss) from continuing operations, net of tax	2,799	(3,147)	4,658	10,226
Discontinued operations, net of tax	(76,873)	(15,402)	(104,465)	(33,384)
Net loss	$(74,074)	$(18,549)	$(99,807)	$(23,158)
Basic earnings per share:
Basic income (loss) per share from continuing operations	$0.03	$(0.03)	$0.05	$0.09
Basic loss per share from discontinued operations	(0.78)	(0.14)	(1.05)	(0.31)
Basic net loss per share	$(0.75)	$(0.17)	$(1.00)	$(0.22)
Shares used in computing basic net earnings per share	98,256	107,035	99,404	107,284
Diluted earnings per share:
Diluted income (loss) per share from continuing operations	$0.03	$(0.03)	$0.05	$0.09
Diluted loss per share from discontinued operations	(0.78)	(0.14)	(1.05)	(0.30)
Diluted net loss per share	$(0.75)	$(0.17)	$(1.00)	$(0.21)
Shares used in computing diluted net earnings per share	99,334	107,035	100,098	107,869

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(74,074)	$(18,549)	$(99,807)	$(23,158)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(566)	288	(2,786)	(377)
Unrealized losses on investments, net	(246)	(142)	(77)	(233)
Other comprehensive (loss) income	(812)	146	(2,863)	(610)
Comprehensive loss	$(74,886)	$(18,403)	$(102,670)	$(23,768)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(99,807)	$(23,158)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	104,465	33,384
Change in fair value of interest rate swaps and caps, net of premium	(2,540)	11,437
Depreciation	8,557	10,067
Amortization of intangible assets	48,194	49,547
Debt modification expense	1,351	4,496
Amortization of note issuance costs and convertible note discount	8,474	7,761
Equity-based compensation	32,116	33,938
Loss on debt redemption	2,761	1,758
Deferred taxes	(938)	(1,079)
Other, net	4,985	3,680
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	3,923	1,906
Deferred revenue	(13)	(850)
Prepaid expenses, other current assets, and other assets	7,002	(20,066)
Income taxes	(6,781)	(2,120)
Accounts payable, accrued expenses, and other long-term liabilities	307	(17,346)
Net cash provided by operating activities of continuing operations	112,056	93,355
Net cash used in operating activities of discontinued operations	(16,013)	(25,893)
Net cash provided by operating activities	96,043	67,462
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(438,638)	(440,664)
Sales or maturities of long and short-term marketable investments	495,662	251,291
Proceeds from sale of business	—	13,500
Purchases of property and equipment	(7,215)	(7,925)
Payments for acquisition, net of cash acquired	(10,000)	(19,990)
Other investing, net	(53)	(66)
Net cash provided by (used in) investing activities of continuing operations	39,756	(203,854)
Net cash used in investing activities of discontinued operations	(874)	(3,127)
Net cash provided by (used in) investing activities	38,882	(206,981)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(647,792)	(321,713)
Purchase of treasury stock	(107,123)	(62,071)
Proceeds from issuance of debt, net of issuance costs	537,524	788,532
Excess tax benefits associated with equity plans	—	228
Proceeds from exercise of options and employee stock purchase plan	10,330	11,887
Net cash (used in) provided by financing activities of continuing operations	(207,061)	416,863
Net cash used in financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(207,061)	416,863
Effect of exchange rate changes on cash	(1,675)	77
Net (decrease) increase in cash and cash equivalents	(73,811)	277,421
Cash and cash equivalents at beginning of period	285,352	136,780
Cash and cash equivalents at end of period	$211,541	$414,201
See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Rovi Corporation and its subsidiaries (collectively “Rovi” or the “Company”) are focused on powering the discovery, delivery, display and monetization of digital entertainment. The Company provides a broad set of integrated solutions that are embedded in its customers' products and services, connecting consumers with entertainment. Company offerings enable discovery, advertising and video delivery and display. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and the Company's extensive database of descriptive information about television, movies, music, books, and game content (“metadata”). In addition to offering IPGs developed by the Company, our customers may also license our patents and deploy their own IPG or a third party IPG. Advertising solutions include the Rovi Advertising Network and the Rovi Advertising Service, delivering advertising to IPGs, devices connected to the Internet and interactive applications. Video delivery and display solutions include video compression-decompression technology (“codecs”) and content protection technologies and services. The Company's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment and online distribution markets.
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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2013, the Emerging Issues Task Force (the "EITF") reached final consensus on Issue 13-C, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. The EITF concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company will adopt this consensus on January 1, 2014. The adoption is expected to reduce both the Company's long-term income tax payable and the Company's deferred tax asset for net operating loss carryforwards by approximately $35.0 million.
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

NOTE 3 – ACQUISITIONS
2013 Acquisitions

On March 8, 2013, the Company acquired IntegralReach Corporation ("IntegralReach") for approximately $10.0 million, plus an additional $3.0 million in contingent consideration that will be paid if certain customer attainment goals are met. IntegralReach is an analytics technology company with core technology built for analyzing large amounts of data. The contingent consideration has been included in other non current liabilities on the Condensed Consolidated Balance Sheet at its estimated Level 3 (see Note 8) fair value of $3.0 million.
2012 Acquisitions
On May 21, 2012, the Company acquired Snapstick, Inc. ("Snapstick") for approximately $20.0 million in cash. Snapstick has developed a software platform that allows consumers to use a mobile device or laptop to make content available on a TV monitor.

NOTE 4 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the second quarter of 2013, the Company made a determination that it would pursue selling its Consumer Website business, which includes the SideReel.com and allmusic.com sites, among others. The Company has therefore classified the assets of the Consumer Website business as held for sale as of June 30, 2013, and recorded the operations and cash flows of the Consumer Website business as discontinued operations. During the three months ended June 30, 2013, the Company recorded a $6.8 million goodwill and intangible asset impairment charge to reduce the carrying value of the Consumer Website asset group to fair value less costs to sell. The fair value of the Consumer Website asset group was based on the asset purchase agreement entered into in July 2013 (see Note 16). As of June 30, 2013, approximately $0.5 million of intangible assets relating to the Consumer Website asset group were classified as held for sale in the Company's Condensed Consolidated Balance Sheet.

During the fourth quarter of 2012, the Company made a determination that it would pursue selling its Rovi Entertainment Store business. The Company has therefore classified the assets and liabilities of the Rovi Entertainment Store as held for sale as of June 30, 2013 and December 31, 2012, and recorded the operations and cash flows of the Rovi Entertainment Store business as discontinued operations. Based on the initial indications of interest the Company received from potential buyers of the Rovi Entertainment Store business in the second half of the first quarter, during the three months ended March 31, 2013, the Company recorded a $16.0 million impairment charge to the goodwill of the Rovi Entertainment Store business to reduce the carrying value of the asset group to fair value less costs to sell. Subsequently, as negotiations proceeded during the second quarter of 2013, the Company determined that an additional $57.1 million impairment charge was required to reduce the carrying value of the Rovi Entertainment Store asset group to fair value less costs to sell. The fair value of the Rovi Entertainment Store asset group was based on the asset purchase agreement entered into in July 2013 (see Note 16).

On February 1, 2012, the Company sold its Roxio Consumer Software business for approximately $17.5 million. The results of operations and cash flows of the Roxio Consumer Software business have been reclassified to discontinued operations for all periods presented.

The assets and liabilities attributable to the Company's Rovi Entertainment Store business unit classified in the Condensed Consolidated Balance Sheet as held for sale at June 30, 2013 and December 31, 2012, consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade accounts receivable, net	$3,554	$8,746
Prepaid and other assets	—	1,255
Property and equipment, net	—	6,637
Intangible assets	—	23,246
Goodwill	—	36,941
Other long-term assets	—	27
Accounts payable and other liabilities	(10,772)	(8,013)
Deferred revenue	(2,782)	(3,040)
Total net (liabilities) assets held for sale	$(10,000)	$65,799

During the six months ended June 30, 2013, the Company recorded $0.5 million in expenses related to indemnification for IP infringement claims relating to the Company's previous software business which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008. During the three and six months ended June 30, 2012, the Company recorded $1.1 million and $1.8 million in expenses related to indemnification for IP infringement claims relating to this previous software business.
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue:
Roxio Consumer Software	$—	$—	$—	$5,295
Rovi Entertainment Store	4,304	2,019	7,393	5,283
Consumer Website	1,481	1,688	2,681	3,906
Pre-tax loss from operations:
Previous Software	$(42)	$(1,081)	$(490)	$(1,830)
Roxio Consumer Software (1)	(3,250)	(852)	(3,250)	(449)
Rovi Entertainment Store (2)	(65,429)	(12,339)	(90,765)	(23,442)
Consumer Website (3)	(8,109)	(1,101)	(9,966)	(1,954)
Pre-tax gain on disposal of business units	—	—	—	363
Income tax (expense) benefit (4)	(43)	(29)	6	(6,072)
Loss from discontinued operations, net of tax	$(76,873)	$(15,402)	$(104,465)	$(33,384)

(1) Roxio Consumer Software pre-tax loss for the three and six months ended June 30, 2013, includes $3.3 million in expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold.

(2) Rovi Entertainment Store pre-tax loss for the three and six months ended June 30, 2013, includes $57.1 million and $73.1 million, respectively, in asset impairment charges.

(3) Consumer Website pre-tax loss for the three and six months ended June 30, 2013, includes $6.8 million in goodwill and intangible asset impairment charges.

(4) The income tax expense recorded in discontinued operations for the six months ended June 30, 2012, is primarily the result of establishing a deferred tax liability to reflect the disposal of tax basis goodwill in the Roxio Consumer Software business which was sold in the first quarter of 2012.

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
As of June 30, 2013 and December 31, 2012, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of June 30, 2013 and December 31, 2012, the unamortized discount on the 2040 Convertible Notes was $22.4 million and $28.8 million, respectively, resulting in a carrying amount of $268.6 million and $262.2 million, respectively. During the three and six months ended June 30, 2013, the Company recorded $3.2 million and $6.3 million of interest expense, respectively for the 2040 Convertible Notes related to the amortization of the discount. During the three and six months ended June 30, 2012, the Company recorded $3.0 million and $5.9 million of interest expense, respectively for the 2040 Convertible Notes related to the amortization of the discount.
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

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Company and its subsidiaries to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. As of June 30, 2013, the carrying values of Term Loan A-1, Term Loan A-2 and Term Loan B-3 were $375.3 million, $199.2 million and $537.4 million, net of discount, respectively.
The Company accounted for the issuance of Term Loan B-3 and subsequent repayment of Term Loan B-2 as a partial debt modification, as a significant number of Term Loan B-2 investors reinvested in Term Loan B-3, and the change in the present value of future cash flows between Term Loan B-2 and Term Loan B-3 was less than 10%. Under debt modification accounting, $3.6 million in unamortized debt issuance costs related to Term Loan B-2 investors who reinvested in Term Loan B-3 are being amortized to Term Loan B-3 interest expense using the effective interest method. In addition, $0.1 million in Term Loan B-3 debt issuance costs, related to new investors in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. Debt issuance costs of $1.0 million relating to the issuance of Term Loan B-3 to Term Loan B-2 investors, have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the three months ended June 30, 2013. In addition, during the three months ended June 30, 2013, the Company realized a loss on debt redemption of $2.8 million related to writing off the unamortized Term Loan B-2 debt issuance costs related to investors who did not reinvest in Term Loan B-3 and the unamortized debt discount on Term Loan B-2.
The Company accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows between Term Loan B-1 and Term Loan B-2 was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2 are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors, have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2012. In addition, during the six months ended June 30, 2012, the Company realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt issuance costs related to investors who did not reinvest in Term Loan B-2 and the unamortized debt discount on Term Loan B-1.
Debt Repurchase Program
In connection with the issuance of Term Loan B-3, the Company's Board of Directors authorized the repurchase of the $540.0 million remaining balance of Term Loan B-2. In connection with the issuance of Term Loan A-2 and Term Loan B-2, the Company's Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. These repurchase authorizations were in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. During the six months ended June 30, 2013, the Company did not repurchase any debt under the May 2011 authorization. As of June 30, 2013, the Company had $210.1 million remaining under its existing debt repurchase authorization.

The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of June 30, 2013:

	Carrying Value	Par Value
Term Loan A-1	$375,339	$376,696
Term Loan A-2	199,247	199,974
Term Loan B-3	537,383	538,685
2040 Convertible Notes	268,584	290,990
	$1,380,553	$1,406,345

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of June 30, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$39,704	$—	$—	$39,704
Cash equivalents - Money markets	167,337	—	—	167,337
Cash equivalents - Corporate debt securities	4,500	—	—	4,500
Total cash and cash equivalents	$211,541	$—	$—	$211,541
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(1,053)	$14,547
Corporate debt securities	198,781	75	(202)	198,654
Foreign government obligations	18,264	—	(76)	18,188
U.S. Treasury/Agencies	391,882	24	(110)	391,796
Total available-for-sale investments	$624,527	$99	$(1,441)	$623,185
Total cash, cash equivalents and investments				$834,726

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$51,629	$—	$—	$51,629
Cash equivalents - Money markets	212,123	—	—	212,123
Cash equivalents - Corporate debt securities	21,600	—	—	21,600
Total cash and cash equivalents	$285,352	$—	$—	$285,352
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,413)	$14,287
Corporate debt securities	365,268	196	(100)	365,364
Foreign government obligations	20,745	19	(1)	20,763
U.S. Treasury/Agencies	282,412	75	(20)	282,467
Total available-for-sale investments	$684,125	$290	$(1,534)	$682,881
Total cash, cash equivalents and investments				$968,233
As of June 30, 2013, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$506,334
Due in 1-2 years	106,804
Due in 2-3 years	—
Due in greater than 3 years	14,547
Total	$627,685

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at June 30, 2013 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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

In October 2011, the Company entered into swaps with a notional amount of $300.0 million. These swaps have an effective date of June 2013, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.81% for the three month settlement period ending September 2013, to 2.65% for the final settlement period ending in January 2016 and receives a floating rate of three month USD-LIBOR-BBA. These swaps expire in January 2016. In May 2012, the Company entered into swaps with a notional amount of $197.0 million. These swaps have an effective date of January 2014, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.58% for the three month settlement period ending June 2014, to 1.65% for the final settlement period ending in January 2016 and receives a floating rate of one month USD-LIBOR-BBA. These swaps expire in January 2016. In May 2012, the Company entered into additional swaps with a notional amount of $215.0 million. These swaps have an effective date of April 2014, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.65% for the three month settlement period ending June 2014, to 2.11% for the final settlement period ending in March 2017 and receives a floating rate of one month USD-LIBOR-BBA. These swaps expire in March 2017. In June 2013, the Company entered into swaps with a notional amount of $250.0 million. These swaps have an effective date of January 2016, and under these swaps the Company pays a fixed rate of 2.23% and receives a floating rate of one month USD-LIBOR-BBA. These swaps expire in March 2019. The Company entered into these swaps to effectively fix the future interest rate during the applicable periods on a portion of its senior secured term loan.
The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended June 30, 2013 and 2012, the Company recorded a gain of $7.5 million and loss of $6.3 million, respectively, and during the six months ended June 30, 2013 and 2012, the Company recorded a gain of $6.4 million and a loss of $6.4 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 8.

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
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at June 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$167,337	$167,337	$—	$—
Corporate debt securities (2)	157,511	—	157,511	—
Foreign government obligations (3)	3,105	—	3,105	—
U.S. Treasuries / Agencies (3)	345,718	—	345,718	—
Non-Current Assets
Auction rate securities (4)	14,547	—	—	14,547
Corporate debt securities (4)	45,643	—	45,643	—
Foreign government obligations (4)	15,083	—	15,083	—
U.S. Treasuries / Agencies (4)	46,078	—	46,078	—
Total	$795,022	$167,337	$613,138	$14,547
Non-Current Liabilities
Interest rate swaps and caps (5)	$(1,229)	$—	$(1,229)	$—

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)
Includes $4.5 million included in cash and cash equivalents and $153.0 million included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(5)
Included in other non current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2013, the fair value of the Company's interest rate swaps and caps in an asset position was $23.9 million and the fair value in a liability position was $25.1 million. These amounts have been recorded on a net basis on the Company's balance sheet.

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

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$14,523	$14,054	$14,287	$14,314
Unrealized gain (loss) included in accumulated other comprehensive income	124	—	360	(260)
Settlements	(100)	—	(100)	—
Balance at end of period	$14,547	$14,054	$14,547	$14,054

The fair value of the Company’s outstanding debt at June 30, 2013 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$375,339	$374,813
Term Loan A-2	199,247	198,734
Term Loan B-3	537,383	535,992
2040 Convertible Notes (1)	268,584	297,217
	$1,380,553

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION
Stock Options Plans

The Company grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and the 2004 Sonic Equity Compensation Plan (the “2004 Plan”). Effective April 30, 2013, the Company's stockholders approved an amendment to the 2008 Plan to increase the reserve for common stock authorized for issuance by 4.5 million shares. The amendment provides for the 2008 Plan to be the successor to and continuation of the 2000 Plan and 2004 Plan (together, the “Prior Plans”) so that no new awards will be granted under the Prior Plans, the shares remaining available for grant under the Prior Plans will become available for grant under the 2008 Plan, and shares subject to outstanding stock awards granted under the Prior Plans that expire or are terminated or forfeited, will become available for grant under the 2008 Plan. The amendment also provides that the number of shares available for issuance under the 2008 Plan is reduced by 1.7 shares for each restricted stock or restricted stock unit grant.
As of June 30, 2013, the Company had a total of 20.7 million shares reserved and 8.9 million shares available for issuance under the 2008 Plan.
These equity plans provide for the grant of stock options, restricted stock awards, restricted stock unit and similar types of equity awards by the Company to employees, officers, directors and consultants of the Company.  Options grants generally have vesting periods of four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly. Options grants generally have a contractual term of seven years.
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of June 30, 2013, the number of restricted stock awards outstanding and unvested was 3.6 million. As of June 30, 2013, the number of restricted stock units outstanding and unvested was 0.4 million.
The Company also grants performance based restricted stock awards which entitle the recipient to receive a prescribed number of shares of the Company's common stock, upon the achievement of performance goals and objectives as determined by the compensation committee based upon criteria set forth in the 2008 Plan. As of June 30, 2013, the number of performance shares outstanding and unvested was 0.9 million.
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
As of June 30, 2013, the Company had reserved, and available for future issuance, 4.1 million shares of common stock under the ESPP.
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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Option Plans:
Dividends	0%	0%	0%	0%
Expected term	4.0 years	4.6 years	4.0 years	4.6 years
Risk free interest rate	0.5%	0.7%	0.5%	0.7%
Volatility rate	46%	49%	46%	46%
ESPP Plan:
Dividends	NA	NA	0%	0%
Expected term	NA	NA	1.3 years	1.3 years
Risk free interest rate	NA	NA	0.2%	0.3%
Volatility rate	NA	NA	49%	50%

The weighted average per share fair value of equity-based awards are as follows:
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted average fair value:
Option grants	$8.44	$10.60	$7.56	$11.53
Employee purchase share rights	NA	NA	$6.17	$6.03
Restricted stock award grants	$23.29	$25.89	$18.20	$33.00

As of June 30, 2013, there was $110.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees in our continuing operations. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.7 years.
The total intrinsic value of options exercised, during the three and six months ended June 30, 2013 was $1.1 million and $1.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2012	$1,341,035
Acquisitions	8,149
Changes due to foreign currency exchange rates and other	(815)
Reclassified to assets held for sale	(365)
Goodwill, net at June 30, 2013	$1,348,004
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
The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$892,471	$(374,117)	$518,354
Existing contracts and customer relationships	139,124	(57,426)	81,698
Content databases and other	59,940	(33,360)	26,580
Trademarks / Tradenames	19,500	(10,950)	8,550
	$1,111,035	$(475,853)	$635,182
	December 31, 2012
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,571	$(339,966)	$555,605
Existing contracts and customer relationships	146,524	(54,512)	92,012
Content databases and other	57,234	(29,204)	28,030
Trademarks / Tradenames	25,300	(11,453)	13,847
	$1,124,629	$(435,135)	$689,494

As of June 30, 2013, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2013	$48,245
2014	92,288
2015	85,771
2016	82,885
2017	81,464
Thereafter	244,529
Total amortization expense	$635,182

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2013 Restructuring Actions
During the first and second quarter of 2013, the Company continued the review of its operations that began in the third quarter of 2012 (see below). As a result of this analysis, the Company has taken additional cost reduction actions, which have resulted in a restructuring charge of $1.4 million during the three months ended June 30, 2013. This restructuring charge included $0.7 million to accrue for the present value of lease payments for abandoned office space, $0.4 million in asset impairment charges and $0.3 million in severance. During the three months ended March 31, 2013, the Company recorded a restructuring charge of $0.6 million related to employee severance. As of June 30, 2013, $0.3 million of severance costs and $0.7 million in future lease payments for abandoned office space remain unpaid.
Q3 2012 Restructuring Action
During the third quarter of 2012, the Company reviewed its costs in order to reduce and more efficiently manage its operating expenses. As a result of this analysis, the Company has taken cost reduction actions, which have resulted in a restructuring charge of $4.5 million being recorded during the three months ended September 30, 2012. Of this restructuring charge $3.2 million relate to our continuing operations and $1.3 million relate to our discontinued operations. As of June 30, 2013, $0.3 million of severance costs remain unpaid.
Q1 2012 Restructuring Action
In connection with a review of the Company's operations, the Company reorganized certain parts of its sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012, all of which have been paid.
Sonic Acquisition Restructuring Plan
In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. During the first quarter of 2012, the Company recorded an additional $0.6 million in restructuring charges to its continuing operations, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space. As of June 30, 2013, all of the Sonic acquisition restructuring costs have been paid.
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

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	3,744	5,207	3,923	4,225
Restricted stock	1,517	3,444	1,740	2,351
Convertible notes (1)	6,144	6,144	6,144	6,144
Total weighted average potential common shares excluded from diluted net earnings per share	11,405	14,795	11,807	12,720

(1)	See Note 5 for additional details.

In addition, for the three months ended June 30, 2013 and 2012, the Company excluded 0.9 million and 0.2 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved as of June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the the Company excluded 0.7 million and 0.2 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved.

NOTE 13 – INCOME TAXES
The Company recorded income tax expense from continuing operations for the three and six months ended June 30, 2013, of $2.8 million and $2.1 million, respectively, which primarily consist of foreign withholding taxes, foreign income taxes and state income taxes. The six months ended June 30, 2013, also benefited from a reduction in the Company's deferred tax asset valuation allowance resulting from the Company's acquisition of IntegralReach. The acquisition resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance. The change in the Company's pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting and has been credited to income tax expense.
The Company recorded an income tax expense from continuing operations for the three and six months ended June 30, 2012, of $1.8 million and $6.4 million, respectively, which were impacted by a U.S. loss for which no tax benefit was recorded. A discrete tax expense of $4.8 million was recorded for the six months ended June 30, 2012, as a result of the net increase in valuation allowance on the Company's deferred tax assets resulting from the sale of the Roxio Consumer Software business and the acquisition of Snapstick.
During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement the Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. At June 30, 2013, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at June 30, 2013.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

NOTE 14 – STOCK REPURCHASE PROGRAM
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of the Company’s common stock. During the six months ended June 30, 2013, the Company repurchased 5.0 million shares of its common stock for $107.1 million. As of June 30, 2013, the Company had $115.8 million remaining under its existing stock repurchase program. As of June 30, 2013, treasury stock consisted of 26.4 million shares of common stock that had been repurchased, with a cost basis of approximately $741.7 million.

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

NOTE 16 – SUBSEQUENT EVENTS
On July 26, 2013, the Company entered into an asset purchase agreement to sell all the assets and certain liabilities of its Rovi Entertainment Store Business. The buyer also entered into an intellectual property license with the Company. Additionally, the Company agreed to transfer $8.5 million to the buyer and the Company received a $2.0 million unsecured note payable from the buyer. The transaction is expected to close in September 2013.
On July 26, 2013, the Company entered into an asset purchase agreement to sell the assets and certain liabilities of its Consumer Web Business for $1.0 million. The transaction is expected to close in August 2013.

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
Overview
We are focused on powering the discovery, delivery, display and monetization of digital entertainment. We provide a broad set of integrated solutions that are embedded in our customers' products and services, connecting consumers with entertainment. Our offerings enable discovery, advertising and video delivery and display. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and our extensive database of descriptive information about television, movies, music, books, and game content (“metadata”). In addition to offering IPGs developed by us, our customers may also license our patents and deploy their own IPG or a third party IPG. Advertising solutions include the Rovi Advertising Network and the Rovi Advertising Service, delivering advertising to IPGs, devices connected to the Internet and interactive applications. Video delivery and display solutions include video compression-decompression technology (“codecs”) and content protection technologies and services. Rovi's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment and online distribution markets.

We group our revenue into the following categories - (i) service providers, (ii) CE discovery and advertising, (iii) CE video delivery and display, and (iv) Other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues advertising revenue generated from our service provider IPGs. CE discovery and advertising includes license revenue received from consumer electronics companies for our IPG products as well as license revenue for our IPG patents, Rovi Cloud Services and advertising revenue from our CE IPGs or the Rovi Ad Network. CE video delivery and display includes revenue from consumer electronics companies for our DivX, ACP, VCR Plus+, connected platform and media recognition technologies. Other revenue consists primarily of licensing of our underlying media content/metadata, MainConcept codecs and licensing of our content protection technologies to entertainment companies.
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

	Three Months Ended June 30,
	2013	2012	Change $	Change %
Revenues:
Service providers	$83,741	$75,919	7,822	10%
CE discovery and advertising	26,058	31,861	(5,803)	(18)%
CE video delivery and display	21,243	32,980	(11,737)	(36)%
Other	15,310	13,850	1,460	11%
Total revenues	146,352	154,610	(8,258)	(5)%
Costs and expenses:
Cost of revenues	22,963	27,029	(4,066)	(15)%
Research and development	35,792	35,879	(87)	—%
Selling, general and administrative	42,021	40,366	1,655	4%
Depreciation	4,197	5,178	(981)	(19)%
Amortization of intangible assets	24,160	24,913	(753)	(3)%
Restructuring and asset impairment charges	1,382	—	1,382	NA
Total costs and expenses	130,515	133,365	(2,850)	(2)%
Operating income from continuing operations	15,837	21,245	(5,408)	(25)%
Interest expense	(15,023)	(16,405)	1,382	(8)%
Interest income and other, net	1,059	187	872	466%
Debt modification expense	(1,047)	(32)	(1,015)	3,172%
Gain (loss) on interest rate swaps and caps, net	7,489	(6,308)	13,797	(219)%
Loss on debt redemption	(2,761)	—	(2,761)	NA
Income (loss) fom continuing operations before taxes	5,554	(1,313)	6,867	(523)%
Income tax expense	2,755	1,834	921	50%
Income (loss) from continuing operations, net of tax	2,799	(3,147)	5,946	(189)%
Loss from discontinued operations, net of tax	(76,873)	(15,402)	(61,471)	399%
Net loss	$(74,074)	$(18,549)	(55,525)	299%

	Six Months Ended June 30,
	2013	2012	Change $	Change %
Revenues:
Service providers	$162,315	$153,055	9,260	6%
CE discovery and advertising	64,524	70,060	(5,536)	(8)%
CE video delivery and display	42,263	70,450	(28,187)	(40)%
Other	30,780	30,554	226	1%
Total revenues	299,882	324,119	(24,237)	(7)%
Costs and expenses:
Cost of revenues	53,606	52,076	1,530	3%
Research and development	69,769	74,190	(4,421)	(6)%
Selling, general and administrative	83,777	80,842	2,935	4%
Depreciation	8,557	10,067	(1,510)	(15)%
Amortization of intangible assets	48,194	49,547	(1,353)	(3)%
Restructuring and asset impairment charges	2,019	1,372	647	47%
Total costs and expenses	265,922	268,094	(2,172)	(1)%
Operating income from continuing operations	33,960	56,025	(22,065)	(39)%
Interest expense	(31,184)	(28,553)	(2,631)	9%
Interest income and other, net	1,688	1,797	(109)	(6)%
Debt modification expense	(1,351)	(4,496)	3,145	(70)%
Gain (loss) on interest rate swaps and caps, net	6,445	(6,412)	12,857	(201)%
Loss on debt redemption	(2,761)	(1,758)	(1,003)	57%
Income from continuing operations before taxes	6,797	16,603	(9,806)	(59)%
Income tax expense	2,139	6,377	(4,238)	(66)%
Income from continuing operations, net of tax	4,658	10,226	(5,568)	(54)%
Loss from discontinued operations, net of tax	(104,465)	(33,384)	(71,081)	213%
Net loss	$(99,807)	$(23,158)	(76,649)	331%
Service Providers Revenue
For the three months ended June 30, 2013, revenue from service providers increased by 10%, compared to the same period in the prior year. For the six months ended June 30, 2013, revenue from service providers increased by 6%, compared to the same period in the prior year. These increases were primarily due to an increase in IPG patent and product revenues which benefited from new IPG patent agreements in the Online and Mobile fields of use and continued digital subscriber growth. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased advertising revenue.
CE Discovery and Advertising Revenue
For the three months ended June 30, 2013, revenue from CE discovery and advertising decreased by 18% compared to the same period in the prior year. For the six months ended June 30, 2013, revenue from CE discovery and advertising decreased by 8% compared to the same period in the prior year. These decreases were primarily due to a decrease in CE IPG patent revenue driven by a decrease in revenue from license agreements that included catch-up payments to make us whole for the pre-license period of use, entered into this year versus the same periods in the prior. We expect revenue from licensing our IPG patents to increase in the future as we enter into renewals with existing customers and get previously licensed CE manufacturers back under license.
CE Video Delivery and Display Revenue
For the three months ended June 30, 2013, revenue decreased by 36% compared to the same period in the prior year. For the six months ended June 30, 2013, revenue decreased by 40% compared to the same period in the prior year. These decreases were primarily due to a significant decrease in DivX product revenue due to the prior year periods including revenue from license agreements which allow certain of our licensees to incorporate certain legacy DivX profiles in specified legacy device types in perpetuity. Also contributing to the decrease was a decline in units shipped that included our DivX technology by our licensees that pay us on a per unit basis. In 2013, we believe CE video delivery and display revenue will decrease by 35% to 45%, as compared to 2012, due to declines in DivX product sales, the anticipated continuing decline in ACP sales and discontinuing sales of our connected platform product. Several significant DivX customer contracts will come up for renewal in 2013. DivX revenue in 2013 and beyond will be impacted by the terms under which customers agree to renew such contracts.
Other Revenue
For the three and six months ended June 30, 2013, other revenue increased compared to the same periods in the prior year primarily due to an increase in data revenue driven by new deals signed in 2013. For the six months ended June 30, 2013, these increases were partially offset by a decline in content protection revenue from entertainment companies.
Cost of Revenues
For the three months ended June 30, 2013, cost of revenues decreased compared to the same periods in the prior year primarily due to a decrease in patent litigation expenses. For the six months ended June 30, 2013, cost of revenues increased slightly compared to the same period in the prior year due to an increase in patent litigation expense. In the second half of 2013 we expect patent litigation and prosecution costs to decrease as compared to the same period in 2012.
Research and Development
For the three and six months ended June 30, 2013, research and development expenses decreased compared to the same periods in the prior year primarily due to a decrease in employee related costs due to the 2012 restructuring actions the Company undertook to more efficiently manage its operating expenses (see Note 11 to the Condensed Consolidated Financial Statements).
Selling, General and Administrative
For the three and six months ended June 30, 2013, selling, general and administrative expenses increased compared to the same period in the prior year primarily due to an increase in consulting costs and corporate legal expenses.
Amortization of Intangible Assets
For the three and six months ended June 30, 2013, amortization of intangible assets decreased compared to the same periods in the prior year primarily due to a decrease in amortization related to the customer relationship intangible assets acquired in the Sonic acquisition. The acquired Sonic customer relationship intangible assets are being amortized based on the proportion of the expected future cash flow generated by the assets in each year to the total future cash flow expected to be generated by the asset. As the expected cash flows decline over time, the amortization is also decreasing.
Restructuring and Asset Impairment Charges

During the first and second quarter of 2013, we continued the review of our operations that began in the third quarter of 2012 (see Note 11 to the Condensed Consolidated Financial Statements). As a result of this analysis, we have taken additional cost reduction actions, which have resulted in a restructuring charge of $1.4 million during the three months ended June 30, 2013. During the three months ended March 31, 2013, we recorded a restructuring charge of $0.6 million related to employee severance.

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
Interest Expense
For the three months ended June 30, 2013, interest expense decreased 8% compared to the same period in the prior year. This decrease was primarily due to a decrease in average debt outstanding and a decrease in our average interest rate paid. For the six months ended June 30, 2013, interest expense increased as compared to the same period in the prior year primarily due to an increase in the average debt outstanding.

Interest Income and Other, Net
For the three months ended June 30, 2013, interest income and other, net increased as compared to the same period in the prior year primarily due to the prior year including foreign exchange losses.
Loss on Debt Redemption and Debt Modification Expense
On April 9, 2013, we entered into a Refinancing Amendment and Joinder Agreement (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement. The Refinancing Amendment provides for a new tranche of term loans ("Term Loan B-3") in the aggregate principal amount of $540.0 million. We used the proceeds from Term Loan B-3 to refinance in full all outstanding Term Loan B-2 amounts. We accounted for the issuance of Term Loan B-3 and subsequent repayment of Term Loan B-2 as a partial debt modification, as a significant number of Term Loan B-2 investors reinvested in Term Loan B-3, and the change in the present value of future cash flows between Term Loan B-2 and Term Loan B-3 was less than 10%. Under debt modification accounting, $3.6 million in unamortized debt issuance costs related to Term Loan B-2 investors who reinvested in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. In addition, $0.1 million in Term Loan B-3 debt issuance costs, related to new investors in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. Debt issuance costs of $1.0 million relating to the issuance of Term Loan B-3 to Term Loan B-2 investors, have been recorded as debt modification expenses for the three months ended June 30, 2013. In addition, during the three months ended June 30, 2013, we realized a loss on debt redemption of $2.8 million related to writing off the unamortized Term Loan B-2 debt issuance costs related to investors who did not reinvest in Term Loan B-3 and the unamortized debt discount on Term Loan B-2.
On March 29, 2012, we borrowed $800 million consisting of (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”) (see Note 5 to the Condensed Consolidated Financial Statements). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. We accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors have been recorded as debt modification expenses for the three months ended March 31, 2012. In addition, during the first quarter of 2012, we realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt issuance costs related to investors who did not reinvest in Term Loan B-2 and the unamortized debt discount on Term Loan B-1.

Gain (Loss) on Interest Rate Swaps and Caps, Net
We have not designated any of our interest rate swaps, caps or foreign currency collars as hedges and therefore record the changes in fair value of these instruments in our Condensed Consolidated Statements of Operations (see Note 7 to the Condensed Consolidated Financial Statements). Gain on interest rate swaps and caps, net for the three and six months ended June 30, 2013, is primarily due to a increase in the fair value of our swaps under which we have agreed to pay a fixed rate and receive a floating rate, as there has been a increase in future expected LIBOR rates. Loss on interest rate swaps and caps, net for the three and six months ended June 30, 2012, is primarily due to a decrease in the fair value of our swaps under which we have agreed to pay a fixed rate and receive a floating rate, as there was a decrease in future expected LIBOR rates.

Income Taxes
We recorded income tax expense from continuing operations for the three and six months ended June 30, 2013, of $2.8 million and $2.1 million, respectively, which primarily consists of foreign withholding taxes, foreign income taxes and state income taxes. The six months ended June 30, 2013, also benefited from a reduction in our deferred tax asset valuation allowance resulting from our acquisition of IntegralReach. The acquisition resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed us to reduce our pre-acquisition valuation allowance. The change in our pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting and has been credited to income tax expense.

    We recorded income tax expense from continuing operations for the three and six months ended June 30, 2012, of $1.8 million and $6.4 million, respectively, which were impacted by a U.S. loss for which no tax benefit was recorded. A discrete tax expense of $4.8 million was recorded for the six months ended June 30, 2012, as a result of the net increase in valuation allowance on the Company's deferred tax assets resulting from the sale of the Roxio Consumer Software business and the acquisition of Snapstick.
Discontinued Operations
Discontinued operations for the three and six months ended June 30, 2013, includes the Rovi Entertainment Store business, the Consumer Web business, expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold and expenses we recorded for indemnification claims related to the Company’s previous software business which included the FLEXnet, InstallShield and AdminStudio software tools which were disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements). The loss from discontinued operations for the three months ended June 30, 2013, is primarily due to recording a $57.1 million impairment charge to the assets of the Rovi Entertainment Store business and recording a $6.8 million impairment charge to the goodwill and intangible assets of the Consumer Web business. The loss from discontinued operations for the six months ended June 30, 2013, is primarily due to recording a $73.1 million impairment charge to the assets of the Rovi Entertainment Store business and recording a $6.8 million impairment charge to the goodwill and intangible assets of the Consumer Web business. (see Note 4 to the Condensed Consolidated Financial Statements).
Discontinued operations for the three and six months ended June 30, 2012, includes the Rovi Entertainment Store business, the Consumer Web business, the Roxio Consumer Software business and expenses we recorded for indemnification claims related to the Company’s previous software business which were disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).
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

There have been no significant changes in our critical accounting policies during the three months ended June 30, 2013, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by the operating activities of our continuing operations increased to $112.1 million for the six months ended June 30, 2013, from $93.4 million in the same period in the prior year. This increase was primarily due to the prior year including a significant increase in working capital which decreased cash provided by the operating activities of our continuing operations. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2012 Annual Report on Form 10-K.
Net cash provided by investing activities from continuing operations was $39.8 million for the six months ended June 30, 2013, as compared to net cash used in investing activities from continuing operations of $203.9 million in the same period in the prior year. The six months ended June 30, 2013, included $57.0 million in net marketable securities sales partially offset by $7.2 million in capital expenditures and $10.0 million used for the acquisition of IntegralReach. Included in 2012 investing activities was $189.4 million in net marketable securities purchases, the $20.0 million purchase of Snapstick and $7.9 million in capital expenditures, partially offset by $13.5 million in proceeds from the sale of the Roxio Consumer Software business. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $17.0 million and $22.0 million for the full year in 2013.
Net cash used in financing activities from continuing operations was $207.1 million for the six months ended June 30, 2013, as compared to net cash provided by financing activities from continuing operations of $416.9 million in the same period in the prior year. During the six months ended June 30, 2013, we made $647.8 million in debt principal payments and repurchased $107.1 million of our common stock. These uses of cash were partially offset by us issuing $540.0 million in debt ($537.5 million, net of issuance costs and discounts) and receiving $10.3 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the six months ended June 30, 2012, we borrowed an additional $800 million ($788.5 million, net of issuance costs and discounts) under our Amended and Restated Credit Facility described below. In addition, we received $11.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. These receipts were partially offset by using $297.8 million to pay off the preexisting Term Loan B-1 under our Initial Credit Agreement described below, $23.9 million to make mandatory payments on our term loans and the repurchase of $62.1 million of our common stock.
As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of June 30, 2013, $291.0 million par value of the 2040 Convertible Notes remain outstanding.
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
On February 7, 2011, the Company and certain subsidiaries, as borrowers or guarantors entered into a credit agreement (the "Initial Credit Agreement"), pursuant to which we jointly borrowed $750 million. The Initial Credit Agreement provided for a 5-year $450 million term loan (“Term Loan A-1”) and a 7-year $300 million term loan (“Term Loan B-1”). The term loans are secured by substantially all of our assets. On March 29, 2012, the Initial Credit Agreement was amended and restated (the "Amended and Restated Credit Agreement") to provide for two new tranches of term loans totaling $800 million: (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. The Term Loan A-1 and Term Loan A-2 require annual amortization payments and mature on February 7, 2016 and March 29, 2017, respectively. On April 9, 2013, the Company entered into a Refinancing Amendment and Joinder Agreement (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement, dated as of February 7, 2011, as amended and restated as of March 29, 2012, as further amended pursuant to that certain Amendment No. 1 dated as of February 13, 2013. The Refinancing Amendment provides for a new tranche of term loans ("Term Loan B-3") in the aggregate principal amount of $540.0 million. Term Loan B-3 matures on March 29, 2019. The Company used the proceeds from Term Loan B-3 to refinance in full at a lower interest rate all outstanding Term Loan B-2 amounts.

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Company and its subsidiaries to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. As of June 30, 2013, Term Loan A-1, Term Loan A-2 and Term Loan B-3 carrying values were $375.3 million, $199.2 million and $537.4 million, net of discount, respectively.
In May 2011, our Board of Directors authorized the repurchase of up to $300.0 million of debt outstanding. As of June 30, 2013, we had $210.1 million remaining under our existing debt repurchase authorization.
In November 2011, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. During the six months ended June 30, 2013, we repurchased 5.0 million shares of our common stock for $107.1 million and as of June 30, 2013, had $115.8 million remaining under our existing stock repurchase program.
As of June 30, 2013, we had $211.5 million in cash and cash equivalents, $501.8 million in short-term investments and $121.4 million in long-term marketable securities. Of these amounts, $271.3 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with only a minimal tax impact. We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.
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
Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $795.0 million as of June 30, 2013. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At June 30, 2013, the fair value of our auction rate securities portfolio totaled approximately $14.5 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for several years due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $2.1 million decrease in the fair value of our fixed income available-for-sale securities as of June 30, 2013.
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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of its equity securities during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2013 to April 30, 2013	764,565	$21.51	764,565	$164.4
May 1, 2013 to May 31, 2013	1,172,000	$24.13	1,172,000	$136.1
June 1, 2013 to June 30, 2013	818,000	$24.80	818,000	$115.8
Total	2,754,565		2,754,565

(1)	In November 2011, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's common stock. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01
Refinancing Amendment and Joinder Agreement, dated as of April 9, 2013, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, Rovi, the subsidiary guarantors, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
		8-K	4/11/13	000-53413
10.02	2008 Equity Incentive Plan, as amended.	8-K	4/30/13	000-53413
31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Document				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	July 31, 2013	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:	July 31, 2013	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer