Form 10-Q
period 2013-09-30
Rovi Corp
filed 2013-10-30
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2013
Common stock, $0.001 par value	102,190,969

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$196,591	$285,352
Short-term investments	494,777	577,988
Trade accounts receivable, net	102,607	106,018
Taxes receivable	16,500	9,237
Deferred tax assets, net	20,707	20,373
Prepaid expenses and other current assets	18,842	26,786
Assets held for sale	—	76,852
Total current assets	850,024	1,102,606
Long-term marketable investment securities	169,073	104,893
Property and equipment, net	31,498	32,791
Finite-lived intangible assets, net	612,162	689,494
Other assets	19,650	23,862
Goodwill	1,348,058	1,341,035
Total assets	$3,030,465	$3,294,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,425	$94,830
Deferred revenue	16,344	16,152
Current portion of long-term debt	32,632	106,407
Liabilities held for sale	—	11,053
Total current liabilities	138,401	228,442
Taxes payable, less current portion	44,173	50,800
Long-term debt, less current portion	1,350,077	1,373,818
Deferred revenue, less current portion	3,583	3,921
Long-term deferred tax liabilities, net	42,258	41,596
Other non current liabilities	16,017	8,683
Total liabilities	1,594,509	1,707,260
Stockholders’ equity:
Common stock	129	125
Treasury stock	(741,694)	(634,571)
Additional paid-in capital	2,265,546	2,196,567
Accumulated other comprehensive loss	(3,419)	(1,375)
Retained (deficit) earnings	(84,606)	26,675
Total stockholders’ equity	1,435,956	1,587,421
Total liabilities and stockholders’ equity	$3,030,465	$3,294,681

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$142,958	$163,679	$442,840	$487,798
Costs and expenses:
Cost of revenues	22,598	27,812	76,204	79,888
Research and development	33,047	33,589	102,816	107,779
Selling, general and administrative	41,129	37,469	124,906	118,311
Depreciation	4,196	5,303	12,753	15,370
Amortization of intangible assets	24,052	25,245	72,246	74,792
Restructuring and asset impairment charges	5,705	3,176	7,724	4,548
Total costs and expenses	130,727	132,594	396,649	400,688
Operating income from continuing operations	12,231	31,085	46,191	87,110
Interest expense	(15,102)	(16,654)	(46,286)	(45,207)
Interest income and other, net	639	1,628	2,327	3,425
Debt modification expense	—	—	(1,351)	(4,496)
(Loss) gain on interest rate swaps and caps, net	(4,206)	(4,242)	2,239	(10,654)
Loss on debt redemption	—	—	(2,761)	(1,758)
(Loss) income from continuing operations before income taxes	(6,438)	11,817	359	28,420
Income tax (benefit) expense	(13,930)	13,708	(11,791)	20,085
Income (loss) from continuing operations, net of tax	7,492	(1,891)	12,150	8,335
Discontinued operations, net of tax	(18,966)	(11,436)	(123,431)	(44,820)
Net loss	$(11,474)	$(13,327)	$(111,281)	$(36,485)
Basic earnings per share:
Basic income (loss) per share from continuing operations	$0.08	$(0.02)	$0.12	$0.08
Basic loss per share from discontinued operations	(0.20)	(0.11)	(1.25)	(0.42)
Basic net loss per share	$(0.12)	$(0.13)	$(1.13)	$(0.34)
Shares used in computing basic net earnings per share	97,674	103,307	98,821	105,948
Diluted earnings per share:
Diluted income (loss) per share from continuing operations	$0.08	$(0.02)	$0.12	$0.08
Diluted loss per share from discontinued operations	(0.20)	(0.11)	(1.24)	(0.42)
Diluted net loss per share	$(0.12)	$(0.13)	$(1.12)	$(0.34)
Shares used in computing diluted net earnings per share	98,434	103,307	99,537	106,351

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(11,474)	$(13,327)	$(111,281)	$(36,485)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	462	767	(2,324)	390
Unrealized gains on investments, net	357	365	280	132
Other comprehensive income (loss)	819	1,132	(2,044)	522
Comprehensive loss	$(10,655)	$(12,195)	$(113,325)	$(35,963)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(111,281)	$(36,485)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	123,431	44,820
Change in fair value of interest rate swaps and caps, net of premium	4,260	20,232
Depreciation	12,753	15,370
Amortization of intangible assets	72,246	74,792
Asset impairment charges	4,075	—
Debt modification expense	1,351	4,496
Amortization of note issuance costs and convertible note discount	12,763	11,798
Equity-based compensation	47,401	46,851
Loss on debt redemption	2,761	1,758
Deferred taxes	(2,488)	(1,141)
Other, net	6,989	6,372
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	2,583	(7,974)
Deferred revenue	(146)	1,871
Prepaid expenses, other current assets, and other assets	8,549	(21,328)
Income taxes	(13,890)	1,526
Accounts payable, accrued expenses, and other long-term liabilities	(11,329)	(14,440)
Net cash provided by operating activities of continuing operations	160,028	148,518
Net cash used in operating activities of discontinued operations	(35,159)	(33,318)
Net cash provided by operating activities	124,869	115,200
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(629,945)	(602,315)
Sales or maturities of long and short-term marketable investments	648,192	326,653
Proceeds from sale of business	1,000	13,500
Payment to Rovi Entertainment Store buyer	(8,500)	—
Purchases of property and equipment	(11,479)	(9,771)
Payments for acquisition, net of cash acquired	(10,000)	(19,989)
Other investing, net	(79)	(93)
Net cash used in investing activities of continuing operations	(10,811)	(292,015)
Net cash used in investing activities of discontinued operations	(1,045)	(5,173)
Net cash used in investing activities	(11,856)	(297,188)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(649,142)	(323,175)
Purchase of treasury stock	(107,123)	(152,092)
Proceeds from issuance of debt, net of issuance costs	537,524	788,532
Excess tax benefits associated with equity plans	—	228
Proceeds from exercise of options and employee stock purchase plan	18,280	15,151
Net cash (used in) provided by financing activities of continuing operations	(200,461)	328,644
Net cash used in financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(200,461)	328,644
Effect of exchange rate changes on cash	(1,313)	560
Net (decrease) increase in cash and cash equivalents	(88,761)	147,216
Cash and cash equivalents at beginning of period	285,352	136,780
Cash and cash equivalents at end of period	$196,591	$283,996
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

NOTE 4 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 15, 2013, the Company sold its Consumer Website business, which includes the SideReel.com and allmusic.com sites, among others, for $1.0 million. The Company has recorded the operations and cash flows of the Consumer Website business as discontinued operations for all periods presented.

On September 1, 2013, the Company sold its Rovi Entertainment Store business. Additionally, the Company agreed to transfer $8.5 million to the buyer and the Company received a $2.0 million unsecured note payable from the buyer. The Company has recorded the operations and cash flows of the Rovi Entertainment Store business as discontinued operations for all periods presented.

On February 1, 2012, the Company sold its Roxio Consumer Software business for approximately $17.5 million. The results of operations and cash flows of the Roxio Consumer Software business have been reclassified to discontinued operations for all periods presented.

The assets and liabilities attributable to the Company's Rovi Entertainment Store business unit classified in the Condensed Consolidated Balance Sheet as held for sale at December 31, 2012, consist of the following (in thousands):

December 31, 2012
Trade accounts receivable, net	$8,746
Prepaid and other assets	1,255
Property and equipment, net	6,637
Intangible assets	23,246
Goodwill	36,941
Other long-term assets	27
Accounts payable and other liabilities	(8,013)
Deferred revenue	(3,040)
Total net (liabilities) assets held for sale	$65,799

During the nine months ended September 30, 2013, the Company recorded $0.5 million in expenses related to indemnification for IP infringement claims relating to the Company's previous software business which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008. During the three and nine months ended September 30, 2012, the Company recorded $0.3 million and $2.1 million in expenses related to indemnification for IP infringement claims relating to this previous software business.
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue:
Roxio Consumer Software	$—	$—	$—	$5,295
Rovi Entertainment Store	1,974	3,977	9,367	9,260
Consumer Website	600	1,918	3,281	5,824
Pre-tax loss from operations:
Previous Software	$(30)	$(281)	$(523)	$(2,111)
Roxio Consumer Software (1)	—	—	(3,250)	(449)
Rovi Entertainment Store (2)	(8,874)	(11,235)	(99,639)	(34,677)
Consumer Website (3)	(635)	(923)	(10,601)	(2,877)
Pre-tax (loss) gain on disposal of business units	(9,564)	1,032	(9,561)	1,395
Income tax benefit (expense) (4)	137	(29)	143	(6,101)
Loss from discontinued operations, net of tax	$(18,966)	$(11,436)	$(123,431)	$(44,820)

(1) Roxio Consumer Software pre-tax loss for the nine months ended September 30, 2013, includes $3.3 million in expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold.

(2) Rovi Entertainment Store pre-tax loss for the nine months ended September 30, 2013, includes $73.1 million in asset impairment charges.

(3) Consumer Website pre-tax loss for the nine months ended September 30, 2013, includes $6.8 million in goodwill and intangible asset impairment charges.

(4) The income tax expense recorded in discontinued operations for the nine months ended September 30, 2012, is primarily the result of establishing a deferred tax liability to reflect the disposal of tax basis goodwill in the Roxio Consumer Software business which was sold in the first quarter of 2012.

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
As of September 30, 2013 and December 31, 2012, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of September 30, 2013 and December 31, 2012, the unamortized discount on the 2040 Convertible Notes was $19.2 million and $28.8 million, respectively, resulting in a carrying amount of $271.8 million and $262.2 million, respectively. During the three and nine months ended September 30, 2013, the Company recorded $3.3 million and $9.6 million of interest expense, respectively for the 2040 Convertible Notes related to the amortization of the discount. During the three and nine months ended September 30, 2012, the Company recorded $3.0 million and $8.9 million of interest expense, respectively for the 2040 Convertible Notes related to the amortization of the discount.
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
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Company and its subsidiaries to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. As of September 30, 2013, the carrying values of Term Loan A-1, Term Loan A-2 and Term Loan B-3 were $375.5 million, $199.3 million and $536.1 million, net of discount, respectively.
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
Debt Repurchase Program
In connection with the issuance of Term Loan B-3, the Company's Board of Directors authorized the repurchase of the $540.0 million remaining balance of Term Loan B-2. In connection with the issuance of Term Loan A-2 and Term Loan B-2, the Company's Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. These repurchase authorizations were in addition to the May 2011 authorization to repurchase up to $300.0 million of debt outstanding. During the nine months ended September 30, 2013, the Company did not repurchase any debt under the May 2011 authorization. As of September 30, 2013, the Company had $210.1 million remaining under its existing debt repurchase authorization.

The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of September 30, 2013:

	Carrying Value	Par Value
Term Loan A-1	$375,476	$376,696
Term Loan A-2	199,301	199,974
Term Loan B-3	536,086	537,335
2040 Convertible Notes	271,846	290,990
	$1,382,709	$1,404,995

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of September 30, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$39,414	$—	$—	$39,414
Cash equivalents - Money markets	153,677	—	—	153,677
Cash equivalents - Corporate debt securities	3,500	—	—	3,500
Total cash and cash equivalents	$196,591	$—	$—	$196,591
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(936)	$14,664
Corporate debt securities	231,838	102	(164)	231,776
Foreign government obligations	18,128	—	(23)	18,105
U.S. Treasury/Agencies	399,180	140	(15)	399,305
Total available-for-sale investments	$664,746	$242	$(1,138)	$663,850
Total cash, cash equivalents and investments				$860,441

The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$51,629	$—	$—	$51,629
Cash equivalents - Money markets	212,123	—	—	212,123
Cash equivalents - Corporate debt securities	21,600	—	—	21,600
Total cash and cash equivalents	$285,352	$—	$—	$285,352
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,413)	$14,287
Corporate debt securities	365,268	196	(100)	365,364
Foreign government obligations	20,745	19	(1)	20,763
U.S. Treasury/Agencies	282,412	75	(20)	282,467
Total available-for-sale investments	$684,125	$290	$(1,534)	$682,881
Total cash, cash equivalents and investments				$968,233
As of September 30, 2013, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$498,276
Due in 1-2 years	154,410
Due in 2-3 years	—
Due in greater than 3 years	14,664
Total	$667,350

Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at September 30, 2013 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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
The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended September 30, 2013 and 2012, the Company recorded a loss of $4.2 million and loss of $4.2 million, respectively, and during the nine months ended September 30, 2013 and 2012, the Company recorded a gain of $2.2 million and a loss of $10.7 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 8.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at September 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$153,677	$153,677	$—	$—
Corporate debt securities (2)	173,206	—	173,206	—
Foreign government obligations (3)	3,078	—	3,078	—
U.S. Treasuries / Agencies (3)	321,993	—	321,993	—
Non-Current Assets
Auction rate securities (4)	14,664	—	—	14,664
Corporate debt securities (4)	62,070	—	62,070	—
Foreign government obligations (4)	15,027	—	15,027	—
U.S. Treasuries / Agencies (4)	77,312	—	77,312	—
Total	$821,027	$153,677	$652,686	$14,664
Non-Current Liabilities
Interest rate swaps and caps (5)	$(8,029)	$—	$(8,029)	$—

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)
Includes $3.5 million included in cash and cash equivalents and $169.7 million included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in long-term marketable investment securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(5)
Included in other non current liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2013, the fair value of the Company's interest rate swaps and caps in an asset position was $18.2 million and the fair value in a liability position was $26.2 million. These amounts have been recorded on a net basis on the Company's balance sheet.

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

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$14,547	$14,054	$14,287	$14,314
Unrealized gain (loss) included in accumulated other comprehensive income	117	76	477	(184)
Settlements	—	—	(100)	—
Balance at end of period	$14,664	$14,130	$14,664	$14,130

The fair value of the Company’s outstanding debt at September 30, 2013 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$375,476	$375,754
Term Loan A-2	199,301	198,974
Term Loan B-3	536,086	532,660
2040 Convertible Notes (1)	271,846	294,540
	$1,382,709

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

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
As of September 30, 2013, the Company had a total of 20.9 million shares reserved and 9.0 million shares available for issuance under the 2008 Plan.
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

Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of September 30, 2013, the number of restricted stock awards outstanding and unvested was 4.0 million, which includes 1.0 million shares of performance based restricted stock awards. The vesting of these performance shares is primarily contingent upon meeting defined levels of achievement of financial results. As of September 30, 2013, the number of restricted stock units outstanding and unvested was 0.3 million.
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
As of September 30, 2013, the Company had reserved, and available for future issuance, 3.5 million shares of common stock under the ESPP.
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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Option Plans:
Dividends	0%	0%	0%	0%
Expected term	4.0 years	4.0 years	4.0 years	4.5 years
Risk free interest rate	1.0%	0.5%	0.6%	0.7%
Volatility rate	48%	52%	47%	47%
ESPP Plan:
Dividends	0%	0%	0%	0%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.2%	0.2%	0.2%	0.3%
Volatility rate	44%	62%	47%	56%

The weighted average per share fair value of equity-based awards are as follows:
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average fair value:
Option grants	$7.75	$6.46	$7.61	$10.74
Employee purchase share rights	$6.60	$2.61	$6.38	$4.41
Restricted stock award grants	$21.37	$17.25	$18.35	$30.19

As of September 30, 2013, there was $96.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees in our continuing operations. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.8 years.
The total intrinsic value of options exercised, during the three and nine months ended September 30, 2013 was $0.2 million and $1.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2012	$1,341,035
Acquisitions	8,149
Changes due to foreign currency exchange rates and other	(761)
Reclassified to assets held for sale	(365)
Goodwill, net at September 30, 2013	$1,348,058
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
The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$893,371	$(391,153)	$502,218
Existing contracts and customer relationships	139,124	(60,884)	78,240
Content databases and other	56,864	(33,430)	23,434
Trademarks / Tradenames	19,500	(11,230)	8,270
	$1,108,859	$(496,697)	$612,162
	December 31, 2012
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,571	$(339,966)	$555,605
Existing contracts and customer relationships	146,524	(54,512)	92,012
Content databases and other	57,234	(29,204)	28,030
Trademarks / Tradenames	25,300	(11,453)	13,847
	$1,124,629	$(435,135)	$689,494

As of September 30, 2013, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2013	$23,680
2014	91,519
2015	85,630
2016	83,307
2017	82,247
Thereafter	245,779
Total amortization expense	$612,162

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2013 Restructuring Actions
During 2013, the Company continued the review of its operations that began in the third quarter of 2012 (see below). As a result of this analysis, the Company has taken additional cost reduction actions, which have resulted in a restructuring charge of $5.7 million during the three months ended September 30, 2013. This restructuring charge included $3.7 million in asset impairment charges and $2.0 million in stock compensation expense due to the contractual acceleration of the vesting of restricted stock of certain employees who are no longer with the Company. During the nine months ended September 30, 2013, the Company recorded restructuring charges of $7.7 million, which included $0.9 million in severance charges, $0.7 million to accrue for the present value of lease payments for abandoned office space, $4.1 million in asset impairment charges and $2.0 million in stock compensation expense due to the contractual acceleration of the vesting of restricted stock of certain employees who are no longer with the Company. As of September 30, 2013, $0.1 million of severance costs and $0.6 million in future lease payments for abandoned office space remain unpaid.
Q3 2012 Restructuring Action
During the third quarter of 2012, the Company reviewed its costs in order to reduce and more efficiently manage its operating expenses. As a result of this analysis, the Company has taken cost reduction actions, which have resulted in a restructuring charge of $4.5 million being recorded during the three months ended September 30, 2012. Of this restructuring charge $3.2 million relate to our continuing operations and $1.3 million relate to discontinued operations. As of September 30, 2013, $0.2 million of severance costs remain unpaid.
Q1 2012 Restructuring Action

In connection with a review of the Company's operations, the Company reorganized certain parts of its sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012, all of which have been paid.
Sonic Acquisition Restructuring Plan
In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. During the first quarter of 2012, the Company recorded an additional $0.6 million in restructuring charges to its continuing operations, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space. As of September 30, 2013, all of the Sonic acquisition restructuring costs have been paid.
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

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	4,114	4,914	3,987	4,377
Restricted stock	1,540	3,207	1,673	2,596
Convertible notes (1)	6,144	6,144	6,144	6,144
Total weighted average potential common shares excluded from diluted net earnings per share	11,798	14,265	11,804	13,117

(1)	See Note 5 for additional details.

In addition, for the three months ended September 30, 2013 and 2012, the Company excluded 0.9 million and 0.2 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved as of September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the the Company excluded 0.8 million and 0.2 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved.

NOTE 13 – INCOME TAXES
The Company recorded income tax benefit from continuing operations for the three and nine months ended September 30, 2013, of $13.9 million and $11.8 million, respectively, which includes a $14.0 million benefit from releasing certain tax contingency reserves.
The Company recorded an income tax expense from continuing operations for the three and nine months ended September 30, 2012, of $13.7 million and $20.1 million, respectively, which were impacted by a U.S. loss for which no tax benefit was recorded. A discrete tax expense of $4.8 million was recorded for the nine months ended September 30, 2012, as a result of the net increase in valuation allowance on the Company's deferred tax assets resulting from the sale of the Roxio Consumer Software business and the acquisition of Snapstick.
During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement the Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. At September 30, 2013, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at September 30, 2013.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

NOTE 14 – STOCK REPURCHASE PROGRAM
In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of the Company’s common stock. During the nine months ended September 30, 2013, the Company repurchased 5.0 million shares of its common stock for $107.1 million. As of September 30, 2013, the Company had $115.8 million remaining under its existing stock repurchase program. As of September 30, 2013, treasury stock consisted of 26.4 million shares of common stock that had been repurchased, with a cost basis of approximately $741.7 million.

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

NOTE 16 – SUBSEQUENT EVENTS

On October 30, 2013, the Company announced that its Board of Directors has authorized a review of strategic alternatives for its DivX business. As a part of the review, the Company is evaluating a range of alternatives, including a potential sale of the DivX business.
In October 2013, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s common stock. This authorization includes the amounts which were outstanding under previously authorized stock repurchase programs.

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

	Three Months Ended September 30,
	2013	2012	Change $	Change %
Revenues:
Service providers	$82,011	$76,774	5,237	7%
CE discovery and advertising	26,521	27,847	(1,326)	(5)%
CE video delivery and display	19,890	44,686	(24,796)	(55)%
Other	14,536	14,372	164	1%
Total revenues	142,958	163,679	(20,721)	(13)%
Costs and expenses:
Cost of revenues	22,598	27,812	(5,214)	(19)%
Research and development	33,047	33,589	(542)	(2)%
Selling, general and administrative	41,129	37,469	3,660	10%
Depreciation	4,196	5,303	(1,107)	(21)%
Amortization of intangible assets	24,052	25,245	(1,193)	(5)%
Restructuring and asset impairment charges	5,705	3,176	2,529	80%
Total costs and expenses	130,727	132,594	(1,867)	(1)%
Operating income from continuing operations	12,231	31,085	(18,854)	(61)%
Interest expense	(15,102)	(16,654)	1,552	(9)%
Interest income and other, net	639	1,628	(989)	(61)%
Loss on interest rate swaps and caps, net	(4,206)	(4,242)	36	(1)%
(Loss) income from continuing operations before taxes	(6,438)	11,817	(18,255)	(154)%
Income tax (benefit) expense	(13,930)	13,708	(27,638)	(202)%
Income (loss) from continuing operations, net of tax	7,492	(1,891)	9,383	(496)%
Loss from discontinued operations, net of tax	(18,966)	(11,436)	(7,530)	66%
Net loss	$(11,474)	$(13,327)	1,853	(14)%

	Nine Months Ended September 30,
	2013	2012	Change $	Change %
Revenues:
Service providers	$244,326	$229,829	14,497	6%
CE discovery and advertising	91,045	97,907	(6,862)	(7)%
CE video delivery and display	62,153	115,136	(52,983)	(46)%
Other	45,316	44,926	390	1%
Total revenues	442,840	487,798	(44,958)	(9)%
Costs and expenses:
Cost of revenues	76,204	79,888	(3,684)	(5)%
Research and development	102,816	107,779	(4,963)	(5)%
Selling, general and administrative	124,906	118,311	6,595	6%
Depreciation	12,753	15,370	(2,617)	(17)%
Amortization of intangible assets	72,246	74,792	(2,546)	(3)%
Restructuring and asset impairment charges	7,724	4,548	3,176	70%
Total costs and expenses	396,649	400,688	(4,039)	(1)%
Operating income from continuing operations	46,191	87,110	(40,919)	(47)%
Interest expense	(46,286)	(45,207)	(1,079)	2%
Interest income and other, net	2,327	3,425	(1,098)	(32)%
Debt modification expense	(1,351)	(4,496)	3,145	(70)%
Gain (loss) on interest rate swaps and caps, net	2,239	(10,654)	12,893	(121)%
Loss on debt redemption	(2,761)	(1,758)	(1,003)	57%
Income from continuing operations before taxes	359	28,420	(28,061)	(99)%
Income tax (benefit) expense	(11,791)	20,085	(31,876)	(159)%
Income from continuing operations, net of tax	12,150	8,335	3,815	46%
Loss from discontinued operations, net of tax	(123,431)	(44,820)	(78,611)	175%
Net loss	$(111,281)	$(36,485)	(74,796)	205%
Service Providers Revenue
For the three months ended September 30, 2013, revenue from service providers increased by 7%, compared to the same period in the prior year. For the nine months ended September 30, 2013, revenue from service providers increased by 6%, compared to the same period in the prior year. These increases were primarily due to an increase in IPG patent and product revenues which benefited from new IPG patent agreements in the Online and Mobile fields of use and continued digital subscriber growth. We expect revenue from licensing our IPG products and patents to continue to grow in the future from licensing additional solutions, from increased international licensing, from increased licensing to our existing customers to broaden their licenses into the Online and Mobile fields of use, from continued digital subscriber growth and from increased advertising revenue.
CE Discovery and Advertising Revenue
For the three months ended September 30, 2013, revenue from CE discovery and advertising decreased by 5% compared to the same period in the prior year. This decrease was primarily due to a decline in the number of units shipped by our licensees that incorporated our CE IPG product. For the nine months ended September 30, 2013, revenue from CE discovery and advertising decreased by 7% compared to the same period in the prior year. This decrease was primarily due to a decrease in CE IPG patent revenue driven by a decrease in revenue from license agreements that included catch-up payments to make us whole for the pre-license period of use, entered into this year versus the same period in the prior year. Also contributing to the decrease was a decline in the number of units shipped by our licensees that incorporated our CE IPG product. We expect revenue from licensing our IPG patents to increase in the future as we enter into renewals with existing customers and get a previously licensed CE manufacturer back under license.
CE Video Delivery and Display Revenue
For the three months ended September 30, 2013, revenue decreased by 55% compared to the same period in the prior year. For the nine months ended September 30, 2013, revenue decreased by 46% compared to the same period in the prior year.

These decreases were primarily due to a significant decrease in DivX product revenue due to the prior year periods including more revenue from license agreements which allow certain of our licensees to incorporate certain legacy DivX profiles in specified legacy device types in perpetuity. Also contributing to the decrease was a decline in units shipped that included our DivX technology by our licensees that pay us on a per unit basis and decrease in revenue from our connected platform product and ACP technology. In 2013, we believe CE video delivery and display revenue will decrease by approximately 45%, as compared to 2012, due to declines in DivX product sales, the anticipated continuing decline in ACP sales and discontinuing sales of our connected platform product. Several significant DivX customer contracts will come up for renewal in 2013. DivX revenue in 2013 and beyond will be impacted by the terms under which customers agree to renew such contracts.
Other Revenue
For the three and nine months ended September 30, 2013, other revenue increased compared to the same periods in the prior year primarily due to an increase in data revenue driven by new deals signed in 2013, partially offset by a decline in content protection revenue from entertainment companies.
Cost of Revenues
For the three and nine months ended September 30, 2013, cost of revenues decreased compared to the same periods in the prior year primarily due to a decrease in patent litigation expenses.
Research and Development
For the three and nine months ended September 30, 2013, research and development expenses decreased compared to the same periods in the prior year primarily due to a decrease in employee related costs due to the restructuring actions the Company undertook to more efficiently manage its operating expenses (see Note 11 to the Condensed Consolidated Financial Statements).
Selling, General and Administrative
For the three and nine months ended September 30, 2013, selling, general and administrative expenses increased compared to the same period in the prior year primarily due to an increase in consulting costs and corporate legal expenses.
Amortization of Intangible Assets
For the three and nine months ended September 30, 2013, amortization of intangible assets decreased compared to the same periods in the prior year primarily due to a decrease in amortization related to the customer relationship intangible assets acquired in the Sonic acquisition. The acquired Sonic customer relationship intangible assets are being amortized based on the proportion of the expected future cash flow generated by the assets in each year to the total future cash flow expected to be generated by the asset. As the expected cash flows decline over time, the amortization is also decreasing.
Restructuring and Asset Impairment Charges

During 2013, we continued the review of our operations that began in the third quarter of 2012 (see Note 11 to the Condensed Consolidated Financial Statements). As a result of this analysis, we have taken additional cost reduction actions, which have resulted in a restructuring charge of $5.7 million during the three months ended September 30, 2013. This restructuring charge included $3.7 million in asset impairment charges and $2.0 million in stock compensation expense due to the contractual acceleration of the vesting of restricted stock of certain employees who are no longer with the Company. During the nine months ended September 30, 2013, we recorded restructuring charges of $7.7 million, which included $0.9 million in severance charges, $0.7 million to accrue for the present value of lease payments for abandoned office space, $4.1 million in asset impairment charges and $2.0 million in stock compensation expense due to the contractual acceleration of the vesting of restricted stock of certain employees who are no longer with the Company.

During the third quarter of 2012, we reviewed our costs in order to reduce and more efficiently manage our operating expenses. As a result of this analysis, we have taken cost reduction actions, which have resulted in a restructuring charge of $3.2 million related to our continuing operations.

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
Interest Expense
For the three months ended September 30, 2013, interest expense decreased 9% compared to the same period in the prior year. This decrease was primarily due to a decrease in average debt outstanding and a decrease in our average interest rate paid. For the nine months ended September 30, 2013, interest expense increased as compared to the same period in the prior year primarily due to an increase in the average debt outstanding.
Interest Income and Other, Net
For the three months ended September 30, 2013, interest income and other, net decreased as compared to the same period in the prior year primarily due to a decrease in income from our Japanese joint venture and a decrease in foreign exchange gains in the current year. For the nine months ended September 30, 2013, interest income and other, net decreased as compared to the same period in the prior year primarily due to a decrease in income from our Japanese joint venture.
Loss on Debt Redemption and Debt Modification Expense
On April 9, 2013, we entered into a Refinancing Amendment and Joinder Agreement (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement. The Refinancing Amendment provides for a new tranche of term loans ("Term Loan B-3") in the aggregate principal amount of $540.0 million. We used the proceeds from Term Loan B-3 to refinance in full all outstanding Term Loan B-2 amounts. We accounted for the issuance of Term Loan B-3 and subsequent repayment of Term Loan B-2 as a partial debt modification, as a significant number of Term Loan B-2 investors reinvested in Term Loan B-3, and the change in the present value of future cash flows between Term Loan B-2 and Term Loan B-3 was less than 10%. Under debt modification accounting, $3.6 million in unamortized debt issuance costs related to Term Loan B-2 investors who reinvested in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. In addition, $0.1 million in Term Loan B-3 debt issuance costs, related to new investors in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. Debt issuance costs of $1.0 million relating to the issuance of Term Loan B-3 to Term Loan B-2 investors, have been recorded as debt modification expenses for the three months ended June 30, 2013. In addition, during the three months ended June 30, 2013, we realized a $2.8 million loss on debt redemption related to writing off the unamortized Term Loan B-2 debt issuance costs related to investors who did not reinvest in Term Loan B-3 and the unamortized debt discount on Term Loan B-2.
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

Gain (Loss) on Interest Rate Swaps and Caps, Net
We have not designated any of our interest rate swaps or caps as hedges and therefore record the changes in fair value of these instruments in our Condensed Consolidated Statements of Operations (see Note 7 to the Condensed Consolidated Financial Statements). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating rate term loans to a fixed rate. As under the terms of these interest rate swaps we receive a floating rate and pay a fixed rate, when there is an increase in expected future LIBOR rates we will have a gain when marking our interest rate swaps to market. When there is a decrease in expected future LIBOR rates we will have a loss when marking our interest rate swaps to market.

Income Taxes

We recorded an income tax benefit from continuing operations for the three and nine months ended September 30, 2013, of $13.9 million and $11.8 million, respectively, which includes a $14.0 million benefit from releasing certain tax contingency reserves.
    We recorded income tax expense from continuing operations for the three and nine months ended September 30, 2012, of $13.7 million and $20.1 million, respectively, which were impacted by a U.S. loss for which no tax benefit was recorded. A discrete tax expense of $4.8 million was recorded for the nine months ended September 30, 2012, as a result of the net increase in valuation allowance on the Company's deferred tax assets resulting from the sale of the Roxio Consumer Software business and the acquisition of Snapstick.
Discontinued Operations
Discontinued operations in 2013 includes the Rovi Entertainment Store business, the Consumer Web business, expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold and expenses we recorded for indemnification claims related to the Company’s previous software business which included the FLEXnet, InstallShield and AdminStudio software tools which were disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements). The loss from discontinued operations for the three months ended September 30, 2013, is primarily due the loss on disposal of the Rovi Entertainment Store business, which was sold in September 2013. The loss from discontinued operations for the nine months ended September 30, 2013, is primarily due to recording a $73.1 million impairment charge to the assets of the Rovi Entertainment Store business and recording a $6.8 million impairment charge to the goodwill and intangible assets of the Consumer Web business as well the loss on disposal of the Rovi Entertainment Store. (see Note 4 to the Condensed Consolidated Financial Statements).
Discontinued operations in 2012 includes the Rovi Entertainment Store business, the Consumer Web business, the Roxio Consumer Software business and expenses we recorded for indemnification claims related to the Company’s previous software business which were disposed of in 2008 (see Note 4 to the Condensed Consolidated Financial Statements).
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

There have been no significant changes in our critical accounting policies during the three months ended September 30, 2013, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by the operating activities of our continuing operations increased to $160.0 million for the nine months ended September 30, 2013, from $148.5 million in the same period in the prior year. This increase was primarily due to the prior year including a significant increase in working capital which decreased cash provided by the operating activities of our continuing operations. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2012 Annual Report on Form 10-K.
Net cash used in investing activities from continuing operations was $10.8 million for the nine months ended September 30, 2013, as compared to net cash used in investing activities from continuing operations of $292.0 million in the same period in the prior year. The nine months ended September 30, 2013, included $11.5 million in capital expenditures and $10.0 million used for the acquisition of IntegralReach. Included in 2012 investing activities was $275.7 million in net marketable securities purchases, the $20.0 million purchase of Snapstick and $9.8 million in capital expenditures, partially offset by $13.5 million in proceeds from the sale of the Roxio Consumer Software business. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $16.0 million and $19.0 million for the full year in 2013.
Net cash used in financing activities from continuing operations was $200.5 million for the nine months ended September 30, 2013, as compared to net cash provided by financing activities from continuing operations of $328.6 million in the same period in the prior year. During the nine months ended September 30, 2013, we made $649.1 million in debt principal payments and repurchased $107.1 million of our common stock. These uses of cash were partially offset by us issuing $540.0 million in debt ($537.5 million, net of issuance costs and discounts) and receiving $18.3 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the nine months ended September 30, 2012, we borrowed $800 million ($788.5 million, net of issuance costs and discounts) under our Amended and Restated Credit Facility described below. In addition, we received $15.2 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. These receipts were partially offset by using $297.8 million to pay off the preexisting Term Loan B-1 under our Initial Credit Agreement described below, $25.4 million to make mandatory payments on our term loans and the repurchase of $152.1 million of our common stock.
As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of September 30, 2013, $291.0 million par value of the 2040 Convertible Notes remain outstanding.
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

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Company and its subsidiaries to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. As of September 30, 2013, Term Loan A-1, Term Loan A-2 and Term Loan B-3 carrying values were $375.5 million, $199.3 million and $536.1 million, net of discount, respectively.
In May 2011, our Board of Directors authorized the repurchase of up to $300.0 million of debt outstanding. As of September 30, 2013, we had $210.1 million remaining under our existing debt repurchase authorization.
In November 2011, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock. During the nine months ended September 30, 2013, we repurchased 5.0 million shares of our common stock for $107.1 million and as of September 30, 2013, had $115.8 million remaining under our existing stock repurchase program.
As of September 30, 2013, we had $196.6 million in cash and cash equivalents, $494.8 million in short-term investments and $169.1 million in long-term marketable securities. Of these amounts, $273.3 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with only a minimal tax impact. We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt requirements for the foreseeable future.
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
Fixed Income Investments: We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $821.0 million as of September 30, 2013. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At September 30, 2013, the fair value of our auction rate securities portfolio totaled approximately $14.7 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for several years due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $2.2 million decrease in the fair value of our fixed income available-for-sale securities as of September 30, 2013.
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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of its equity securities during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2013 to July 31, 2013	—		—	$115.8
August 1, 2013 to August 31, 2013	—		—	$115.8
September 1, 2013 to September 30, 2013	—		—	$115.8
Total	—		—

(1)	In November 2011, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's common stock. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended April 30, 2013**	S-8	7/31/2013	99.1
31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Document				X

** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	October 30, 2013	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:	October 30, 2013	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer