Form 10-K
period 2013-12-31
Rovi Corp
filed 2014-02-12
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1.4 billion as of June 30, 2013, based upon the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's Common Stock on February 7, 2014, was 98,498,645 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview
We are focused on powering the discovery and personalization of digital entertainment. We provide a broad set of integrated solutions that are embedded in our customers' products and services, connecting consumers with entertainment. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and our extensive database of "Metadata" (i.e. descriptive information, promotional images or other content that describe or relate to television shows, videos, movies, music, books, games or other entertainment content). We also offer advertising and analytics services.  Our advertising services are primarily sold in guides we provide or where a service provider allows us to sell advertising.  Our analytics services use our proprietary data and data we acquire to offer service providers and advertisers the opportunity to optimize their television advertising and promotional efforts. In addition to offering IPGs developed by us, our customers may also license our patents and deploy their own IPG or a third party IPG. We have patented many aspects of content discovery, DVR and VOD functionality, multi-screen functionality, as well as interactive applications and advertising.  We have historically licensed this portfolio for use with linear television broadcast.  However, there is an emerging industry transition to Internet platform technologies which is enabling new video services for television in homes as well as on multiple screens such as tablets and smartphones.  We believe this transition presents new opportunities to license our intellectual property portfolio for different use cases and to different customers, as well as to develop, market and sell products and services which enable such functionality. Building upon this, we are establishing broad industry relationships with the companies leading the next generation of digital entertainment.  Our strategy includes developing products and services that complement our intellectual property and address the opportunity presented by this industry transformation. Our solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.
Over the last two years we have taken steps to focus our efforts on providing discovery and advertising solutions to our business customers. In 2012 we disposed of our Roxio Consumer Software business and in 2013 we disposed of our Consumer Web business and Rovi Entertainment Store business. We also anticipate selling our DivX and MainConcept business in the first half of 2014. With the disposition of these businesses we will have exited our consumer facing businesses.
Industry Background
The entertainment media market is continuing its transformation. Content has moved from analog to digital, distribution has continued to shift from physical to online and now access to content and the overall entertainment experience is becoming distributed across many screens such as televisions, computers, tablets and smartphones. This unprecedented shift is impacting virtually every area of the entertainment value chain, from content creation and aggregation, to discovery and monetization. The expansion of network bandwidth, the increased availability of digital content and devices that allow people to enjoy digital content, and the increased mobility provided by tablets and smartphones are all helping to accelerate this market shift. As part of this change, consumers are demanding higher-quality digital content in many formats and places. They want to personalize how they can easily discover and access content (movies, music, photos and programming) and enjoy it when and where they want.

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
Rovi's Markets
We classify our revenues into the following categories (i) service providers (ii) CE and (iii) Other. See Note 15 to the Consolidated Financial Statements for information related to our revenue and long-lived assets by geographic areas.

Service Providers
Our service provider vertical generated 71%, 66% and 56% of our revenue from continuing operations in 2013, 2012 and 2011, respectively.
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
Our service provider licensees either deploy IPGs provided by the Company or, pursuant to an IPG patent license, their own IPG or a third party IPG. For service providers that deploy one of our IPGs, we also offer operational support, professional services and data. Our IPGs allow service providers to customize certain elements of the IPGs for their customers and also allow these providers to upgrade, over time, the features and services they can offer to their customers. Our service provider IPGs are compatible with service providers' subscription management, pay-per-view (“PPV”) and VOD services. Our IPGs allow service providers to provide their viewers with current and future program information. We currently offer IPGs marketed to service providers under the i-Guide and Passport brands.
Our xD guide is a discovery application that extends the cable video experience from set-top boxes to multiple mobile screens, including tablets and smartphones. Designed for seamless operation with Rovi's i-Guide, and Passport, xD makes extensive use of Rovi Cloud Services, such as video and celebrity data, search and recommendations, user profile management, and advertising services. xD has the flexibility to connect to a variety of mobile video content sources, increasing the flexibility for pay TV operators to extend and expand their available services to multiple web and mobile devices. With xD, consumers can also use their devices to set DVR recordings and tune to content. We have entered into xD licensee agreements with Armstrong, Bend Broadband, Blue Ridge, Buckeye, Canadian Cable System Alliance, Charter, Cogeco, Cable TV of East Alabama, Rogers, Setar Aruba and Source Cable.
Our IPG products also extend onto websites, allowing service providers to embed IPGs into their own websites, enabling remote recording capabilities and channel browsing from a standard web browser.
We also offer the Rovi DTA Guide. As cable operators continue to introduce high definition channels and plan for future services, placing digital terminal adapters (“DTAs”) in cable homes has become an important step to efficiently allocate bandwidth. The Rovi DTA Guide allows cable subscribers to enjoy the benefits of an IPG, even when using an analog television set. The Rovi DTA Guide includes such features as TV listing by time, program information, parental controls and more.
Traditional Pay TV service providers generally pay us a monthly per subscriber fee and have historically licensed our patent portfolio or IPG product for the television use case. As TV Everywhere initiatives are becoming more prevalent with service providers, we are sometimes entering into a second license with our service provider customers to cover the TV Everywhere use case. We also include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. We generally do not receive a license fee from manufacturers for set-top boxes deployed by a cable or satellite provider where that provider has also licensed our IPG technology. In addition, most of our service provider IPGs include advertising. Service providers who have a patent license from us are not required to provide advertising in their IPG. However, our agreements with domestic service providers generally require the sharing of advertising revenue if IPG advertising is integrated. Service providers in the online and OTT space generally pay us a flat fee to license our patents for a specified time period.
Our service provider customers include America Movil, British Sky Broadcasting Group, Canal+, Charter, Comcast Corporation (“Comcast”), Cox Communications, Cablevision, DirecTV, EchoStar Communications, Google, Hulu, Foxtel, Sky Deutschland, Sky Italia, Shaw Communications, Time Warner Cable, UPC, Verizon, Vudu and others. We also have license agreements with third party IPG providers such as Cisco subsidiaries and others. The majority of subscribers for which we are paid a license fee are receiving an IPG pursuant to a patent license between us and the service provider or third party IPG provider. Rovi provided IPGs are currently deployed by service providers in the United States, Canada and Latin America. As of December 31, 2013, approximately 174 million Pay TV subscribers worldwide are receiving a licensed or Rovi-provided IPG, including approximately 82 million internationally.

Rovi Advertising Service
In addition to selling advertising on Rovi provided IPGs, we also work with some service providers to sell or help them market advertising on a guide that they have developed and we work with service providers to package their subscriber footprint inventory into the overall inventory that we offer advertisers. Historically, we have primarily sold broadcasters, or their agencies, the opportunity to promote their products via advertisements inserted in IPGs. Our most recent guides also enable an advertisement for a specific television program to link directly to the TV channel in the IPG, directly promoting the programming or enabling consumers to set a recording or a reminder directly from the advertisement. We offer packages to advertisers to provide them nationwide or targeted advertising on a guide for a period of time. Advertisers place ads through a variety of display formats incorporated into the guide screens. Depending on the IPG deployed, advertisements can display additional text information or video when clicked on via the remote control. Advertisers can target specific audiences by airing advertising at certain times of the day or in specific geographies. We believe conventional advertisers are increasingly aware of the value proposition for advertisements inserted in IPGs and across our overall advertising footprint.
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
Rovi Analytics
The Rovi Audience Management Solution is a suite of products combining big data with predictive analytics to provide TV audience insights and advertising campaign management. Those products currently include Ad Optimizer and Promotion Optimizer. With Ad Optimizer, a component of the Rovi Audience Management Solution, TV networks and Pay TV providers can uncover more value from their audiences, increase ad revenue, increase the effectiveness of their ad inventory, and deliver results to help meet advertising campaign goals. The product combines advanced ad campaign management and media planning functionality into one platform, and features the ability to manage campaigns based on factors such as delivery goals, budget, viewing history and audience demographics. Ad Optimizer is designed to analyze past viewer behaviors and current campaign results to increase the value and performance of ad inventory across linear, VOD and TVE platforms. The Ad Optimizer can work with programmatic ad scheduling and management systems and can be managed through a browser-based dashboard. The Ad Optimizer is currently in field trials with a programmatic video ad exchange and is expected to be more widely available in North America in the first quarter of 2014.
Rovi Promotion Optimizer, based on the same platform and predictive analytics capabilities as the Ad Optimizer, provides television networks with advanced campaign management and media planning functionality for building and executing audience-based media plans. By having the capability to use past viewing data from multiple sources, Promotion Optimizer enables television networks to create plans for on-air promotions that are targeted to data rich audience segments. Rovi Promotion Optimizer is also in field trials with a major North America broadcast TV network.
Data Solutions
We offer Metadata pertaining to music, television, movie, book, video games and other entertainment content. In addition, we catalog information on celebrities, awards, sports, and other data necessary to provide a robust set of Metadata. Our television guidance information database includes unique data on more than 5.0 million TV programs and 0.6 million movies. Our database also has information on approximately 3.2 million music albums, 30 million tracks, 9 million books and 70,000 video games. Our data services are operated with systematic processes that are designed for completeness and quality of the data as well as linking the relationships among the data elements. The data services are broken into levels of data: basic data (such as artist, album), navigational data (such as relationships between actor and other movies or television series), and editorial data (such as actor biographies, television, movie or music reviews). We have continued to expand our data to include information from social networks, catalogs of digital providers and other sources.
Additionally, we license the Rovi Cloud Services to customers of our data. They can choose to gain real time access to the data via our Web Services or to incorporate additional functionality such as media search, recommendations (social, editorial, personalized) or enhanced advertising.
We provide resources for various types of media and businesses. Our television and movie data covers over 55 countries including the United States, Latin American countries, Western European countries and Russia among others. We license a number of data and service offerings, including schedules, listings, TV supplements, and Web Services. Our data can be sold stand-alone or as a complement to an IPG.

Customers typically pay us a monthly or quarterly fee for the rights to use the Metadata, receive regular updates and integrate it into their own service. Our music, movie and video game Metadata customers include Apple, Best Buy, Barnes and Noble, Comcast, eBay, Google, Facebook, Microsoft, MTV Networks and others.
CE
Our CE vertical generated 24%, 25% and 29% of our revenue from continuing operations in 2013, 2012 and 2011, respectively.
IPGs
We currently offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan and our HTML Guide in Europe and North America. These IPGs are generally incorporated into mid- to high-end flat panel televisions and Blu-ray or DVR hard drive recorder based products. Our IPGs generally deliver continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs. For our HTML Guide product line we have mostly moved from embedding our software technology into the CE device, to using web standards such as HTML and JavaScript to deliver the same functionality using our Rovi Cloud Services. This shift in technology makes our CE products easier to deploy and more compatible with the application architectures of today's connected televisions.
Our HTML guide expands guidance to content available beyond a traditional IPG. We believe our HTML guide allows CE manufacturers to increase customer satisfaction by offering simple and intuitive access to multiple content types: broadcast, premium and Internet-based / over-the-top video. In addition, our HTML guide enhances the consumer experience through our rich media television guidance information database, as well as with extended multimedia and increased personalization options. With search and recommendations technologies, our HTML guide helps consumers find favorites and discover new content, no matter if it comes from broadcast TV or is Internet-based / over-the-top. CE manufacturer can also choose to implement the Rovi Cloud Services that power our HTML guide, such as entertainment Metadata, search, recommendations, advertising, device management and user profiles to power their own IPGs. CE manufacturers can choose to implement the Rovi Cloud Services on their own, or contract with Rovi professional services to custom build a user interface or application unique to that customer.
Our CE IPG products also feature advertising. Some of our CE IPG product agreements require that we share a portion of this IPG advertising revenue with the CE manufacturer. CE manufacturers who have a patent license from us are not required to provide advertising in their IPG.
Our CE IPG licensees include devices distributed under the Apple, Hitachi, LG, Panasonic, Samsung, Sharp, Sony, Toshiba, Vizio and other brands. Generally, our agreements enable our licensees to incorporate our CE IPG technology or utilize our CE IPG patents in specified products, in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology or utilize our patents. Our agreements with most of the major CE manufacturers allow them to ship an unlimited number of units incorporating our CE IPG technology or utilizing our CE IPG patents, provided they pay us a specified flat fee.
In Japan, Interactive Program Guide Inc. (“IPG JV”), our joint venture with Dentsu Inc. and Tokyo News Service Limited, is the exclusive provider of program listings and advertising for our IPGs marketed under the G-Guide brand. We own 46% of IPG JV and have certain contractual rights with respect to the ongoing management of IPG JV. We also retain the right to license our technology and intellectual property to third parties in Japan who may also receive program listings and advertising from IPG JV, and we retain rights to the revenue from such licenses. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-Guide service. We also have a mobile version of G-Guide for iPad, iPhone and Android devices, which can be integrated with G-Guide for an interactive second screen experience. With integrated advertising and program promotions, G-Guide offers a platform for reaching the Japanese consumer audience, which heavily uses mobile devices.
The Rovi Advertising Service
As more CE devices are connected to the Internet, they are incorporating new user interfaces allowing consumers to interact with applications and other web like content. Specifically, TVs and Blu-ray players are now platforms for accessing digital entertainment, not just watching broadcast or physical media. These new user interfaces offer an opportunity to advertise to consumers. In addition to selling advertising on Rovi provided IPGs, we work with CE manufacturers to sell advertising within their Internet connected offerings. We provide this advertising platform to CE manufactures at no cost to them. We sell, traffic, and report on the advertising, sometimes in exclusive arrangements and provide revenue shares to the CE manufacturers. Our current Rovi Advertising Service customers include Samsung and Sony among others.

Data Solutions
We also offer our music, television, movie, book, and video game Metadata to CE manufacturers. CE customers typically pay us a monthly or quarterly fee for the rights to use the Metadata, receive regular updates and integrate it into their own service. Our CE Metadata customers include LG, Panasonic, Samsung and Toshiba among others.
Other
Other includes our business of licensing our content protection products and services to consumer electronic and entertainment companies and our VCR Plus and media recognition businesses. Our Other vertical generated 5%, 9% and 15% of our revenue from continuing operations in 2013, 2012 and 2011, respectively.
Content Protection
Our analog video content security, commercially known as ACP, has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. We license ACP directly to CE manufacturers, and Motion picture studios, as well as semiconductor companies that supply the CE manufacturers.
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
DVD player manufacturers often license our technology for an up-front fee and annual license fee. Digital set-top box and DVR manufacturers license our video content security solutions typically for an up-front fee and a per-unit royalty. Studios generally pay us an annual license fee to use our ACP technology. We have entered into agreements with the majority of the large CE and set-top box manufacturers in which they paid us a one-time fee for a perpetual license to our technology.
Our ACP customers include Scientific Atlanta, Fujitsu Limited, Mitsubishi Electronics, Pace, Panasonic, Pioneer Electronics, Samsung Electronics, Sharp, Sony Electronics, Toshiba, and Paramount Pictures and others.
Discontinued Operations
In December of 2013, we reclassified the operations of our DivX and MainConcept business to discontinued operations.
Our DivX products are focused on improving the way consumers experience video media. We offer a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media in either physical or streamed forms. DivX codecs are embedded in consumer electronic devices to enable the playback of digital media for consumers. To support DivX, there is extensive effort put into maintaining an ecosystem, which includes approvals from Hollywood studios and Ultraviolet, supporting DivX DRM to protect the content encoded in DivX, providing encoding tools needed by retailers and others offering digital content, operating a license service to validate clients prior to allowing playback of protected media, and promoting the usage of DivX among those producing and distributing video.
DivX codecs and media players have been downloaded by consumers over 1 billion times. Our DivX technology has also been embedded in over 1 billion CE devices in a broad range of categories including DVD players, Blu-ray players, digital televisions, mobile phones, tablets, gaming consoles and set-top boxes (“STB”).
Our DivX licensees include LG, Panasonic, Samsung, Sharp, Toshiba and other brands. Generally, our agreements enable our CE licensees to incorporate our DivX technology in specified device types in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology. However, our agreements with most of the major CE manufacturers allow them to ship an unlimited number of units incorporating our DivX technology in specified device types in certain territories, provided they pay us a specified flat fee. Additionally, in certain legacy device categories, we have entered into agreements with certain licensees which allow them to use our older DivX technology in perpetuity in just those legacy categories for a one-time fee. In addition to CE licensing revenue, we also generate revenue from licensing upgraded versions of our free software on-line directly to consumers, referral and advertising fees and content distribution fees.
Our MainConcept toolkits are used for video and audio encoding and decoding supporting a wide range of standard formats including an H.264 codec solution, the upcoming solution for H.265 (HEVC) and a wide range of other high-quality video and audio codecs and technologies for the broadcast, film, consumer electronics and computer software markets. Generally, our agreements enable our MainConcept licensees to incorporate our technology in specified products in certain territories, provided we receive license fees based on the number of units produced and shipped that incorporate our technology. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units, provided they pay us a specified flat fee.
Rovi's Strategy
We see a changing landscape as content distribution moves from a traditional model of a service provider delivering content over a managed network to a single class of device (a television), to a multi-device ecosystem where content is delivered over both managed and unmanaged networks to many types of devices. Through this transition the technologies used for delivering video to consumers should change from the legacy broadcast technologies to Internet Protocol delivery and should rely largely on Internet technologies throughout the value chain. We believe opportunities exist in two key areas: Discovery and Monetization. Our strategy is to develop, market and sell technologies, products and services focused on these areas.
Discovery. Finding content remains an important part of the user experience. We believe requirements for new discovery experiences that are specific to a person or device, and that integrate social, live video and second screen experiences will be an area of focus and opportunity. We also believe that Metadata, which contains detailed information about a piece of programming, will be important in creating highly personalized content discovery experiences.
Monetization. Monetizing content and experiences on new platforms such as tablets and mobile phones is critical as viewership becomes fragmented between many devices. Shifting value from traditional broadcast advertising to new types of content and new devices should require common experiences, platforms and analytics on viewership that spans multiple consumption devices. We believe our advertising services and analytics platform provide solutions that will help our customers address these emerging trends.
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
We intend to grow our business by capitalizing on existing, and creating new, customer relationships. We will target existing customers and seek to expand the technologies we provide them. For instance, we will target some of our existing North American IPG patent licensees and seek to sell them products. We believe our service provider IPGs, as well as our other products, are the types of products that make this feasible. We also believe that to the extent our IPG installed base increases, we can grow our advertising revenue. If a customer determines that it should build its own guide or consumer facing user interface, we then offer the customer Rovi Cloud Services to power the experience and speed its time to market. This enables us to offer advertising to a connected device in which a Rovi guide or application may not be present. Additionally, we will focus on non-customer companies seeking to capture a portion of the digital entertainment opportunity. We believe our compelling solutions will help us create new customer relationships.
Introduce New Product Applications and Technologies. We intend to develop additional discovery products to sell to our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products, to introduce additional products, and to participate in industry standard-setting efforts and organizations. We intend to pursue opportunities to improve technologies in our current fields of operations as well as in future formats.
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
Copyrights, Trademarks, and Tradenames
We own or have rights to various copyrights, trademarks and trade names used in our business. For our continuing business units, these include, but are not limited to, Rovi®, Passport, RoviGuides, G-GUIDE, iGuide and Gemstar.
Research and Development
Our internal research and development efforts are focused on developing enhancements to existing products and new applications for our current technologies. We have acquired other companies and technologies to supplement our research and development expenditures. Our research and development expenses were $112.8 million for the year ended December 31, 2013, $118.0 million for the year ended December 31, 2012, and $122.0 million for the year ended December 31, 2011.
Our primary locations for product development are in California (Burbank and Santa Clara), Colorado (Golden), Luxembourg, Michigan (Ann Arbor), Pennsylvania (Radnor) and India (Mumbai).
Operations and Technical Support
We have technical support and certification operations to support our products.
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
As of December 31, 2013, we hold 758 U.S. patents and have 745 U.S. patent applications pending. We also have 2,871 foreign patents issued and 1,064 foreign patent applications pending. Each of our U.S. issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2032.

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
Content Security Technology
Our analog video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by PVRs, including DVD recorders and hard drive recorders with an analog out. With the increase in online content distribution over the Internet, and with the continuing advance of digital content and high-definition formats, our analog video content security solutions that protect standard definition content on optical media and digital PPV/VOD signals are viewed by some of our customers as being less important than the other digital and network content protection solutions. Our content security technology therefore faces the risk of content providers choosing not to copy protect their content or CE manufacturers ceasing to produce PVRs with an analog out.
Data Services
In the database and data services area, we compete with other providers of entertainment-related content data such as Tribune Media Services, Internet Movie Database (IMDB) and Red Bee Media. While we do not believe that our competitors' data sets are focused on exploration, discovery, and content management in the same way that our data is, they may present competition to our data services business.
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
Our proprietary video compression technologies also compete with other video compression technologies, including other implementations of MPEG-4 or H.264/AVC. In addition, a number of companies such as Adobe Systems, Apple, Ateme, Google, Microsoft, and RealNetworks offer video formats that compete with our proprietary video format.
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
To meet its statutory obligation without compromising the security of video services, the FCC required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels. In 2003, the FCC adopted regulations implementing an agreement between cable television system operators and consumer electronics manufacturers to facilitate the retail availability of so-called “plug and play” devices that utilize unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top box (but without the ability for consumers to use interactive content). Due to certain legislative developments in the U.S., cable subscribers may be able to utilize interactive and other two-way services without the need for a set-top box, meaning that consumers could use an IPG built directly into a TV to access and operate their cable subscriptions and not need to purchase or rent a set-top box from the cable operator. In an effort to ensure that cable operators adequately support CableCARDs, FCC regulations also prohibited multi-channel video service providers (except satellite providers) from deploying after July 1, 2007, navigation devices with combined security and non-security functions (the “integration ban”). Both cable operators and consumer electronics manufacturers are required to use the same security solution. Further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices.
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
Employees
As of December 31, 2013, we had approximately 1,220 full-time employees in our continuing operations, of which approximately 280 were based outside the United States. As of December 31, 2013, our DivX and MainConcept business, which have been reclassified to discontinued operations, had approximately 272 employees, of which approximately 152 were based outside of the United States. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.
Information About Our Executive Officers
The names of our current executive officers, their ages as of February 12, 2014, and their positions are shown below. Biographical summaries of each of our executive officers are included below.

Name	Age	Positions
Thomas Carson	54	President and Chief Executive Officer
Peter Halt	53	Chief Financial Officer
Pamela Sergeeff	41	Executive Vice President, General Counsel and Corporate Secretary
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
Pamela Sergeeff. Ms. Sergeeff has served as Executive Vice President, General Counsel and Corporate Secretary of Rovi since December 2013. Ms. Sergeeff joined Rovi (then Macrovision Corporation) in 2003. She served as the company’s Senior Vice President and Associate General Counsel from March 2011 to December 2013 and as the company’s Vice President and Associate General Counsel from July 2007 to March 2011.  Ms. Sergeeff holds a B.A. in Economics from the University of California, Los Angeles and a J.D. from the University of California, Berkeley School of Law. Ms. Sergeeff is a member of the California State bar.
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

Our IPG products also compete against customers and potential customers who choose to build their own IPG, including both those who do and those who don't elect to license our patents.
We believe that our set top box digital-to-analog copy protection, DVD digital-to-analog copy protection and videocassette copy protection systems currently have limited competition. It is possible, however, that alternative copy protection technologies could become competitive. Additionally, new competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas. It is also possible that the overall demand for copy protection systems may decline more quickly than anticipated.
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
Our business may be adversely affected by fluctuations in the number of cable television, telco television, and digital broadcast satellite (“Pay TV System”) subscribers if the availability of over-the-top content services causes consumers to cancel their Pay TV System subscriptions.
For some of our technologies, we are paid a royalty based on the number of subscribers our Pay TV System customers have. The ability to enjoy digital entertainment content downloaded or streamed over the Internet has enabled some consumers to cancel their Pay TV System subscriptions. If our Pay TV System customers are unable to maintain their subscriber base, the royalties they owe us may decline.
Dependence on the cooperation of Pay TV Systems, television broadcasters, hardware manufacturers, publications, data providers and delivery mechanisms could adversely affect our revenues.
    We rely on third party providers to deliver our IPG data to some of the CE devices that include our IPG. Further, our national data network provides customized and localized listings to our IPG service for Pay TV Systems and licensees of our data used in third party IPGs for Pay TV Systems. In addition, we purchase certain Metadata from commercial vendors that we redistribute. The quality, accuracy and timeliness of that Metadata may not continue to meet our standards or be acceptable to consumers. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms. Technological changes may also impede the ability to distribute Metadata. Our inability to renew these existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively transmit our Metadata to CE devices could have a material adverse effect on our CE IPG and IPG data business.
We are exposed to risks associated with our changing technology base through strategic acquisitions, investments and divestitures.
We have expanded our technology base in the past through strategic acquisitions of companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. We are currently in the process of divesting our DivX and MainConcept business. We may not realize the anticipated benefits of these acquisitions and divestitures or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.
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

•	adverse effects on existing business relationships with suppliers and customers;

•	cannibalization of revenue as customers may seek multi-product discounts;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	significant diversion of management's attention from our core business and diversion of key employees' time and resources;

•	licensing, indemnity or other conflicts between existing businesses and acquired businesses;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.
We recently completed the sale of assets related to the Rovi Entertainment Store. Although that sale has been completed, we still are subject to certain third-party liabilities associated with that business.
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
We may make patent assertions, or initiate patent infringement or patent interference actions or other litigation to protect our intellectual property, which could be costly and harm our business.
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
Additionally, the relationships with our customers, suppliers and technology collaborators may be disrupted or terminated as a result of patent assertions that we may make against them, which could harm our business.
Finally, adverse legal rulings could result in the invalidation of our patents, the narrowing of the claims of our patents, or fostering of the perception by licensees or potential licensees that a judicial finding of their infringement is unlikely. Such results or perceptions could decrease the likelihood that licensees or potential licensees may be interested in licensing our patents, or could cause to decrease the amounts of license fees that they are willing to pay, which could harm our business.
We may not be able to join standards bodies, license in technologies or integrate with platforms that are necessary or helpful to our product business because of the encumbrances that the proposed associated agreements place on our patents.
Standards bodies often require, as a condition of joining such bodies, that potential members license, agree to license, disclose or place other burdens on their patents. Similarly, technology licensors and platform operators often require that licensees cross license, or agree not to assert, their patents. In order to develop, provide or distribute certain products or services, we may find it necessary or helpful to join these standard bodies, license in these technologies or contract with these platform operators. However, in order to do so, we might have to sign agreements under which we would have to license or agree not to assert patents without being able to collect royalties or for fees that we believe are less than those that we could otherwise collect. Similarly, these agreements could require us to disclose invention-related information that we would otherwise prefer to keep confidential. This inability to be part of standards bodies, to license in certain technologies, or to contract with certain platform operators, could harm our business.
We may be subject to intellectual property infringement claims or other litigation, which are costly to defend and could limit our ability to use certain technologies in the future.
From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties' proprietary rights

(especially patents), including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC, as well as our IPGs or other products or businesses. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights relating to video or music content, or alleging unfair competition or violations of privacy rights. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. Regardless of the merits of such claims, any disputes with third parties over intellectual property rights could materially and adversely impact our business, including by resulting in the loss of management time and attention to our core business, the significant cost to defend ourselves against such claims or reducing the willingness of licensees to incorporate our technologies into their products. Additionally, we have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content owners, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products or providing our services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers, strategic partners or the current owners of businesses that we divested, which could increase our defense costs and potential damages. For example, we have received notices and lawsuits from certain customers requesting indemnification in patent-related lawsuits. We evaluate the requests and assess whether we believe we are obligated to provide such indemnification to such customers on a case by case basis. Customers or strategic partners making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations. Furthermore, these types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.
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
We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or via distribution on our websites or in connection with our various products or service offerings. For example, we license or incorporate certain entertainment Metadata into our data offerings. Certain of these arrangements involve enabling the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights and infringement of intellectual property rights. We require users of our services to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented procedures to enforce such terms of use on certain of our services, including taking down content that violates our terms of use for which we have received notification, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our services, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement, publicity rights violations or defamation. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.
Global economic conditions may impact our business, operating results, financial condition or liquidity.
Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news and declines in income or asset values.  Additionally, sovereign budget crises among members of the European Union and other countries worldwide have caused increased risk of default to holders of sovereign debt, including commercial banks, and an unprecedented risk about the continuing viability of the Euro as a global currency. These conditions have caused an unprecedented level of intervention from the United States federal government, other foreign governments, central banks and quasi-governmental agencies such as the International Monetary Fund, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, these macroeconomic developments could negatively affect our business, operating results, financial condition or liquidity in a number of ways. For example, if the economic downturn makes it difficult for our customers and suppliers to accurately forecast and plan future business activities, they may delay, decrease or cancel purchases of our solutions or reduce production of their products. As many of our solutions are licensed on a per-unit fee basis, our customers' decision to decrease production of their products or devices may decrease our licensing revenue and adversely impact our operating results.
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
As of December 31, 2013, we had total debt with a par value of approximately $1.2 billion which includes $291.0 million of borrowings under our 2040 Convertible Notes and $914.0 million under our senior secured term loans. Our term loans are guaranteed by us and certain of our domestic and foreign subsidiaries and are secured by substantially all of our, the subsidiary guarantors and the co-borrowers' assets. Our indebtedness may:

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
Rovi Corporation's subsidiaries, including Rovi Solutions Corporation and Rovi Guides, Inc., own a significant portion of our assets and conduct substantially all of our operations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on the 2040 Convertible Notes. Accordingly, repayment of our indebtedness depends, to a significant extent, on the generation of cash flow by the subsidiaries, including Rovi Solutions Corporation and Rovi Guides, Inc., the senior secured position of their bank debt, and their ability to make cash available to us, by dividend, debt repayment or otherwise. Because they are not guarantors or a co-issuer of the 2040 Convertible Notes, our subsidiaries do not have any obligation to pay amounts due on those notes or to make funds available for that purpose. Conversely, the ability of Rovi Solutions Corporation and Rovi Guides, Inc. to repay their indebtedness under the senior secured credit facility depends, in part, on the generation of cash flow by their respective subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us, Rovi Solutions or Rovi Guides Inc. to make payments in respect of our indebtedness. Distributions from non-U.S. subsidiaries may be subject to foreign withholding taxes and U.S. corporate tax and further reduce the net cash available for principal and interest payments.
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
Many components of our online services include interactive components that by their very nature require communication between a client and server to operate.  To provide better consumer experiences and to operate effectively, and for our analytics business and other businesses, we collect certain information from users.  Collection and use of such information may be subject to United States state and federal privacy and data collection laws and regulations, standards used by credit card companies applicable to merchants processing credit card details, and foreign laws such as the EU Data Protection Directive.  It may also be subject to third party privacy policies and permissions, and obligations we owe to third parties, including, for example, those of Pay TV System operators. We post our privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between client and server products.  Any failure by us to comply with privacy policies or contractual obligations, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our online services, technologies and products and subject us to fines, litigation or other liability.
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
If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, Pay TV Systems and manufacturers of CE products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.
It may be more difficult for us, in the future, to have our technologies adopted as individual industry standards if industry participants collaborate on the development of new or different industry standard technologies.
Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of CE products. As a result, it is more difficult for individual companies to have their technologies widely adopted as an informal industry standard. In addition, there are a large number of companies, including companies that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard. Examples of this include MPEG-LA (codecs and DRM licensing); Blu-ray DVD (high definition DVD format); and Digital Living Network Alliance (DLNA); Digital Entertainment Content Ecosystem (DECE) and the Universal Plug and Play (UPnP) Forum (interoperability of consumer electronics devices). If our technologies are not supported by these standards bodies or patent pools, it may be more difficult for us to grow our business in the future. Our major customers may have a large influence on industry standards and the widespread adoption of new technologies. The selection of alternative technologies to ours or to those on which our technologies operate would harm our business.

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
The market for interactive television advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop our advertising platform as a medium widely accepted by consumers and advertisers. In addition, Pay TV System providers who have a patent license from us are not required to provide advertising, although many have. Therefore our ability to derive advertising revenues from our patent licensees is also dependent on the implementation of advertising by such licensees.
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
Consolidation of the telecommunications, cable and satellite broadcasting industry could adversely affect existing agreements.
We have entered into agreements with a large number of Pay TV Systems for the licensing or distribution of our technology, products and services. If consolidation of the telecommunications, cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps which could result in an adverse effect on the amount of revenue we receive under these types of agreements.
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
We are dependent on third parties for Metadata, third party images and content.
We distribute, as a revenue generating activity, Metadata. In the future, we may not be able to obtain this content, or may not be able to obtain it on the same terms. Such a failure to obtain the content, or obtain it on the same terms, could damage the attractiveness of our Metadata offerings to our customers, or could increase the costs associated with providing our Metadata offerings, and could thus cause revenues or margins to decrease.
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
As of December 31, 2013, we had one major location (defined as a location with more than 50 employees) and employed approximately 280 employees in our continuing operations outside the United States.  We face challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs.  Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.
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
Legislative initiatives seeking to, or judicial or regulatory decisions that, weaken copyright law or patent protection, or new governmental regulation or new interpretation of existing laws that cause resulting legal uncertainties could harm our business.
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
Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the U.S. Supreme Court has recently modified some legal standards applied by the U.S. Patent and Trademark Office in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. Additionally, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a "first to invent" to a "first inventor to file" system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. The U.S. Patent and Trademark Office is still in the process of implementing regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to the Company, and it may become more difficult to obtain adequate patent protection or to enforce the Company's patents against third parties. While the Company cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of the Company's patent applications and adversely affect the Company's ability to protect its intellectual property.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table lists our principal locations.

Location	Approximate Square Footage	Lease Expiration
Santa Clara, California (Corporate Headquarters)	87,000	January 2017
Radnor, Pennsylvania	76,000	January 2015
Burbank, California	62,000	June 2019
Tulsa, Oklahoma	41,000	June 2014
Ann Arbor, Michigan	34,000	April 2015
Luxembourg	18,000	February 2021
Most U.S. sales, marketing and technical personnel for all product divisions are in these locations. We also lease space for sales, marketing and technical staff in Playa Vista and San Diego, California; Golden, Colorado; Schaumburg, Illinois; Bedford and Cambridge, Massachusetts; New York, New York; London and Maidenhead, United Kingdom; Tomsk, Russia; Shanghai and Hangzhou, China; Tokyo, Japan; Seoul, South Korea; Mumbai, India; Taipei, Taiwan; and Germany. A small number of individuals operate out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

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

	High	Low
2013
First Quarter	$21.62	$15.62
Second Quarter	$26.55	$20.00
Third Quarter	$23.75	$17.30
Fourth Quarter	$20.06	$16.00

2012
First Quarter	$37.75	$23.90
Second Quarter	$33.46	$19.01
Third Quarter	$19.71	$9.91
Fourth Quarter	$16.42	$13.25
As of February 7, 2014, the closing price of our common stock as reported on the NASDAQ Global Select Market was $21.29 per share and there were 1,224 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms. As of February 7, 2014, there were 98,498,645 shares of common stock outstanding.

Stock Performance Graph*
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index (the “NASDAQ”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from December 31, 2008 through December 31, 2013. The graph assumes an investment of $100 in our common stock and in each of the market indices, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Rovi Corporation	NASDAQ Composite Index	S&P 500	Russell 2000 Index
December 31, 2008	$100	$100	$100	$100
December 31, 2009	$252	$144	$123	$125
December 31, 2010	$490	$168	$139	$157
December 31, 2011	$194	$165	$139	$148
December 31, 2012	$122	$191	$158	$170
December 31, 2013	$156	$265	$205	$233

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
The following table provides information about Company purchases of its equity securities during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2013 to October 31, 2013	—		—	$250.0
November 1, 2013 to November 30, 2013	1,553,700	17.77	1,553,700	$222.4
December 1, 2013 to December 31, 2013	2,596,600	18.25	2,596,600	$175.0
Total	4,150,300		4,150,300

(1) In October 2013, the Company's Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock. This authorization does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data and other operating information. The financial data does not purport to indicate results of operations as of any future date or for any future period. The financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. Prior year amounts have been reclassified to reflect the DivX and MainConcept business and the Consumer Web business as discontinued operations.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$538,067	$526,094	$584,124	$541,490	$480,450
Costs and expenses:
Cost of revenues	92,729	101,597	87,988	99,129	65,258
Research and development	112,760	118,030	122,021	95,687	91,984
Selling, general and administrative	151,325	143,457	160,726	142,197	132,939
Depreciation	16,871	19,988	18,759	18,758	18,368
Amortization of intangible assets	74,413	74,337	77,145	80,395	81,934
Restructuring and asset impairment charges	7,638	4,737	20,462	—	53,619
Total costs and expenses	455,736	462,146	487,101	436,166	444,102
Operating income from continuing operations	82,331	63,948	97,023	105,324	36,348
Interest expense	(62,019)	(61,742)	(53,776)	(42,935)	(52,028)
Interest income and other, net	2,799	3,203	4,859	1,770	4,558
Debt modification expense	(1,351)	(4,496)	—	—	—
Gain (loss) on interest rate swaps and caps, net	2,898	(10,624)	(4,314)	34,197	—
Loss on debt redemption	(2,761)	(1,758)	(11,514)	(16,806)	(8,687)
Gain on sale of strategic investments	—	—	—	5,895	—
Income (loss) from continuing operations before income taxes	21,897	(11,469)	32,278	87,445	(19,809)
Income tax expense (benefit)	1,540	9,158	24,258	(139,213)	(1,421)
Income (loss) from continuing operations, net of tax	20,357	(20,627)	8,020	226,658	(18,388)
Discontinued operations, net of tax	(192,447)	(13,717)	(49,306)	(13,774)	(34,563)
Net (loss) income	$(172,090)	$(34,344)	$(41,286)	$212,884	$(52,951)
Basic earnings per common share:
Basic income (loss) per share from continuing operations	$0.21	$(0.20)	$0.07	$2.20	$(0.18)
Basic loss per share from discontinued operations	$(1.96)	$(0.13)	$(0.45)	$(0.14)	$(0.34)
Basic net earnings (loss) per share	$(1.75)	$(0.33)	$(0.38)	$2.06	$(0.52)
Shares used in computing basic net earnings per common share	98,371	104,623	108,923	102,658	100,860
Diluted earnings per common share:
Diluted income (loss) per share from continuing operations	$0.21	$(0.20)	$0.07	$2.07	$(0.18)
Diluted loss per share from discontinued operations	$(1.95)	$(0.13)	$(0.43)	$(0.13)	$(0.34)
Diluted net earnings (loss) per share	$(1.74)	$(0.33)	$(0.36)	$1.94	$(0.52)
Shares used in computing diluted net earnings per common share	99,092	104,623	113,131	109,175	100,860

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments and restricted cash	$641,121	$968,233	$485,480	$696,167	$336,284
Working capital	659,080	874,164	463,051	387,935	289,962
Total assets	2,714,593	3,294,681	2,946,767	2,457,283	2,151,139
Long-term liabilities	1,291,456	1,478,818	1,099,573	484,186	514,479
Total stockholders’ equity	1,313,216	1,587,421	1,692,752	1,748,333	1,520,269

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.

Overview
We are focused on powering the discovery and personalization of digital entertainment. We provide a broad set of integrated solutions that are embedded in our customers' products and services, connecting consumers with entertainment. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and our extensive database of Metadata. We also offer advertising and analytics services.  Our advertising services are primarily sold in guides we provide or where a service provider allows us to sell advertising.  Our analytics services utilize our proprietary data and data we acquire to offer service providers and advertisers the opportunity to optimize their television advertising and promotional efforts. In addition to offering IPGs developed by us, our customers may also license our patents and deploy their own IPG or a third party IPG. We have patented many aspects of content discovery, DVR and VOD functionality, multi-screen functionality, as well as interactive applications and advertising.  We have historically licensed this portfolio for use with linear television broadcast.  However, there is an emerging industry transition to Internet platform technologies which is enabling new video services for television in homes as well as on multiple screens such as tablets and smartphones.  We believe this transition presents new opportunities to license our intellectual property portfolio for different use cases and to different customers, as well as to develop, market and sell products and services which enable such functionality. Building upon this, we are establishing broad industry relationships with the companies leading the next generation of digital entertainment.  Our strategy includes developing products and services that complement our intellectual property and address the opportunity presented by this industry transformation. Our solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.
We group our revenue into the following categories – (i) service providers, (ii) consumer electronics ("CE"), and (iii) Other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues advertising revenue generated from our service provider IPGs, analytics revenue and revenue from licensing our Metadata. CE includes license revenue received from consumer electronics companies for our IPG products, IPG patents, Metadata and advertising revenue from our CE IPGs or the Rovi Ad Service. Other revenue consists primarily of revenue generated from our legacy ACP, VCR Plus+, connected platform and media recognition products.

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

Comparison of Years Ended December 31, 2013 and 2012
The following tables present our 2012 results from operations compared to the prior year (in thousands):

	Year Ended December 31,
	2013	2012	Change $	Change %
Revenues:
Service provider	$380,059	$344,736	35,323	10%
CE	128,155	132,693	(4,538)	(3)%
Other	29,853	48,665	(18,812)	(39)%
Total revenues	538,067	526,094	11,973	2%
Costs and expenses:
Cost of revenues	92,729	101,597	(8,868)	(9)%
Research and development	112,760	118,030	(5,270)	(4)%
Selling, general and administrative	151,325	143,457	7,868	5%
Depreciation	16,871	19,988	(3,117)	(16)%
Amortization of intangible assets	74,413	74,337	76	—%
Restructuring and asset impairment charges	7,638	4,737	2,901	61%
Total operating expenses	455,736	462,146	(6,410)	(1)%
Operating income from continuing operations	82,331	63,948	18,383	29%
Interest expense	(62,019)	(61,742)	(277)	—%
Interest income and other, net	2,799	3,203	(404)	(13)%
Debt modification expense	(1,351)	(4,496)	3,145	(70)%
Gain (loss) on interest rate swaps and caps, net	2,898	(10,624)	13,522	(127)%
Loss on debt redemption	(2,761)	(1,758)	(1,003)	57%
Income (loss) from continuing operations before taxes	21,897	(11,469)	33,366	(291)%
Income tax expense	1,540	9,158	(7,618)	(83)%
Income (loss) from continuing operations, net of tax	20,357	(20,627)	40,984	(199)%
Loss from discontinued operations, net of tax	(192,447)	(13,717)	(178,730)	1,303%
Net loss	$(172,090)	$(34,344)	(137,746)	401%

Net Revenue
Service Providers Revenue
For the year ended December 31, 2013, revenue from service providers increased by 10% compared to the prior year. This increase was primarily due to an increase in IPG patent and product revenues which benefited from new IPG patent license agreements that included catch-up payments to make us whole for the pre-license period of use and growth in IPG patent and IPG product subscribers. We expect our service provider revenue to continue to grow in the future due to growth in product revenues driven by recent product deals and growth in xD and analytics revenue. We expect this increase to be partially offset by a decline in revenue from patent license agreements that included catch-up payments to make us whole for the pre-license period of use.
CE Revenue
For the year ended December 31, 2013, revenue from CE manufacturers decreased by 3% compared to the prior year. This decrease was primarily due to a decline in CE device shipments that included our IPG technology, primarily due to a weaker European market. We expect our CE revenue to increase slightly in 2014 as increases in CE data revenue are offset by a decline in revenue from patent license agreements that included catch-up payments to make us whole for the pre-license period of use.

Other Revenue
For the year ended December 31, 2013, Other revenue decreased compared to the prior year primarily due to the continued decline in content protection revenue and a decline in connected platform revenue. We expect this decline to continue in the future as our customers continue to decrease their use of analog copy protection.
Cost of Revenues
For the year ended December 31, 2013, cost of revenues decreased from the prior year primarily due to a decrease in patent litigation costs and a decrease in employee related costs due to the restructuring actions we undertook to more efficiently manage our operating expenses (See Note 11 to the Consolidated Financial Statements). We expect patent related costs in 2014 to be consistent with 2013 levels.
Research and Development
For the year ended December 31, 2013, research and development expenses decreased from the prior year primarily due to a decrease in employee related costs due to the restructuring actions we undertook to more efficiently manage our operating expenses (See Note 11 to the Consolidated Financial Statements).
Selling, General and Administrative
For the year ended December 31, 2013, selling, general and administrative expenses increased from the prior year primarily due to an increase in consulting costs and corporate legal expenses.
Depreciation
For the year ended December 31, 2013, depreciation decreased from the prior year primarily due a decline in average property and equipment balances.
Restructuring and Asset Impairment Charges

During 2013, we continued the review of our operations that began in the third quarter of 2012 (see Note 11 to the Consolidated Financial Statements). As a result of this analysis, we have taken additional cost reduction actions, which have resulted in a restructuring charge of $7.6 million related to our continuing operations.
During the third quarter of 2012, we reviewed our costs in order to reduce and more efficiently manage our operating expenses. As a result of this analysis, we took cost reduction actions, which resulted in a restructuring charge of $3.5 million related to our continuing operations. In addition, in connection with a review of our operations in the first quarter of 2012, we reorganized certain parts of our sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012 (see Note 11 to the Consolidated Financial Statements).
In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. During the first quarter of 2012, we recorded $0.4 million in restructuring charges to our continuing operations related to the Sonic acquisition.
Interest Expense
For the year ended December 31, 2013, interest expense increased slightly compared to the same period in the prior year primarily due to an increase in debt discount amortization related to our convertible notes. As our convertible notes may be settled in cash upon conversion, we have separately accounted for the liability and equity components of the convertible notes to reflect our non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. The debt discount is being amortized through February 2015, which represents the first date the convertible notes can be called by us or put to us by the note holders (see Note 7 to the Consolidated Financial Statements).
Interest Income and Other, Net
Interest income and other, net decreased compared to the same period in the prior year primarily due to the current year including a loss on foreign currency translation while the prior year had a gain.
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
Loss on Debt Redemption and Debt Modification Expense
On April 9, 2013, we entered into a Refinancing Amendment and Joinder Agreement (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement. The Refinancing Amendment provides for a new tranche of term loans ("Term Loan B-3") in the aggregate principal amount of $540.0 million. We used the proceeds from Term Loan B-3 to refinance in full all outstanding Term Loan B-2 amounts. We accounted for the issuance of Term Loan B-3 and subsequent repayment of Term Loan B-2 as a partial debt modification, as a significant number of Term Loan B-2 investors reinvested in Term Loan B-3, and the change in the present value of future cash flows between Term Loan B-2 and Term Loan B-3 was less than 10%. Under debt modification accounting, $3.6 million in unamortized debt issuance costs related to Term Loan B-2 investors who reinvested in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. In addition, $0.1 million in Term Loan B-3 debt issuance costs, related to new investors in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. Debt issuance costs of $1.0 million relating to the issuance of Term Loan B-3 to Term Loan B-2 investors, have been recorded as debt modification expenses. In addition, we realized a $2.8 million loss on debt redemption related to writing off the unamortized Term Loan B-2 debt issuance costs related to investors who did not reinvest in Term Loan B-3 and the unamortized debt discount on Term Loan B-2.
On March 29, 2012, we borrowed $800 million consisting of (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”) (see Note 7 to the Consolidated Financial Statements). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. We accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors have been recorded as debt modification expenses for the year ended December 31, 2012. In addition, we realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 debt issuance costs related to investors who did not reinvest in Term Loan B-2 and the unamortized debt discount on Term Loan B-1.
Income Taxes
We recorded income tax expense from continuing operations for the year ended December 31, 2013, of $1.5 million, which primarily consists of foreign withholding taxes, foreign income taxes, state income taxes, and the net change in our deferred tax asset valuation allowance, partially offset by a $13.0 million benefit from releasing certain tax contingency reserves. Due to the fact that we have a significant net operating loss carryforward and we have recorded a valuation allowance against our deferred tax assets, foreign withholding taxes are the primary driver of our income tax expense.
We recorded an income tax expense from continuing operations for the year ended December 31, 2012, of $9.2 million, which primarily consists of foreign withholding taxes, foreign income taxes, state income taxes, and the net change in our deferred tax asset valuation allowance.
During the three months ended March 31, 2010, we entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that we recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of our TV Guide Magazine business. In connection with the PFA closing agreement we established a valuation allowance against our deferred tax assets as a result of determining that it is more likely than not that our deferred tax assets would not be realized. At December 31, 2013, we have reviewed the determination made at March 31, 2010, that it is more likely than not that our deferred tax assets will not be realized. While we believe that our fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that our deferred tax assets will not be realized and as such we have maintained a valuation allowance against our deferred tax assets at December 31, 2013.

Discontinued Operations

Discontinued operations for the year~~s~~ ended December 31, 2013, includes the DivX and MainConcept business, the Rovi Entertainment Store business, the Consumer Web business, expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold and expenses we recorded for indemnification claims related to another former Software business which was disposed of in 2008 (see Note 5 to Consolidated Financial Statements). The loss in discontinued operations for the year ended December 31, 2013, is primarily due to recording a $64.9 million impairment charge to write-down the net assets of the DivX and MainConcept business to fair value less cost to sell, a $73.1 million impairment charge to the assets of the Rovi Entertainment Store business and recording a $6.8 million impairment charge to the goodwill and intangible assets of the Consumer Web business as well the loss on disposal of the Rovi Entertainment Store (see Note 5 to the Consolidated Financial Statements).
Discontinued operations in 2012 includes the DivX and MainConcept business, the Rovi Entertainment Store business, the Consumer Web business, the Roxio Consumer Software business and expenses we recorded for indemnification claims related to the Company’s previous software business which was disposed of in 2008 (see Note 5 to the Consolidated Financial Statements).

Comparison of Years Ended December 31, 2012 and 2011 from operations

The following tables present our 2012 results from operations compared to the prior year (in thousands):

	Year Ended December 31,
	2012	2011	Change $	Change %
Revenues:
Service providers	$344,736	$328,746	15,990	5%
CE	132,693	169,243	(36,550)	(22)%
Other	48,665	86,135	(37,470)	(44)%
Total revenues	526,094	584,124	(58,030)	(10)%
Costs and expenses:
Cost of revenues	101,597	87,988	13,609	15%
Research and development	118,030	122,021	(3,991)	(3)%
Selling, general and administrative	143,457	160,726	(17,269)	(11)%
Depreciation	19,988	18,759	1,229	7%
Amortization of intangible assets	74,337	77,145	(2,808)	(4)%
Restructuring and asset impairment charges	4,737	20,462	(15,725)	(77)%
Total operating expenses	462,146	487,101	(24,955)	(5)%
Operating income from continuing operations	63,948	97,023	(33,075)	(34)%
Interest expense	(61,742)	(53,776)	(7,966)	15%
Interest income and other, net	3,203	4,859	(1,656)	(34)%
Debt modification expense	(4,496)	—	(4,496)	NM
Loss on interest rate swaps and caps, net	(10,624)	(4,314)	(6,310)	146%
Loss on debt redemption	(1,758)	(11,514)	9,756	(85)%
(Loss) income from continuing operations before taxes	(11,469)	32,278	(43,747)	(136)%
Income tax expense	9,158	24,258	(15,100)	(62)%
(Loss) income from continuing operations, net of tax	(20,627)	8,020	(28,647)	(357)%
Loss from discontinued operations, net of tax	(13,717)	(49,306)	35,589	(72)%
Net loss	$(34,344)	$(41,286)	6,942	(17)%

Net Revenue
Service Providers Revenue
For the year ended December 31, 2012, revenue from service providers increased by 5% compared to the prior year. This increase was primarily due to an increase in IPG product and patent revenues which benefited from continued domestic and international digital subscriber growth and rate increases on renewed IPG product agreements. Also contributing to the growth was an increase in advertising revenue.

CE Revenue
For the year ended December 31, 2012, CE revenue decreased by 22% compared to the prior year. This decrease was primarily due to fewer significant IPG patent licensing agreements, which included catch-up payments to make us whole for the pre-license period of use, entered into in 2012 as compared to the prior year.
Other Revenue
For the year ended December 31, 2012, Other revenue decreased compared to the prior year primarily due to the continued decline in content protection revenue.
Cost of Revenues
For the year ended December 31, 2012, cost of revenues increased from the prior year primarily due to increased patent litigation costs.
Research and Development
For the year ended December 31, 2012, research and development expenses decreased from the prior year primarily due to the 2012 restructuring actions we undertook to more efficiently manage our operating expenses (See Note 11 to the Consolidated Financial Statements).
Selling, General and Administrative
For the year ended December 31, 2012, selling, general and administrative expenses decreased from the prior year primarily due the prior year including transaction and integration costs related to the Sonic acquisition. Also contributing to the reduction in 2012 were savings from the 2012 restructuring actions we undertook to more efficiently manage our operating expenses (See Note 11 to the Consolidated Financial Statements).
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
Restructuring and Asset Impairment Charges
During the third quarter of 2012, we reviewed our costs in order to reduce and more efficiently manage our operating expenses. As a result of this analysis, we took cost reduction actions, which resulted in a restructuring charge of $3.5 million related to our continuing operations. In addition, in connection with a review of our operations in the first quarter of 2012, we reorganized certain parts of our sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012 (see Note 11 to the Consolidated Financial Statements).
In conjunction with the Sonic acquisition, we implemented restructuring activities to create cost efficiencies for the combined company. During the first quarter of 2012, we recorded $0.4 million in restructuring charges to our continuing operations related to the Sonic acquisition. During 2011, we recorded $7.0 million in restructuring charges to our continuing operations related to the Sonic acquisition (see Note 11 to the Consolidated Financial Statements).
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
Loss on Debt Redemption and Debt Modification Expense
On March 29, 2012, we borrowed $800 million consisting of (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”) (see Note 7 to the Consolidated Financial Statements). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. We accounted for the issuance of Term Loan B-2 and subsequent repayment of Term Loan B-1 as a partial debt modification, as a significant number of Term Loan B-1 investors reinvested in Term Loan B-2, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $3.5 million in unamortized debt issuance costs related to Term Loan B-1 investors who reinvested in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. In addition, $1.0 million in Term Loan B-2 debt issuance costs, related to new investors in Term Loan B-2, are being amortized to Term Loan B-2 interest expense using the effective interest method. Debt issuance costs of $4.5 million relating to the issuance of Term Loan B-2 to Term Loan B-1 investors have been recorded as debt modification expenses for the year ended December 31, 2012. In addition we realized a loss on debt redemption of $1.8 million related to writing off the unamortized Term Loan B-1 unamortized discount related to investors who did not reinvest in Term Loan B-2 and the unamortized debt discount on Term Loan B-1.
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
Income Taxes
We recorded income tax expense from continuing operations for the year ended December 31, 2012, of $9.2 million, which primarily consists of foreign withholding taxes, foreign income taxes, state income taxes, and the net change in our deferred tax asset valuation allowance. Due to the fact that we have a significant net operating loss carryforward and we have recorded a valuation allowance against our deferred tax assets, foreign withholding taxes are the primary driver of our income tax expense.
We recorded an income tax expense from continuing operations for the year ended December 31, 2011, of $24.3 million, primarily due to foreign withholding taxes and the net change in our deferred tax asset valuation.
Discontinued Operations
Discontinued operations for the years ended December 31, 2012 and 2011 includes the Rovi Entertainment Store business, DivX and MainConcept business, Consumer Web business, Roxio Consumer Software business and expenses we recorded for indemnification claims related to another former Software business which was disposed of in 2008 (see Note 5 to Consolidated Financial Statements). The loss in discontinued operations for the year ended December 31, 2011, was primarily due to recording a $40.6 million impairment charge to reduce the carrying value of the intangible assets of the Roxio Consumer Software business to fair value less costs to sell and losses from the Rovi Entertainment Store's operations.

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
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is reasonably assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered and whether the delivered element has stand-alone value to the customer and (2) allocate the total consideration among the various elements based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (BESP) to allocate the arrangement consideration.
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
CE and Service Provider Licensing
We license our proprietary IPG technology and ACP technology to CE manufacturers, integrated circuit makers, service providers and others. We generally recognize revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the manufacturer. We have established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of our large CE IPG licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. At times we enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, we generally would use BESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term. In addition, we have entered into agreements in which the licensee pays us a one-time fee for a perpetual license to our ACP technology. Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no continuing obligation and the amounts are fixed and determinable.
We also generate advertising revenue through our IPGs. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.
Metadata Licensing

We license Metadata to service providers, CE manufacturers and online portals among others. We generally receive a monthly or quarterly fee from our licensees for the right to use the Metadata, receive regular updates and integrate it into their own service. We recognize revenue on a straight-line basis over the period the licensee has the right to receive the Metadata service.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We specifically analyze accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation), and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. We review our trade receivables by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, we provide reserves based on historical bad debt loss experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities increased to $204.2 million for the year ended December 31, 2013, from $157.1 million in the prior year. This increase was primarily due to an increase in revenue and the prior year including a significant increase in working capital which decreased cash provided by the operating activities of our continuing operations. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in this Form 10-K.
Net cash provided by investing activities from continuing operations increased to $154.1 million for the year ended December 31, 2013, from net cash used in investing activities from continuing operations of $360.1 million in the prior year. The year ended December 31, 2013, included $190.7 million in net marketable securities sales partially offset by $19.1 million in capital expenditures and the $10.0 million payment for the IntegralReach acquisition. Included in 2012 investing activities was $342.2 million in net marketable securities purchases, $15.0 million in capital expenditures and $20.0 million to acquire Snapstick, partially offset by $17.5 million in proceeds from the sale of Roxio. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $18.0 million and $26.0 million for the full year 2014.
Net cash used in financing activities from continuing operations was $475.2 million for the year ended December 31, 2013, as compared to net cash provided by financing activities from continuing operations of $328.3 million in the prior year. During the year ended December 31, 2013, we made $849.1 million in debt principal payments and repurchased $182.1 million of our common stock. These uses of cash were partially offset by us issuing $540.0 million in debt ($537.5 million, net of issuance costs and discounts) and receiving $18.6 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the year ended December 31, 2012, we borrowed an additional $800.0 million ($788.5 million, net of issuance costs and discounts) under our Amended and Restated Credit Facility described below. In addition, we received $15.6 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. These receipts were partially offset by using $297.8 million to pay off the preexisting Term Loan B-1 under our Initial Credit Agreement described below, $26.8 million in mandatory payments on the senior secured term loans and repurchasing $152.1 million of our common stock.

As discussed in Note 7 of the Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of December 31, 2013, $291.0 million par value of the 2040 Convertible Notes remains outstanding.
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
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Company and its subsidiaries to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. Due to the $200.0 million voluntary payment made in November 2013, the Company will not have to make an Excess Cash Flow Payment in February 2014. As of December 31, 2013, Term Loan A-1, Term Loan A-2 and Term Loan B-3 carrying values were $220.9 million, $167.4 million and $523.1 million, net of discount, respectively.

In October 2013 our Board of Directors authorized the repurchase of up to $250.0 million of our debt outstanding. This repurchase authorization includes any amounts which were outstanding under previously authorized debt repurchase programs. During the year ended December 31, 2013, we made a voluntary debt payment of $200.0 million under the October 2013 authorization. As of December 31, 2013, we had $50.0 million remaining under our existing debt repurchase authorization.
In October 2013, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock. This authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the year ended December 31, 2013, we repurchased 9.1 million shares of our common stock for $182.1 million of which $75.0 million was repurchased under the October 2013 authorization and $107.1 million was repurchased under a prior authorization. As of December 31, 2013, we had $175.0 million remaining under our existing stock repurchase program.
As of December 31, 2013, we had $156.5 million in cash and cash equivalents, $366.0 million in short-term investments and $118.7 million in long-term marketable securities. Of these amounts, $248.9 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.
We believe that our current cash, cash equivalents and marketable securities and our annual cash flow from operations will be sufficient to meet our working capital, capital expenditure, debt and operating requirements for at least the next twelve months.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	Payments due by period
Contractual Obligations (3)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations (1)	$1,204,995	$—	$537,831	$158,179	$508,985
Interest payments associated with long-term debt obligations	133,373	36,265	55,428	37,325	4,355
Purchase obligations	28,367	18,479	7,351	2,537	—
Operating lease obligations(2)	56,352	20,115	24,660	9,319	2,258
	$1,423,087	$74,859	$625,270	$207,360	$515,598

(1)
The 2040 Convertible Notes have been included in the above table at the first put / call date which is February 2015. However, the 2040 Convertible Notes may be converted by the note holders prior to their maturity under certain circumstances. See above for additional details.

(2)	Operating leases in the above table have been included on a gross basis. The Company has agreements to receive approximately $16.6 million under operating subleases.

(3)	We are unable to reliably estimate the timing of future payments related to uncertain tax positions, therefore, $44.0 million of income taxes payable has been excluded from the table above.

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
Fixed Income Investments. We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $611.4 million as of December 31, 2013. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.

Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At December 31, 2013, the fair value of our auction rate securities portfolio totaled approximately $14.9 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.3 million decrease in the fair value of our fixed income available-for-sale securities as of December 31, 2013
While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.
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
Indebtedness. We have convertible notes with a par value of $291.0 million. We also have a senior secured credit facility with an outstanding principal balance of $914.0 million. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 7 to the Consolidated Financial Statements.
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
Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2013. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework)(“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Rovi maintained effective internal control over financial reporting as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION

On February 11, 2014, the Company’s Board of Directors adopted amended and restated Bylaws, which Bylaws are filed as Exhibit 3.02 to this Annual Report on Form 10-K and are incorporated herein by reference. The amendments to the Bylaws update our name in the Bylaws (previously Macrovision Solutions Corporation) and codify our majority voting policy in uncontested director elections. Specifically, in an uncontested election, if the votes cast “for” a director nominee do not exceed the votes cast against that director, the director will offer to tender his or her resignation to the Board. Our Corporate

Governance and Nominating Committee will then make a recommendation to our Board of Directors on whether to accept or reject the resignation, or whether other action should be taken. Our Board of Directors will act on the Corporate Governance and Nominating Committee’s recommendation and publicly disclose its decision and the rationale behind it within ninety days from the date of the certification of the election results. In a contested election, the directors are elected by the vote of a plurality of the shares represented and entitled to vote on the election of directors.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rovi Corporation and subsidiaries
We have audited Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework)(the COSO criteria). Rovi Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Rovi Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Rovi Corporation and subsidiaries and our report dated February 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 12, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stockholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.
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

ITEM 11. EXECUTIVE COMPENSATION
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.     Financial Statements

2.	Financial Statement Schedules

All schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

3.	Exhibits

 Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.01	Agreement and Plan of Mergers, dated as of December 6, 2007, among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub, Inc. and Gemstar-TV Guide International, Inc	8-K	5/5/08	2.1
2.02	Agreement and Plan of Merger and Reorganization dated as of December 22, 2010, among Rovi Corporation, Sparta AcquisitionSub, Inc. and Sonic Solutions	8-K	12/27/10	2.1
3.01	Certificate of Incorporation of Rovi Corporation, as amended, on July 15, 2009	10-Q	8/6/09	3.01
3.02	Amended and restated Bylaws of Rovi Corporation (as amended and restated on February 11, 2014)				X
4.01	Form of Common Stock Certificate	S-3	7/15/08	4.1
4.02	Indenture, dated as of March 17, 2010, by and between the Company and Bank of New York Mellon Trust Company, N.A. as trustee	8-K	3/18/10	4.1
4.03	Form of Note representing the Rovi Corporation 2.625% Convertible Senior Notes due 2040 (included in the Indenture referenced in Exhibit 4.03)	8-K	3/18/10	4.1

4.04	Amended and Restated Credit Agreement, dated as of March 29, 2012, among Rovi Corporation, Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, Merrill Lynch, Pierce, Fenner & Smith, Inc., as joint bookrunner, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	3/29/12	10.1
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

		10-K	2/13/13	4.05
4.06	Refinancing Amendment and Joinder Agreement, dated as of April 9, 2013, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, Rovi, the subsidiary guarantors, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	4/11/13	10.1
10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended**	S-8	7/31/13	10.1
10.02	Rovi Corporation 2008 Employee Stock Purchase Plan**	S-8	7/23/08	10.02
10.03	Rovi Corporation 2000 Equity Incentive Plan**	DEF14A	3/16/06	Annex A
10.04	Sonic Solutions 2004 Equity Compensation Plan, as amended and restated July 2010**	S-8	3/17/11	---
10.05	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to 2000 and 2008 Equity Incentive Plans**	10-K	2/23/2012	10.05
10.06	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement (Director grant form) pursuant to 2008 Equity Incentive Plan**	10-K	2/23/2012	10.06
10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to 2008 Equity Incentive Plan**	10-K	2/23/2012	10.07

10.08	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form) pursuant to 2008 Equity Incentive Plan**	10-K	2/23/2012	10.08
10.09	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to 2008 Equity Incentive Plan**	10-K	2/23/2012	10.09
10.10	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to 2004 Equity Compensation Plan**	10-K	2/23/2012	10.10
10.11	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to 2004 Equity Compensation Plan**	10-K	2/23/2012	10.11
10.12	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to 2004 Equity Compensation Plan**	10-K	2/23/2012	10.12
10.13	2013 Senior Executive Company Incentive Plan**	8-K	2/22/13	10.1
10.14	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39
10.15	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09
10.16	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10
10.17	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11
10.18	Offer letter to Thomas Carson dated December 14, 2011**	8-K	12/16/11	10.1
10.19	Amended and Restated Executive Severance and Arbitration Agreement with Thomas Carson dated December 14, 2011**	8-K	12/16/11	10.2
10.20	Executive Succession Planning Agreement dated May 25, 2011 by and between Alfred J. Amoroso and Rovi Corporation**	8-K	5/25/11	10.1
10.21	Form of Indemnification Agreement entered into by Rovi Corporation with each of its directors and executive officers	10-K	3/2/09	10.15
10.22	Form of Executive Severance and Arbitration Agreement **				X
10.23	Charter of the Audit Committee of the Board of Directors	10-K	2/15/11	10.20
14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01
21.01	List of subsidiaries				X
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Section 1350 Certification	X
32.02	Section 1350 Certification	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of February, 2014.

ROVI CORPORATION

By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ Thomas Carson	President, Chief Executive Officer and Director	February 12, 2014
Thomas Carson

Principal Financial and Accounting Officer:

/s/ Peter C. Halt	Chief Financial Officer	February 12, 2014
Peter C. Halt

Additional Directors:

/s/ Andrew K. Ludwick	Chairman of the Board of Directors	February 12, 2014
Andrew K. Ludwick

/s/ Alan L. Earhart	Director	February 12, 2014
Alan L. Earhart

/s/ James E. Meyer	Director	February 12, 2014
James E. Meyer

/s/ James P. O’Shaughnessy	Director	February 12, 2014
James P. O’Shaughnessy

/s/ Ruthann Quindlen	Director	February 12, 2014
Ruthann Quindlen

ROVI CORPORATION

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rovi Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rovi Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 12, 2014

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$156,487	$285,352
Short-term investments	365,976	577,988
Trade accounts receivable, net	104,386	106,018
Taxes receivable	1,907	9,237
Deferred tax assets, net	18,621	20,373
Prepaid expenses and other current assets	14,936	26,786
Assets held for sale	106,688	76,852
Total current assets	769,001	1,102,606
Long-term marketable investment securities	118,658	104,893
Property and equipment, net	33,350	32,791
Finite-lived intangible assets, net	478,229	689,494
Other assets	16,907	23,862
Goodwill	1,298,448	1,341,035
Total assets	$2,714,593	$3,294,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$94,560	$94,830
Deferred revenue	9,848	16,152
Current portion of long-term debt	—	106,407
Liabilities held for sale	5,513	11,053
Total current liabilities	109,921	228,442
Taxes payable, less current portion	44,038	50,800
Long-term debt, less current portion	1,186,564	1,373,818
Deferred revenue, less current portion	4,641	3,921
Long-term deferred tax liabilities, net	41,379	41,596
Other non current liabilities	14,834	8,683
Total liabilities	1,401,377	1,707,260
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 128,351,405 shares issued and 97,781,006 outstanding as of December 31, 2013, and 124,795,676 shares issued and 103,374,663 outstanding as of December 31, 2012, at par	128	125
Treasury stock, 30,570,399 shares at December 31, 2013 and 21,421,013 shares at December 31, 2012, at cost	(816,694)	(634,571)
Additional paid-in capital	2,279,196	2,196,567
Accumulated other comprehensive loss	(3,999)	(1,375)
Retained (deficit) earnings	(145,415)	26,675
Total stockholders’ equity	1,313,216	1,587,421
Total liabilities and stockholders’ equity	$2,714,593	$3,294,681

See the accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$538,067	$526,094	$584,124
Costs and expenses:
Cost of revenues	92,729	101,597	87,988
Research and development	112,760	118,030	122,021
Selling, general and administrative	151,325	143,457	160,726
Depreciation	16,871	19,988	18,759
Amortization of intangible assets	74,413	74,337	77,145
Restructuring and asset impairment charges	7,638	4,737	20,462
Total costs and expenses	455,736	462,146	487,101
Operating income from continuing operations	82,331	63,948	97,023
Interest expense	(62,019)	(61,742)	(53,776)
Interest income and other, net	2,799	3,203	4,859
Debt modification expense	(1,351)	(4,496)	—
Gain (loss) on interest rate swaps and caps, net	2,898	(10,624)	(4,314)
Loss on debt redemption	(2,761)	(1,758)	(11,514)
Income (loss) from continuing operations before income taxes	21,897	(11,469)	32,278
Income tax expense	1,540	9,158	24,258
Income (loss) from continuing operations, net of tax	20,357	(20,627)	8,020
Discontinued operations, net of tax	(192,447)	(13,717)	(49,306)
Net loss	$(172,090)	$(34,344)	$(41,286)
Basic earnings per share:
Basic income (loss) per share from continuing operations	$0.21	$(0.20)	$0.07
Basic loss per share from discontinued operations	(1.96)	(0.13)	(0.45)
Basic net earnings (loss) per share	$(1.75)	$(0.33)	$(0.38)
Shares used in computing basic net earnings per share	98,371	104,623	108,923
Diluted earnings per share:
Diluted income (loss) per share from continuing operations	$0.21	$(0.20)	$0.07
Diluted loss per share from discontinued operations	(1.95)	(0.13)	(0.43)
Diluted net earnings (loss) per share	$(1.74)	$(0.33)	$(0.36)
Shares used in computing diluted net earnings per share	99,092	104,623	113,131

See the accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(172,090)	$(34,344)	$(41,286)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,237)	(1,226)	304
Unrealized gains on investments, net	613	164	522
Other comprehensive (loss) income	(2,624)	(1,062)	826
Comprehensive loss	$(174,714)	$(35,406)	$(40,460)

See the accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2010	111,315,257	$112	(5,233,975)	$(134,931)	1,781,986	$(1,139)	$102,305	$1,748,333
Net (loss) income							(41,286)	(41,286)
Other comprehensive (loss) income						826		826
Issuance of common stock upon exercise of options	1,996,022	2			41,823			41,825
Issuance of common stock under employee stock purchase plan	839,237	1			14,205			14,206
Issuance of restricted stock, net	1,274,682	1			(1)			—
Acquisitions	5,904,436	6			356,749			356,755
Exercise of warrants	701,474	1			(1)			—
Conversion of convertible debt	488,496							—
Exercise of convertible bond call option			(807,935)					—
Equity-based compensation					64,051			64,051
Convertible debt repurchase					(170,231)			(170,231)
Tax benefit from convertible debt repurchase					7,972			7,972
Reclass redeemable equity component of convertible debt					3,859			3,859
Excess tax benefit (deficiency) associated with stock plans					319			319
Repurchase of warrant and sale of call option, net			(185,247)	(9,976)	13,671			3,695
Stock repurchase			(6,839,076)	(337,572)				(337,572)
Balances as of December 31, 2011	122,519,604	$123	(13,066,233)	$(482,479)	$2,114,402	$(313)	$61,019	$1,692,752
Net (loss) income							(34,344)	(34,344)
Other comprehensive (loss) income						(1,062)		(1,062)
Issuance of common stock upon exercise of options	332,623				5,280			5,280
Issuance of common stock under employee stock purchase plan	528,755	1			10,327			10,328
Issuance of restricted stock, net	1,414,694	1			(1)			—
Equity-based compensation					65,646			65,646
Excess tax benefit (deficiency) associated with stock plans					913			913
Stock repurchase			(8,354,780)	(152,092)				(152,092)
Balances as of December 31, 2012	124,795,676	$125	(21,421,013)	$(634,571)	$2,196,567	$(1,375)	$26,675	$1,587,421
Net (loss) income							(172,090)	(172,090)
Other comprehensive (loss) income						(2,624)		(2,624)
Issuance of common stock upon exercise of options	300,425				4,327			4,327
Issuance of common stock under employee stock purchase plan	1,237,344	1			14,241			14,242
Issuance of restricted stock, net	2,017,960	2			(2)			—
Equity-based compensation					64,226			64,226
Excess tax benefit (deficiency) associated with stock plans					(163)			(163)
Stock repurchase			(9,149,386)	(182,123)				(182,123)
Balances as of December 31, 2013	128,351,405	$128	(30,570,399)	$(816,694)	$2,279,196	$(3,999)	$(145,415)	$1,313,216
See accompanying notes to consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(172,090)	$(34,344)	$(41,286)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	192,447	13,717	49,306
Change in fair value of interest rate swaps and caps, net of premium	3,173	20,202	16,727
Depreciation	16,871	19,988	18,759
Amortization of intangible assets	74,413	74,337	77,145
Asset impairment charge	4,391	1,292	15,318
Debt modification expense	1,351	4,496	—
Amortization of note issuance costs and convertible note discount	17,931	15,911	19,727
Equity-based compensation	56,772	56,644	54,192
Loss on debt redemption	2,761	1,758	11,514
Deferred taxes	(1,051)	5,992	8,351
Other, net	9,570	9,838	7,924
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(11,491)	14,444	(22,435)
Deferred revenue	(1,743)	2,065	(6,008)
Prepaid expenses, other current assets, and other assets	12,412	(14,543)	2,790
Income taxes	(3,560)	(15,113)	5,622
Accounts payable, accrued expenses, and other long-term liabilities	2,075	(19,560)	(8,701)
Net cash provided by operating activities of continuing operations	204,232	157,124	208,945
Net cash (used in) provided by operating activities of discontinued operations	(8,893)	29,255	37,970
Net cash provided by operating activities	195,339	186,379	246,915
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(664,364)	(781,134)	(390,803)
Sales or maturities of long and short-term marketable investments	855,113	438,954	536,425
Proceeds from sale of business	1,000	18,458	2,000
Payment to Rovi Entertainment Store buyer	(8,500)	—	—
Purchases of property and equipment	(19,067)	(15,041)	(18,344)
Payments for acquisition, net of cash acquired	(10,000)	(19,989)	(433,733)
Other investing, net	(105)	(1,374)	(1,906)
Net cash provided by (used in) investing activities of continuing operations	154,077	(360,126)	(306,361)
Net cash used in investing activities of discontinued operations	(1,374)	(5,614)	(4,621)
Net cash provided by (used in) investing activities	152,703	(365,740)	(310,982)
Cash flows from financing activities:
Payments under capital lease and debt obligations	(849,141)	(324,639)	(455,060)
Sale of convertible bond call option and repurchase of warrant, net	—	—	3,695
Purchase of treasury stock	(182,123)	(152,092)	(337,572)
Proceeds from issuance of debt, net of issuance costs	537,524	788,532	732,978
Excess tax benefits associated with equity plans	—	913	319
Proceeds from exercise of options and employee stock purchase plan	18,569	15,608	56,031
Net cash (used in ) provided by financing activities of continuing operations	(475,171)	328,322	391
Net cash used in financing activities of discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(475,171)	328,322	391
Effect of exchange rate changes on cash	(1,736)	(389)	261
Net (decrease) increase in cash and cash equivalents	(128,865)	148,572	(63,415)
Cash and cash equivalents at beginning of period	285,352	136,780	200,195
Cash and cash equivalents at end of period	$156,487	$285,352	$136,780

Supplemental disclosures:
Income taxes paid	$23,619	$27,212	$16,625
Income tax refunds received	$8,900	$3,547	$1,625
Interest paid	$42,749	$46,440	$34,504
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

The Company is focused on powering the discovery and personalization of digital entertainment. The Company provides a broad set of integrated solutions that are embedded in its customers' products and services, connecting consumers with entertainment. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and the Company's extensive database of "Metadata" (i.e. descriptive information, promotional images or other content that describe or relate to television shows, videos, movies, music, books, games or other entertainment content). In addition to offering Company developed IPGs, customers may also license the Company's patents and deploy their own IPG or a third party IPG. The Company also offers advertising and analytics services.  Rovi's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rovi Corporation and its wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions.

During the fourth quarter of 2013, the Company made a determination that it would pursue selling its DivX and MainConcept business. On September 1, 2013, the Company sold its Rovi Entertainment Store business. On August 15, 2013 the Company sold its Consumer Website business, which includes the SideReel.com and all music.com sites, among others. On February 1, 2012, the Company sold its Roxio Consumer Software business. The results of operations and cash flows of the DivX and MainConcept, Rovi Entertainment Store, Consumer Website and the Roxio Consumer Software businesses have been classified as discontinued operations for all periods presented (See Note 5).
Reclassifications
Certain financial statement items for prior periods have been reclassified to conform to the 2013 presentation.
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

(2) Summary of Significant Accounting Policies
Recent Accounting Pronouncements

In June 2013, the Emerging Issues Task Force (the "EITF") reached final consensus on Issue 13-C, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. The EITF concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company will adopt this consensus on January 1, 2014. The adoption is expected to reduce both the Company's long-term income tax payable and the Company's deferred tax asset for net operating loss carryforwards by approximately $39.7 million.

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
Comprehensive Loss
Comprehensive loss includes net loss, foreign currency translation adjustments and unrealized gains and losses, net of related taxes, on marketable investment securities that have been excluded from the determination of net loss.
On January 1, 2012, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), except for the provisions of ASU 2011-05 which were deferred by Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, the Company presents other comprehensive income in a separate statement following the Consolidated Statement of Operations. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the Consolidated Statement of Operations and the Consolidated Statement of Comprehensive Income. ASU 2011-12 indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 only relates to disclosure requirements and its adoption did not have a material effect on the Company's results from operations or financial position.

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
Revenue Recognition
The Company’s revenue from continuing operations primarily consists of license fees for the Company's IPG products and patents, content protection technologies and entertainment Metadata and advertising revenue. The Company recognizes revenue when the following conditions are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.
Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. The Company allocates the total consideration among the various elements based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE). If neither VSOE nor TPE exist, the Company uses its best estimate of selling price (BESP) to allocate the arrangement consideration. The allocation of value may impact the amount and timing of revenue recorded in the Consolidated Statement of Operations during a given period.
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
CE and Service Provider Licensing
The Company licenses its proprietary IPG technology and ACP technology to consumer electronics (“CE”) manufacturers, integrated circuit makers, service providers and others. The Company generally recognizes revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. The Company has established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of the Company’s large CE IPG licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. The Company at times enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, the Company generally would use BESP to allocate the consideration between the release for past infringement and the go-forward patent license. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term. In addition, the Company enters into agreements in which the licensee pays the Company a one-time fee for a perpetual license to its ACP technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.
The Company also generates advertising revenue through its IPGs and other platforms. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.
Metadata Licensing

The Company licenses its Metadata to service providers, CE manufacturers and online portals among others. The Company generally receives a monthly or quarterly fee from its licensees for the right to use the Metadata, receive regular updates and integrate it into their own service. The Company recognizes revenue on a straight-line basis over the period its licensee has the right to receive the Metadata service.

Discontinued Operations-DivX and MainConcept
The Company generally licenses its DivX and MainConcept codecs for a per unit fee or an annual fee. The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of the Company’s large CE licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. In addition, the Company enters into agreements in which the licensee pays the Company a one-time fee for a perpetual license to its DivX technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.
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
The Company performs ongoing credit evaluations of its customers as necessary. For the years ended December 31, 2013 and 2012, one customer represented approximately 11% of the Company's net revenue from continuing operations. As a percentage of net revenues from continuing operations, the Company did not have any customers that were equal to or greater than 10% of net revenue for the year ended December 31, 2011. As of December 31, 2013, a receivable from one customer represented 14% of the Company's account receivable. As of December 31, 2012, the Company did not have any customers whose receivable exceeded 10% of its accounts receivable.
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
The following is a reconciliation between weighted average number of shares used to calculate Basic EPS and Diluted EPS (in thousands):

	December 31,
	2013	2012	2011
Basic EPS - weighted average number of common shares outstanding	98,371	104,623	108,923
Dilutive effect of employee equity incentive plans	721	—	2,008
Dilutive effect of convertible debt	—	—	1,349
Dilutive effect of warrants	—	—	851
Diluted EPS - weighted average number of common shares and common share equivalents outstanding	99,092	104,623	113,131
The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	December 31,
	2013	2012	2011
Stock options	4,038	5,069	1,754
Restricted stock	1,565	3,005	462
Convertible notes (1)	6,141	6,144	—
Total weighted average potential common shares excluded from diluted net earnings per share	11,744	14,218	2,216

(1)	See Note 7 for additional details.

In addition, for the years ended December 31, 2013 and 2012, the Company excluded 0.6 million and 0.2 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved as of December 31, 2013 and 2012, respectively.
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
Research and Development
Expenditures for research and development are expensed as incurred. The Company had no capitalized research and development costs as of December 31, 2013 and 2012.
Advertising Expenses
The Company expenses all advertising costs as incurred and for its continuing operations classifies these costs under selling, general and administrative expense. Advertising expenses for the years ended December 31, 2013, 2012 and 2011, were $9.7 million, $11.7 million and $11.5 million, respectively.

(3) Financial Statement Details
Property and Equipment, Net (in thousands):

	December 31,
	2013	2012
Computer software and equipment	$125,657	$113,378
Leasehold improvements	20,973	21,056
Furniture and fixtures	6,500	6,430
	153,130	140,864
Less accumulated depreciation and amortization	(119,780)	(108,073)
Property and equipment, net	$33,350	$32,791
Depreciation expense for our continuing operations for the years ended December 31, 2013, 2012 and 2011 was $16.9 million, $20.0 million, and $18.8 million, respectively.
Accounts Payable and Accrued Expenses (in thousands):

	December 31,
	2013	2012
Accounts payable	$3,384	$2,274
Accrued compensation	28,135	31,295
Interest payable	2,924	2,957
Other accrued liabilities	60,117	58,304
Accounts payable and accrued expenses	$94,560	$94,830
Interest Income and Other, Net (in thousands):

	Year ended December 31,
	2013	2012	2011
Interest income	$2,269	$2,898	$2,775
Foreign currency (losses) gains	(538)	63	(205)
Other income	1,068	242	2,289
Interest income and other, net	$2,799	$3,203	$4,859
Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2013	$2,526	$—	$51	$2,475
2012	$2,689	$81	$244	$2,526
2011	$2,141	$731	$183	$2,689

(4) Acquisitions
2013 Acquisitions
On March 8, 2013, the Company acquired IntegralReach Corporation ("IntegralReach") for approximately $10.0 million, plus an additional $3.0 million in contingent consideration that will be paid if certain customer attainment goals are met. IntegralReach is an analytics technology company with core technology built for analyzing large amounts of data. The contingent consideration has been included in other non current liabilities on the Consolidated Balance Sheet at its estimated Level 3 (see Note 10) fair value of $3.0 million.
2012 Acquisitions
On May 21, 2012, the Company acquired Snapstick, Inc. ("Snapstick") for approximately $20.0 million in cash. Snapstick has developed a software platform that allows consumers to use a mobile device or laptop to make content available on a TV monitor.
2011 Acquisitions
Sonic Acquisition
On February 17, 2011, the Company acquired 100% of the outstanding common stock of Sonic Solutions, Inc. ("Sonic") in a cash and stock transaction. Sonic was a developer of technologies, products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms. Sonic's operations primarily consisted of the Roxio Consumer Software, DivX and MainConcept and the Rovi Entertainment Store businesses. As of December 31, 2013, the Company has either sold or reclassified to held for sale all of the assets of these businesses (See Note 5).
The Company accounted for the transaction under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic 805 “Business Combinations” (ASC 805). The total purchase price for Sonic was approximately $763.1 million and was comprised of the following (in thousands, except share and per share amounts):

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

(5) Discontinued Operations and Assets Held for Sale
DivX and MainConcept
During the fourth quarter of 2013 the Company made a determination that it would pursue selling its DivX and MainConcept business. The Company has therefore reclassified the assets and liabilities of the business to held for sale as of December 31, 2013, and has recorded the operations and cash flows of the business as discontinued operations for all periods presented. In connection with moving the assets to held for sale the Company recorded a $64.9 million impairment to the goodwill and intangible assets of the business to reduce the carrying value of the asset group to its fair value less costs to sell. The fair value of the asset group was primarily based on initial indications of interest the Company received from potential buyers.

Assets and liabilities held for sale included the following as of December 31, 2013 (in thousands):

December 31, 2013
Trade accounts receivable, net	$5,339
Taxes receivable	4,641
Prepaid and other assets	456
Property and equipment, net	1,248
Intangible assets	94,619
Other long-term assets	385
Accounts payable and other liabilities	(3,494)
Taxes payable, less current portion	(26)
Deferred revenue	(1,993)
Total net assets held for sale	$101,175
Consumer Website
On August 15, 2013, the Company sold its Consumer Website business, which includes the SideReel.com and allmusic.com sites, among others, for $1.0 million. The Company has recorded the operations and cash flows of the Consumer Website business as discontinued operations for all periods presented.
Rovi Entertainment Store

During the fourth quarter of 2012, the Company made a determination that it would pursue selling its Rovi Entertainment Store business. On September 1, 2013, the Company sold its Rovi Entertainment Store business. Additionally, the Company agreed to transfer $8.5 million to the buyer and the Company received a $2.0 million unsecured note payable from the buyer. The results of operations and cash flows of the Rovi Entertainment Store business have been reclassified to discontinued operations for all periods presented.

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
Previous Software Business
In 2013, 2012 and 2011, the Company recorded $0.6 million, $2.1 million and $1.5 million in expenses related to indemnification for IP infringement claims relating to the Company’s previous software business which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008.

All Discontinued Operations
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Net revenue:
Roxio Consumer Software	$—	$5,295	$52,566
Rovi Entertainment Store	9,367	14,632	9,834
Consumer Website	3,281	7,424	5,931
DivX and MainConcept	73,068	117,055	90,918
Pre-tax (loss) income from operations:
Previous Software	$(626)	$(2,133)	$(1,496)
Roxio Consumer Software (1)	(3,250)	(449)	(49,529)
Rovi Entertainment Store (2)	(99,507)	(41,129)	(29,231)
Consumer Website (3)	(10,974)	(4,184)	(3,776)
DivX and MainConcept (4)	(63,144)	46,244	19,286
Pre-tax (loss) gain on disposal of business units	(9,520)	573	—
Income tax (expense) benefit	(5,426)	(12,639)	15,440
Loss from discontinued operations, net of tax	$(192,447)	$(13,717)	$(49,306)

(1)
The year ended December 31, 2013, includes $3.3 million in expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold. The year ended December 31, 2011, includes a $40.6 million impairment to the goodwill and finite-lived intangible assets of the business to reduce the carrying value of the asset group to fair value less costs to sell.

(2)	The year ended December 31, 2013, includes $73.1 million in asset impairment charges.

(3)	The year ended December 31, 2013, includes $6.8 million in goodwill and intangible asset impairment charges.

(4)
The year ended December 31, 2013, includes a $64.9 million impairment to the goodwill and finite-lived intangible assets of the business to reduce the carrying value of the asset group to fair value less costs to sell.

(6) Goodwill and Other Intangible Assets
The Company assesses its goodwill for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determines the fair value of its reporting unit using a discounted cash flow approach and / or a market approach and compares it to the carrying amount of the reporting unit at the date of the impairment analysis. The Company’s publicly traded equity is a key input in determining the fair value of its reporting unit. An other-than-temporary decline in the value of the Company’s publicly traded equity and / or a significant decrease in the Company’s future business prospects could require the Company to record a goodwill and / or intangible asset impairment charge in the future. The Company did not record any goodwill impairment charges to its continuing operations for any of the periods presented.
Goodwill information is as follows for continuing operations (in thousands):

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation	Reclassified to Assets Held for Sale	Balance at End of Period
2013	$1,341,035	$8,149	$(1,141)	$(49,595)	$1,298,448
2012	$1,364,145	$14,386	$(555)	$(36,941)	$1,341,035
2011	$857,216	$510,998	$(307)	$(3,762)	$1,364,145

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$816,988	$(378,059)	$438,929
Existing contracts and customer relationships	44,724	(27,042)	17,682
Content databases and other	56,804	(35,186)	21,618
Trademarks / Tradenames	8,300	(8,300)	—
	$926,816	$(448,587)	$478,229
	December 31, 2012
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$895,571	$(339,966)	$555,605
Existing contracts and customer relationships	146,524	(54,512)	92,012
Content databases and other	57,234	(29,204)	28,030
Trademarks / Tradenames	25,300	(11,453)	13,847
	$1,124,629	$(435,135)	$689,494
The following table summarizes the Company's estimated amortization expense for its continuing operations through the year 2018 and thereafter (in thousands):

Amortization Expense
2014	$72,144
2015	67,363
2016	65,844
2017	65,360
2018	63,013
Thereafter	144,505
Total amortization expense	$478,229

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
In accordance with ASC 470, related to accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components of the 2040 Convertible Notes to reflect its non-convertible debt borrowing rate of 7.75%, at the time the instrument was issued, when interest cost is recognized. The debt discount is being amortized through February 2015, which represents the first date the 2040 Convertible notes can be called by the Company or put to the Company by the note holders. During the year ended December 31, 2011, the Company repurchased a total of $169.0 million in par value of the 2040 Convertible Notes for $203.2 million. In connection with the repurchases, the Company recorded a $8.3 million loss on debt redemption during the year ended December 31, 2011. The Company did not repurchase any of the 2040 Convertible Notes during the years ended December 31, 2013 and 2012.
As of December 31, 2013 and December 31, 2012, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of December 31, 2013 and December 31, 2012, the unamortized discount on the 2040 Convertible Notes was $15.8 million and $28.8 million, respectively, resulting in a carrying amount of $275.2 million and $262.2 million, respectively. During the years ended December 31, 2013 and 2012, the Company recorded $12.9 million and $12.0 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount.
Convertible Senior Notes Due 2011
In August 2006, Rovi Solutions, a wholly-owned subsidiary of the Company, issued $240.0 million in 2.625% convertible senior notes (the “2011 Convertible Notes”) due in 2011 at par. During the year ended December 31, 2011, the Company repurchased a total of $106.3 million in par value of the 2011 Convertible Notes for $221.1 million. In connection with the repurchases, the Company recorded $3.2 million in losses on debt redemption during the year ended December 31, 2011. In August 2011, the remaining 2011 Convertible Notes with a par value of $28.4 million were converted by the note holders. In connection with the conversion, the Company issued 0.5 million shares of its common stock and paid $28.4 million in cash to the note holders.
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
Senior Secured Term Loans
On February 7, 2011, the Company, as guarantor, two of the Company’s subsidiaries, Rovi Solutions Corporation and Rovi Guides Inc. (collectively, the "Borrowers") and certain of the Company's other subsidiaries, as subsidiary guarantors (together with the Company and the Borrowers, the "Loan Parties"), entered into a credit agreement (the "Initial Credit Agreement"), pursuant to which the Borrowers jointly borrowed $750 million. The Initial Credit Agreement provided for a 5-year $450 million term loan (“Term Loan A-1”) and a 7-year $300 million term loan (“Term Loan B-1”). The term loans are secured by substantially all of the Company's assets. On March 29, 2012, the Initial Credit Agreement was amended and restated (the "Amended and Restated Credit Agreement") to provide for two new tranches of term loans totaling $800 million: (i) a 5-year $215 million term loan (“Term Loan A-2”), and (ii) a 7-year $585 million term loan (“Term Loan B-2”). The proceeds of the two new tranches of term loans were partially used to pay off the remaining $297.8 million balance of Term Loan B-1. The Term Loan A-1 and Term Loan A-2 require annual amortization payments and mature on February 7, 2016 and March 29, 2017, respectively. Term Loan A-1 bears interest, at the Company’s election, at either prime rate plus an applicable margin equal to 1.5% per annum or LIBOR plus an applicable margin equal to 2.5% per annum, and was issued at a discount of $2.8 million to par value. Term Loan A-2 bears interest, at the Company's election, at either the prime rate plus an applicable margin equal to 1.25% per annum or LIBOR plus an applicable margin equal to 2.25% per annum, and was issued at a discount of $1.0 million to par value. On April 9, 2013, the Company entered into a Refinancing Amendment and Joinder Agreement (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement, dated as of February 7, 2011, as amended and restated as of March 29, 2012, as further amended pursuant to that certain Amendment No. 1 dated as of February 13, 2013. The Refinancing Amendment provides for a new tranche of term loans ("Term Loan B-3") in the aggregate principal amount of $540.0 million. Term Loan B-3 matures on March 29, 2019. The Company used the proceeds from Term Loan B-3 to refinance in full all outstanding Term Loan B-2 amounts. Term Loan B-3 bears interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 1.75% per annum and was issued at a discount of $1.4 million to par value.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Loan Parties to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. Due to the $200.0 million voluntary payment made in November 2013, the Company will not have to make an Excess Cash Flow Payment in February 2014. As of December 31, 2013, the carrying values of Term Loan A-1, Term Loan A-2 and Term Loan B-3 were $220.9 million, $167.4 million and $523.1 million, net of discount, respectively.
The Company accounted for the issuance of Term Loan B-3 and subsequent repayment of Term Loan B-2 as a partial debt modification, as a significant number of Term Loan B-2 investors reinvested in Term Loan B-3, and the change in the present value of future cash flows between Term Loan B-2 and Term Loan B-3 was less than 10%. Under debt modification accounting, $3.6 million in unamortized debt issuance costs related to Term Loan B-2 investors who reinvested in Term Loan B-3 are being amortized to Term Loan B-3 interest expense using the effective interest method. In addition, $0.1 million in Term Loan B-3 debt issuance costs, related to new investors in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. Debt issuance costs of $1.0 million relating to the issuance of Term Loan B-3 to Term Loan B-2 investors, have been recorded as debt modification expenses on the Company's Consolidated Statement of Operations for the year ended December 31, 2013. In addition, the Company realized a loss on debt redemption of $2.8 million related to writing off the unamortized Term Loan B-2 debt issuance costs related to investors who did not reinvest in Term Loan B-3 and the unamortized debt discount on Term Loan B-2.
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
Debt Repurchase Program
In February 2011, the Company's Board of Directors authorized the repurchase of up to $300.0 million of debt outstanding. In May 2011, the Company's Board of Directors replaced the February 2011 authorization with a new repurchase authorization of up to $300.0 million of debt outstanding. During the year ended December 31, 2011, the Company paid $424.4 million to repurchase debt under its debt repurchase program, of which $89.9 million was repurchased under the May 2011 authorization with the remainder being repurchased under prior authorization. In October 2013, the Company's Board of Directors replaced the May 2011 authorization with a new repurchase authorization of up to $250.0 million of debt outstanding. During the year ended December 31, 2013, the Company made a voluntary debt payment of $200.0 million under the October 2013 authorization. As of December 31, 2013, the Company had $50.0 million remaining under its existing debt repurchase authorization.
In connection with the issuance of Term Loan B-3, the Company's Board of Directors authorized the repurchase of the $540.0 million remaining balance of Term Loan B-2. In connection with the issuance of Term Loan A-2 and Term Loan B-2, the Company's Board of Directors authorized the repurchase of the $297.8 million remaining balance of Term Loan B-1. These repurchase authorizations were in addition to any other authorization that were outstanding at the time.
The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of December 31, 2013:

	Carrying Value	Par Value
Term Loan A-1	$220,885	$221,696
Term Loan A-2	167,368	167,974
Term Loan B-3	523,140	524,335
2040 Convertible Notes	275,171	290,990
	$1,186,564	$1,204,995
The aggregate amount of debt payments due in each of the next five years and thereafter is as follows (in thousands):

2014	$—
2015 (1)	290,990
2016	246,841
2017	152,779
2018	5,400
Thereafter	508,985
Total	$1,204,995

(1)	The 2040 Convertible Notes have been included in the above table based on the first put / call date which is February 2015 (see above for additional information)

(8) Investments
The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$29,764	$—	$—	$29,764
Cash equivalents - Money markets	126,723	—	—	126,723
Total cash and cash equivalents	$156,487	$—	$—	$156,487
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(697)	$14,903
Corporate debt securities	177,474	144	(26)	177,592
Foreign government obligations	17,992	—	(20)	17,972
U.S. Treasury/Agencies	274,145	45	(23)	274,167
Total available-for-sale investments	$485,211	$189	$(766)	$484,634
Total cash, cash equivalents and investments				$641,121
The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$51,629	$—	$—	$51,629
Cash equivalents - Money markets	212,123	—	—	212,123
Cash equivalents - Corporate debt securities	21,600	—	—	21,600
Total cash and cash equivalents	$285,352	$—	$—	$285,352
Available-for-sale investments:
Auction rate securities	$15,700	$—	$(1,413)	$14,287
Corporate debt securities	365,268	196	(100)	365,364
Foreign government obligations	20,745	19	(1)	20,763
U.S. Treasury/Agencies	282,412	75	(20)	282,467
Total available-for-sale investments	$684,125	$290	$(1,534)	$682,881
Total cash, cash equivalents and investments				$968,233
As of December 31, 2013, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$365,976
Due in 1-2 years	103,755
Due in 2-3 years	—
Due in greater than 3 years	14,903
Total	$484,634
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$—	$—	$14,903	$(697)	$14,903	$(697)
Corporate securities	54,052	(26)	—	—	54,052	(26)
Foreign government obligations	17,972	(20)	—	—	17,972	(20)
U.S. Treasuries / Agencies	68,446	(23)	—	—	68,446	(23)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$—	$—	$14,287	$(1,413)	$14,287	$(1,413)
Corporate securities	165,882	(100)	—	—	165,882	(100)
Foreign government obligations	3,162	(1)	—	—	3,162	(1)
U.S. Treasuries / Agencies	64,386	(20)	—	—	64,386	(20)
Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at December 31, 2013 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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

The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Consolidated Statements of Operations. During the years ended December 31, 2013, 2012 and 2011, the Company recorded a gain of $2.9 million, and a loss of $10.6 million and $4.3 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 10.

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
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$126,723	$126,723	$—	$—
Corporate debt securities (2)	136,133	—	136,133	—
Foreign government obligations (2)	8,148	—	8,148	—
U.S. Treasuries / Agencies (2)	221,695	—	221,695	—
Non-Current Assets
Auction rate securities (3)	14,903	—	—	14,903
Corporate debt securities (3)	41,459	—	41,459	—
Foreign government obligations (3)	9,824	—	9,824	—
U.S. Treasuries / Agencies (3)	52,472	—	52,472	—
Total	$611,357	$126,723	$469,731	$14,903
Non-Current Liabilities
Interest rate swaps and caps (4)	$(6,942)	$—	$(6,942)	$—

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet.

(2)	Included in short-term investments on the Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable securities on the Consolidated Balance Sheet and classified as available-for-sale securities.

(4)
Included in other non current liabilities on the Consolidated Balance Sheet. As of December 31, 2013, the fair value of the Company's interest rate swaps and caps in an asset position was $20.3 million and the fair value in a liability position was $27.2 million. These amounts have been recorded on a net basis on the Company's balance sheet.

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

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of December 31, 2013, 2012, and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Balance at beginning of period	$14,287	$14,314	$14,999
Acquired ARS-Sonic Solution acquisition	—	—	3,002
Unrealized gain (loss) included in accumulated other comprehensive income	716	(27)	622
Realized gain on settlement	—	—	51
Settlements	(100)	—	(4,360)
Balance at end of period	$14,903	$14,287	$14,314
The fair value of the Company’s outstanding debt at December 31, 2013 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$220,885	$220,588
Term Loan A-2	167,368	167,353
Term Loan B-3	523,140	518,462
2040 Convertible Notes (1)	275,171	294,220
	$1,186,564

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 7 for additional details.

(11) Restructuring and Asset Impairment Charges
2013 Restructuring Actions
During 2013, the Company continued the review of its operations that began in the third quarter of 2012 (see below). As a result of this analysis, the Company has taken additional cost reduction actions, which have resulted in a restructuring charge of $7.7 million being recorded during 2013. Included in the restructuring charge is $0.9 million of severance charges, $0.7 million to accrue for the present value of lease payments for abandoned office space, $4.1 million in asset impairment charges and $2.0 million in stock compensation expense due to the contractual acceleration of the vesting of restricted stock of certain employees who are no longer with the Company. Of the total restructuring charge of $7.7 million, $7.6 million related to our continuing operations and $0.1 million relate to discontinued operations. As of December 31, 2013, $0.4 million in future lease payments for abandoned office space remain unpaid.
Q3 2012 Restructuring Action
During the third quarter of 2012, the Company reviewed its costs in order to reduce and more efficiently manage its operating expenses. As a result of this analysis, the Company took cost reduction actions, which resulted in a restructuring charge of $4.8 million being recorded during 2012. Included in the restructuring charge is $2.9 million of severance charges, $0.9 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.0 million in asset impairment charges. Of the total restructuring charge of $4.8 million, $3.5 million related to continuing operations and $1.3 million relate to discontinued operations. As of December 31, 2013, $0.2 million of severance costs remain unpaid.
Q1 2012 Restructuring Action
In connection with a review of the Company's operations, the Company reorganized certain parts of its sales and product development groups. These actions resulted in severance charges of $0.8 million in the first quarter of 2012, all of which have been paid.
Sonic Acquisition Restructuring Plan
In conjunction with the Sonic acquisition, management acted upon a plan to restructure certain Sonic operations to create cost efficiencies for the combined company. These restructuring actions occurred throughout 2011 and resulted in a restructuring charge of $8.1 million, which included $4.4 million for employee severance, $1.0 million in stock compensation expense due to the contractual acceleration of restricted stock and stock options, $1.4 million to accrue for the present value of lease payments (net of subleases) for abandoned office space and $1.3 million in asset impairment charges for the year ended December 31, 2011. Of the total 2011 restructuring charge of $8.1 million, $7.0 million related to continuing operations and $1.1 million related to discontinued operations.
During the first quarter of 2012, the Company recorded an additional $0.6 million in restructuring charges to its continuing operations, which included $0.3 million for employee severance and contract termination costs and $0.3 million to accrue for the present value of lease payments for abandoned office space. Of the total restructuring charge $0.6 million, $0.4 million related to continuing operations and $0.2 million related to discontinued operations. As of December 31, 2013, all of the Sonic restructuring costs have been paid.
BD+
On July 1, 2011, the Company sold its BD+ technology assets. In conjunction with the disposition of the BD+ technology assets, the Company recorded a $13.5 million impairment charge related to the BD+ intangible assets during the second quarter of 2011.

(12) Equity-based Compensation
Stock Options Plans
The Company grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”) and the 2004 Sonic Equity Compensation Plan (the "2004 Plan"). Effective April 30, 2013, the Company's stockholders approved an amendment to the 2008 Plan to increase the reserve for common stock authorized for issuance by 4.5 million shares. The amendment provides for the 2008 Plan to be the successor to and continuation of the 2000 Plan and 2004 Plan (together, the “Prior Plans”) so that no new awards will be granted under the Prior Plans, the shares remaining available for grant under the Prior Plans will become available for grant under the 2008 Plan, and shares subject to outstanding stock awards granted under the Prior Plans that expire or are terminated or forfeited, will become available for grant under the 2008 Plan. The amendment also provides that the number of shares available for issuance under the 2008 Plan is reduced by 1.7 shares for each restricted stock or restricted stock unit grant.
As of December 31, 2013, the Company had a total of 21.2 million shares reserved and 9.6 million shares available for issuance under the 2008 Plan.
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
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of December 31, 2013, the number of restricted stock awards outstanding and unvested was 3.6 million, which includes 0.9 million shares of performance based restricted stock awards. The vesting of these performance shares is primarily contingent upon meeting defined levels of achievement of financial results. As of December 31, 2013, the number of restricted stock units outstanding and unvested was 0.3 million.
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
As of December 31, 2013, the Company had reserved, and available for future issuance, 3.5 million shares of common stock under the ESPP.
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

	Year ended December 31,
	2013	2012	2011
Option Plans:
Dividends	0%	0%	0%
Expected term	4.0 years	4.4 years	4.6 years
Risk free interest rate	0.7%	0.6%	1.6%
Volatility rate	46%	47%	44%
ESPP Plan:
Dividends	0%	0%	0%
Expected term	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.2%	0.3%	0.3%
Volatility rate	47%	56%	40%
The weighted average per share fair value of equity-based awards are as follows:

	Year ended December 31,
	2013	2012	2011
Weighted average fair value:
Option grants	$7.35	$9.92	$20.34
Employee purchase share rights	$6.38	$4.41	$14.97
Restricted stock award grants	$18.34	$30.20	$51.23

As of December 31, 2013, there was $78.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees in continuing operations. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.5 years.
Activity under the Company's stock option plans is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	4,931,553	$25.64
Assumed options from Sonic acquisition	899,873	$36.11
Granted	1,786,296	$52.81
Canceled	(834,187)	$43.01
Exercised	(1,996,022)	$20.95
Outstanding at December 31, 2011	4,787,513	$36.67
Granted	1,819,900	$25.62
Canceled	(1,443,379)	$39.62
Exercised	(332,623)	$15.87
Outstanding at December 31, 2012	4,831,411	$33.06
Granted	949,750	$20.17
Canceled	(924,403)	$31.40
Exercised	(300,425)	$14.40
Outstanding at December 31, 2013	4,556,333	$31.94	4.4	$3,776
Vested and expected to vest at December 31, 2013	4,233,781	$32.55	4.3	$3,419
Exercisable at December 31, 2013	2,691,770	$35.37	3.6	$1,994

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $2.0 million, $3.8 million and $66.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
Activity related to the Company's restricted awards is as follows:

	Shares	Weighted-average Grant-Date Fair Value	Aggregate fair value (1) (in thousands)
Outstanding at December 31, 2010	1,408,844	$33.97
Granted	1,436,774	$51.23
Vested	(503,328)	$30.52	25,394
Forfeited	(168,197)	$44.76
Outstanding at December 31, 2011	2,174,093	$45.34
Granted	2,158,282	$30.20
Vested	(916,479)	$42.96	21,905
Forfeited	(773,568)	$41.37
Outstanding at December 31, 2012	2,642,328	$34.97
Granted	2,522,698	$18.34
Vested	(945,110)	$34.61	17,974
Forfeited	(575,187)	$29.31
Outstanding at December 31, 2013	3,644,729	$24.47

(1) Represents the fair value of the restricted award on the day the award vested.

The Company recorded $54.8 million, $56.6 million and $54.2 million in stock compensation expense from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively.

(13) Stock Repurchase Program
In October 2013, the Company's Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock. This October 2013 $250.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. In November 2011, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock. During the year ended December 31, 2013, the Company repurchased 9.1 million shares of its common stock for $182.1 million of which $107.1 million was repurchased under the November 2011 authorization and $75.0 million was repurchased under the October 2013 authorization. As of December 31, 2013, the Company had $175.0 million remaining under its existing stock repurchase program. As of December 31, 2013, treasury stock consisted of 30.6 million shares of common stock that had been repurchased, with a cost basis of approximately $816.7 million.
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

(14) Income Taxes
The components of income from continuing operations before income taxes are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Domestic income (loss)	$27,553	$(7,882)	$20,634
Foreign (loss) income	(5,656)	(3,587)	11,644
Income (loss) from continuing operations before income taxes	$21,897	$(11,469)	$32,278
Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$(1,265)	$(1,320)
State	(13,567)	(1,061)	3,020
Foreign	16,073	14,578	11,799
Total current expense	$2,506	$12,252	$13,499
Deferred:
Federal	(1,068)	(1,814)	12,058
State	(1,278)	973	(1,299)
Foreign	1,380	(2,253)	—
Total deferred tax (benefit) expense	(966)	(3,094)	10,759
Total tax expense from continuing operations	$1,540	$9,158	$24,258
Total tax expense (benefit) from discontinued operations	$5,426	$12,639	$(15,440)
Income tax expense for the years ended December 31, 2013, 2012, and 2011 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Federal tax	$7,628	$(4,014)	$11,306
State taxes, net of federal benefit	(1,226)	2,588	(431)
Tax credits	—	—	(3,269)
Tax impact on foreign operations	8,005	3,742	303
Change to contingencies	(6,641)	(3,459)	1,093
Compensation expense	4,851	3,356	1,997
Tax settlements	(6,280)	(2,527)	—
Change in valuation allowance	(4,857)	9,472	13,435
Others	60	—	(176)
Total tax expense	$1,540	$9,158	$24,258

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accruals, reserves and others	$15,578	$17,476
Impairment losses on investments	8,526	8,462
Equity-based compensation	23,383	18,819
Deferred revenue	3,186	4,714
Credits	129,091	89,676
Others	6,666	9,832
State NOL's and credits	2,845	14,226
Net operating loss carryforwards	419,385	450,648
Gross deferred tax assets	608,660	613,853
Valuation allowance	(389,155)	(358,233)
Total deferred tax assets	219,505	255,620
Deferred tax liabilities:
Intangible assets	(234,815)	(261,352)
Debt amortization	(3,547)	(7,305)
Others	(3,901)	(8,186)
Total deferred tax liabilities	(242,263)	(276,843)
Net deferred tax liabilities	$(22,758)	$(21,223)
During the three months ended March 31, 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement (PFA) program confirming that the Company recognized an ordinary tax loss of approximately $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement the Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. At December 31, 2013, the Company reviewed the determination made at March 31, 2010, that it is more likely than not that its deferred tax assets will not be realized. While the Company believes that its fundamental business model is robust, there has not been a change from the March 31, 2010, determination that it is more likely than not that its deferred tax assets will not be realized and as such has maintained a valuation allowance against deferred tax assets at December 31, 2013.
As of December 31, 2013, the Company had federal tax loss carryforwards of approximately $1.3 billion, of which $177.6 million related to stock option deductions and are not included in deferred tax assets.  The federal loss carryforwards will expire from 2028 through 2030.  The Company has state net operating loss carryforwards of approximately $97.4 million as of December 31, 2013.  The state loss carryforwards will expire from 2015 through 2032.
The Company has federal and state research and development credits available to reduce future income tax expense of approximately $25.2 million and $12.1 million, respectively.  The federal research credits will expire from 2016 through 2033. The state research credits can be carried forward indefinitely. The Company had foreign tax credits available to reduce future income tax expense of approximately $102.9 million and will expire from 2014 through 2023.
Utilization of state and federal net operating loss and credit carryforwards may be subject to limitations due to ownership changes.

The Company recognizes a liability for uncertain tax positions. The gross tax-affected unrecognized tax benefits which, if recognized, would affect the Company's tax rate were $42.3 million and $49.5 million as of December 31, 2013 and 2012. The Company recorded interest related to unrecognized tax benefits of approximately $0.2 million, $1.2 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, and released interest and penalties of $1.9 million and $1.1 million for settlements and statute closures for the years ended December 31, 2013 and 2012, respectively. Total accrued interest and penalties was $1.5 million and $3.2 million at December 31, 2013 and 2012. Interest and penalties are classified in income tax expense. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is (in thousands):

	Year ended December 31,
	2013	2012
Balance as of January 1	$126,535	$130,063
Additions from acquired companies	—	—
Additions for tax positions related to the current year	1,051	1,443
Reductions for tax provisions of prior years	(4,843)	(1,413)
Reductions for audit settlements	(650)	(388)
Reductions for statute of limitations closures	(242)	(3,170)
Balance as of December 31	$121,851	$126,535
The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
The Company has not provided U.S. Federal or state taxes on approximately $191.0 million of undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be permanently reinvested outside the U.S.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

(15) Geographic Information
Information on Revenue from Continuing Operations by Geographic Areas (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$316,215	$313,241	$311,919
International	221,852	212,853	272,205
Total Revenue	$538,067	$526,094	$584,124
Information on Long Lived Assets by Geographic Areas (in thousands):

	December 31,
	2013	2012
United States
Property and Equipment, net	$31,199	$29,765
Goodwill, net	1,279,662	1,321,107
Intangibles, net	476,399	687,013
Total United States	1,787,260	2,037,885
International
Property and Equipment, net	2,151	3,026
Goodwill, net	18,786	19,928
Intangibles, net	1,830	2,481
Total International	22,767	25,435
Total Long Lived Assets	$1,810,027	$2,063,320

(16) Commitments and Contingencies
Lease Commitments
The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2021. The Company's corporate headquarters are located in Santa Clara, California and such leases expire in 2017.  The Company also leases office space in Ann Arbor, Bedford, Burbank, New York, Radnor, San Diego, San Francisco, Tulsa, the United Kingdom, Luxembourg, China, Japan and other locations.  The Company records rent expense on a straight-line basis based on contractual lease payments.  Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.

Future minimum lease payments pursuant to these leases as of December 31, 2013 were as follows (in thousands):

Operating Leases
2014	$20,115
2015	15,491
2016	9,169
2017	4,958
2018	4,361
Thereafter	2,258
Total minimum lease payments	$56,352
Less sublease revenues	(16,562)
Net future minimum lease payments	$39,790

Rent expense from continuing operations was $11.2 million, $12.5 million, and $14.5 million, for the years ended December 31, 2013, 2012, and 2011, respectively.
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

(17) Quarterly Consolidated Financial Data (Unaudited)

	Quarter
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
2013 (1)
Revenues	$132,769	$129,151	$123,791	$152,356	$538,067
(Loss) income from continuing operations, net of taxes	$(1,050)	$5,436	$5,725	$10,246	$20,357
Discontinued operations, net of tax	$(24,683)	$(79,510)	$(17,199)	$(71,055)	$(192,447)
Net (loss) income	$(25,733)	$(74,074)	$(11,474)	$(60,809)	$(172,090)
Basic (loss) income per share from continuing operations	$(0.01)	$0.06	$0.06	$0.11	$0.21
Basic income (loss) per share from discontinued operations	(0.25)	(0.81)	(0.18)	(0.74)	(1.96)
Basic net earnings (loss) per share	$(0.26)	$(0.75)	$(0.12)	$(0.63)	$(1.75)
Diluted (loss) income per share from continuing operations	$(0.01)	$0.05	$0.06	$0.10	$0.21
Diluted income (loss) per share from discontinued operations	(0.25)	(0.80)	(0.18)	(0.72)	(1.95)
Diluted net earnings (loss) per share	$(0.26)	$(0.75)	$(0.12)	$(0.62)	$(1.74)
2012 (1)
Revenues	$132,700	$128,993	$131,791	$132,610	$526,094
(Loss) income from continuing operations, net of taxes	$(5,658)	$(12,937)	$(5,441)	$3,409	$(20,627)
Discontinued operations, net of tax	$1,049	$(5,612)	$(7,886)	$(1,268)	$(13,717)
Net (loss) income	$(4,609)	$(18,549)	$(13,327)	$2,141	$(34,344)
Basic (loss) income per share from continuing operations	$(0.05)	$(0.12)	$(0.05)	$0.03	$(0.20)
Basic income (loss) per share from discontinued operations	0.01	(0.05)	(0.08)	(0.01)	(0.13)
Basic net earnings (loss) per share	$(0.04)	$(0.17)	$(0.13)	$0.02	$(0.33)
Diluted (loss) income per share from continuing operations	$(0.05)	$(0.12)	$(0.05)	$0.03	$(0.20)
Diluted income (loss) per share from discontinued operations	0.01	(0.05)	(0.08)	(0.01)	(0.13)
Diluted net earnings (loss) per share	$(0.04)	$(0.17)	$(0.13)	$0.02	$(0.33)

(1)	Amounts have been reclassified to reflect the DivX and MainConcept business and the Consumer Web business as discontinued operations.