Form 10-Q
period 2014-03-31
Rovi Corp
filed 2014-04-30
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2014
Common stock, $0.001 par value	94,730,422

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$149,520	$156,487
Short-term investments	274,933	365,976
Trade accounts receivable, net	98,700	104,386
Taxes receivable	637	1,907
Deferred tax assets, net	2,720	18,621
Prepaid expenses and other current assets	18,666	14,936
Assets held for sale	—	106,688
Total current assets	545,176	769,001
Long-term marketable investment securities	102,905	118,658
Property and equipment, net	34,943	33,350
Finite-lived intangible assets, net	489,057	478,229
Other assets	16,302	16,907
Goodwill	1,336,881	1,298,448
Total assets	$2,525,264	$2,714,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,446	$94,560
Deferred revenue	20,742	9,848
Current portion of long-term debt	278,560	—
Liabilities held for sale	—	5,513
Total current liabilities	392,748	109,921
Taxes payable, less current portion	9,832	44,038
Long-term debt, less current portion	861,605	1,186,564
Deferred revenue, less current portion	21,724	4,641
Long-term deferred tax liabilities, net	62,232	41,379
Other non current liabilities	20,070	14,834
Total liabilities	1,368,211	1,401,377
Stockholders’ equity:
Common stock	128	128
Treasury stock	(939,833)	(816,694)
Additional paid-in capital	2,300,148	2,279,196
Accumulated other comprehensive loss	(3,710)	(3,999)
Retained deficit	(199,680)	(145,415)
Total stockholders’ equity	1,157,053	1,313,216
Total liabilities and stockholders’ equity	$2,525,264	$2,714,593

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$142,450	$132,769
Costs and expenses:
Cost of revenues	31,186	28,571
Research and development	25,557	27,644
Selling, general and administrative	36,220	37,667
Depreciation	4,401	4,231
Amortization of intangible assets	18,690	18,655
Restructuring and asset impairment charges	2,177	614
Total costs and expenses	118,231	117,382
Operating income from continuing operations	24,219	15,387
Interest expense	(13,563)	(16,161)
Interest income and other, net	238	629
Debt modification expense	—	(304)
Loss on interest rate swaps and caps, net	(2,635)	(1,044)
Income (loss) from continuing operations before income taxes	8,259	(1,493)
Income tax expense (benefit)	6,576	(561)
Income (loss) from continuing operations, net of tax	1,683	(932)
Discontinued operations, net of tax	(55,948)	(24,801)
Net loss	$(54,265)	$(25,733)
Basic earnings per share:
Basic income (loss) per share from continuing operations	$0.02	$(0.01)
Basic loss per share from discontinued operations	(0.60)	(0.25)
Basic net earnings per share	$(0.58)	$(0.26)
Shares used in computing basic net earnings per share	93,487	100,565
Diluted earnings per share:
Diluted income (loss) per share from continuing operations	$0.02	$(0.01)
Diluted loss per share from discontinued operations	(0.59)	(0.25)
Diluted net earnings per share	$(0.57)	$(0.26)
Shares used in computing diluted net earnings per share	94,436	100,565

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(54,265)	$(25,733)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	142	(2,220)
Unrealized gains on investments, net	147	169
Other comprehensive income (loss)	289	(2,051)
Comprehensive loss	$(53,976)	$(27,784)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(54,265)	$(25,733)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	55,948	24,801
Change in fair value of interest rate swaps and caps, net of premium	3,734	4,948
Depreciation	4,401	4,231
Amortization of intangible assets	18,690	18,655
Debt modification expense	—	304
Amortization of note issuance costs and convertible note discount	4,359	4,261
Equity-based compensation	10,180	14,016
Deferred taxes	(3,024)	(1,300)
Other, net	2,053	2,528
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	5,914	2,592
Deferred revenue	27,650	(1,461)
Prepaid expenses, other current assets, and other assets	(3,954)	2,141
Income taxes	3,886	(2,898)
Accounts payable, accrued expenses, and other long-term liabilities	(12,527)	(186)
Net cash provided by operating activities of continuing operations	63,045	46,899
Net cash used in operating activities of discontinued operations	(343)	(973)
Net cash provided by operating activities	62,702	45,926
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(31,811)	(207,077)
Sales or maturities of long and short-term marketable investments	143,153	310,785
Proceeds from sale of business	50,298	—
Purchases of property and equipment	(6,958)	(2,565)
Payments for acquisition, net of cash acquired	(60,707)	(10,000)
Other investing, net	(767)	(28)
Net cash provided by investing activities of continuing operations	93,208	91,115
Net cash used in investing activities of discontinued operations	—	(495)
Net cash provided by investing activities	93,208	90,620
Cash flows from financing activities:
Payments under debt obligations	(50,000)	(106,407)
Purchase of treasury stock	(123,139)	(42,106)
Proceeds from exercise of options and employee stock purchase plan	10,238	8,461
Net cash used in financing activities of continuing operations	(162,901)	(140,052)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(162,901)	(140,052)
Effect of exchange rate changes on cash	24	(1,466)
Net decrease in cash and cash equivalents	(6,967)	(4,972)
Cash and cash equivalents at beginning of period	156,487	285,352
Cash and cash equivalents at end of period	$149,520	$280,380

See the accompanying notes to the condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Rovi Corporation and its subsidiaries (collectively “Rovi” or the “Company”) are focused on powering the discovery and personalization of digital entertainment. The Company provides a broad set of integrated solutions that are embedded in its customers' products and services, connecting consumers with entertainment. Content discovery solutions include interactive program guides (“IPGs”), search and recommendations, cloud data services and the Company's extensive database of "Metadata" (i.e. descriptive information, promotional images or other content that describe or relate to television shows, videos, movies, music, books, games or other entertainment content). In addition to offering Company developed IPGs, customers may also license the Company's patents and deploy their own IPG or a third party IPG. The Company also offers advertising and analytics services.  Rovi's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s 2013 Annual Report on Form 10-K.
The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2014, for any future year, or for any other future interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than the adoption of the accounting standard updates listed below.

In June 2013, the Emerging Issues Task Force (the "EITF") reached final consensus on Issue 13-C, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. The EITF concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company adopted this consensus on January 1, 2014. The adoption reduced both the Company's long-term income tax payable and the Company's deferred tax asset for net operating loss carryforwards by $37.0 million.

NOTE 3 – ACQUISITIONS
2014 Acquisitions
On February 28, 2014, the Company acquired Veveo Inc. ("Veveo") for approximately $67.6 million, plus up to an additional $7.0 million in contingent consideration that will be paid if certain sales and engineering goals are met. Veveo is a provider of intuitive and personalized entertainment discovery solutions. The contingent consideration has been included in other non current liabilities on the Condensed Consolidated Balance Sheet at its estimated Level 3 (see Note 8) fair value of $5.7 million.
2013 Acquisitions
On March 8, 2013, the Company acquired IntegralReach Corporation ("IntegralReach") for approximately $10.0 million, plus an additional $3.0 million in contingent consideration that will be paid if certain customer attainment goals are met. IntegralReach is an analytics technology company with core technology built for analyzing large amounts of data. The contingent consideration has been included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet at its estimated Level 3 (see Note 8) fair value of $3.0 million.

NOTE 4 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the fourth quarter of 2013 the Company made a determination that it would pursue selling its DivX and MainConcept business. On March 31, 2014, the Company sold its DivX and MainConcept business for $52.5 million in cash, plus up to $22.5 million in additional payments based on the achievement of certain agreed-upon revenue milestones over the next three years. The Company has recorded the operations and cash flows of the DivX and MainConcept business as discontinued operations for all periods presented.

In March 2014, the Company sold its Nowtilus business. Nowtilus was a provider of video-on-demand solutions in Germany. The Company has recorded the operations and cash flows of the Nowtilus business as discontinued operations for all periods presented.
The assets and liabilities attributable to the Company's DivX and MainConcept business unit classified in the Condensed Consolidated Balance Sheet as held for sale at December 31, 2013, consist of the following (in thousands):

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

During the three months ended March 31, 2014 and 2013, the Company recorded $0 and $0.4 million in expenses, respectively, related to indemnification for IP infringement claims relating to the Company’s previous software business which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008.
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenue:
Rovi Entertainment Store	$—	$3,089
Consumer Website	—	1,200
DivX and MainConcept	14,952	20,761
Nowtilus	100	—
Pre-tax (loss) income from operations:
Previous Software	$—	$(448)
Rovi Entertainment Store (1)	—	(25,336)
Consumer Website	—	(1,857)
DivX and MainConcept	1,873	2,854
Nowtilus	(562)	(118)
Pre-tax loss on disposal of business units	(54,502)	—
Income tax (expense) benefit	(2,757)	104
Loss from discontinued operations, net of tax	$(55,948)	$(24,801)

(1)	Rovi Entertainment Store pre-tax loss for the three months ended March 31, 2013, included $16.0 million in goodwill impairment charges.

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
As of March 31, 2014 and December 31, 2013, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of March 31, 2014 and December 31, 2013, the unamortized discount on the 2040 Convertible Notes was $12.4 million and $15.8 million, respectively, resulting in a carrying amount of $278.6 million and $275.2 million, respectively. During the three months ended March 31, 2014 and 2013, the Company recorded $3.4 million and $3.1 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount.
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
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Loan Parties to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. Due to the $200.0 million voluntary payment made in November 2013, the Company did not have to make an Excess Cash Flow Payment in February 2014. As of March 31, 2014, the carrying values of Term Loan A-1, Term Loan A-2 and Term Loan B-3 were $221.0 million, $167.4 million and $473.2 million, net of discount, respectively.
Debt Repurchase Program
In October 2013, the Company's Board of Directors authorized the repurchase of up to $250.0 million of debt outstanding. In November 2013, the Company made a voluntary debt payment of $200.0 million and in March 2014, the Company made a $50.0 million voluntary debt payment.

In connection with the issuance of Term Loan B-3, the Company's Board of Directors authorized the repurchase of the $540.0 million remaining balance of Term Loan B-2. This repurchase authorization was in addition to any other authorization that were outstanding at the time.
The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of March 31, 2014:

	Carrying Value	Par Value
Term Loan A-1	$220,979	$221,696
Term Loan A-2	167,414	167,974
Term Loan B-3	473,212	474,335
2040 Convertible Notes	278,560	290,990
	$1,140,165	$1,154,995

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of March 31, 2014:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$24,239	$—	$—	$24,239
Cash equivalents - money markets	125,281	—	—	125,281
Total cash and cash equivalents	$149,520	$—	$—	$149,520
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(551)	$15,049
Corporate debt securities	148,804	88	(19)	148,873
Foreign government obligations	17,858	6	(1)	17,863
U.S. Treasury/Agencies	196,009	72	(28)	196,053
Total available-for-sale investments	$378,271	$166	$(599)	$377,838
Total cash, cash equivalents and investments				$527,358
The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$29,764	$—	$—	$29,764
Cash equivalents - money markets	126,723	—	—	126,723
Total cash and cash equivalents	$156,487	$—	$—	$156,487
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(697)	$14,903
Corporate debt securities	177,474	144	(26)	177,592
Foreign government obligations	17,992	—	(20)	17,972
U.S. Treasury/Agencies	274,145	45	(23)	274,167
Total available-for-sale investments	$485,211	$189	$(766)	$484,634
Total cash, cash equivalents and investments				$641,121

As of March 31, 2014, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$274,933
Due in 1-2 years	87,856
Due in 2-3 years	—
Due in greater than 3 years	15,049
Total	$377,838
Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at March 31, 2014 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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

The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended March 31, 2014 and 2013, the Company recorded a loss of $2.6 million and $1.0 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 8.

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
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at March 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$125,281	$125,281	$—	$—
Corporate debt securities (2)	122,923	—	122,923	—
Foreign government obligations (2)	17,863	—	17,863	—
U.S. Treasuries / Agencies (2)	134,147	—	134,147	—
Non-Current Assets
Auction rate securities (3)	15,049	—	—	15,049
Corporate debt securities (3)	25,950	—	25,950	—
U.S. Treasuries / Agencies (3)	61,906	—	61,906	—
Total Assets	$503,119	$125,281	$362,789	$15,049
Liabilities
IntegralReach contingent consideration (4)	3,000	—	—	3,000
Veveo contingent consideration (5)	5,700	—	—	5,700
Interest rate swaps and caps (6)	10,676	—	10,676	—
Total Liabilities	$19,376	$—	$10,676	$8,700

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet

(5)	Included in other non current liabilities on the Condensed Consolidated Balance Sheet.

(6)
Included in other non current liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2014, the fair value of the Company's interest rate swaps and caps in an asset position was $13.2 million and the fair value in a liability position was $23.9 million. These amounts have been recorded on a net basis on the Company's balance sheet.

As of December 31, 2013, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$126,723	$126,723	$—	$—
Corporate debt securities (2)	136,133	—	136,133	—
Foreign government obligations (2)	8,148	—	8,148	—
U.S. Treasuries / Agencies (2)	221,695	—	221,695	—
Non-Current Assets
Auction rate securities (3)	14,903	—	—	14,903
Corporate debt securities (3)	41,459	—	41,459	—
Foreign government obligations (3)	9,824	—	9,824	—
U.S. Treasuries / Agencies (3)	52,472	—	52,472	—
Total Assets	$611,357	$126,723	$469,731	$14,903
Non-Current Liabilities
IntegralReach contingent consideration (4)	3,000	—	—	3,000
Interest rate swaps and caps (5)	6,942	—	6,942	—
Total Liabilities	$9,942	$—	$6,942	$3,000

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in other non current liabilities on the Condensed Consolidated Balance Sheet.

(5)
Included in other non current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2013, the fair value of the Company's interest rate swaps and caps in an asset position was $20.3 million and the fair value in a liability position was $27.2 million. These amounts have been recorded on a net basis on the Company's balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of March 31, 2014 and 2013 (in thousands):

	Three Months ended March 31,
	2014	2013
Balance at beginning of period	$14,903	$14,287
Unrealized gain included in accumulated other comprehensive income	146	236
Balance at end of period	$15,049	$14,523
The fair value of the Company’s outstanding debt at March 31, 2014 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$220,979	$221,973
Term Loan A-2	167,414	167,764
Term Loan B-3	473,212	472,556
2040 Convertible Notes (1)	278,560	294,482
	$1,140,165

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

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
As of March 31, 2014, the Company had a total of 21.4 million shares reserved and 7.5 million shares available for issuance under the 2008 Plan.
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
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of March 31, 2014, the number of restricted stock awards outstanding and unvested was 3.8 million, which includes 0.9 million shares of performance based restricted stock awards. The vesting of these performance shares is primarily contingent upon meeting defined levels of achievement of financial results. As of March 31, 2014, the number of restricted stock units outstanding and unvested was 0.4 million.
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
As of March 31, 2014, the Company had reserved, and available for future issuance, 2.8 million shares of common stock under the ESPP.
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

	Three Months ended March 31,
	2014	2013
Option Plans:
Dividends	0%	0%
Expected term	4.0 years	4.0 years
Risk free interest rate	1.0%	0.5%
Volatility rate	49%	46%
ESPP Plan:
Dividends	0%	0%
Expected term	1.3 years	1.3 years
Risk free interest rate	0.2%	0.2%
Volatility rate	41%	49%
The weighted average per share fair value of equity-based awards are as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average fair value:
Option grants	$9.15	$6.09
Employee purchase share rights	$6.62	$6.17
Restricted stock award grants	$24.75	$17.82

As of March 31, 2014, there was $84.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees in continuing operations. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.8 years.
The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $1.0 million and $0.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2013	$1,298,448
Acquisitions	38,325
Changes due to foreign currency exchange rates and other	108
Goodwill, net at March 31, 2014	$1,336,881
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

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$843,588	$(393,788)	$449,800
Existing contracts and customer relationships	47,524	(28,167)	19,357
Content databases and other	56,945	(37,045)	19,900
Trademarks / Tradenames	8,300	(8,300)	—
	$956,357	$(467,300)	$489,057
	December 31, 2013
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$816,988	$(378,059)	$438,929
Existing contracts and customer relationships	44,724	(27,042)	17,682
Content databases and other	56,804	(35,186)	21,618
Trademarks / Tradenames	8,300	(8,300)	—
	$926,816	$(448,587)	$478,229
The following table summarizes the Company's estimated amortization expense for its continuing operations through the year 2018 and thereafter (in thousands):

Amortization Expense
Remainder of 2014	$57,415
2015	72,115
2016	70,595
2017	69,335
2018	66,831
Thereafter	152,766
Total amortization expense	$489,057

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2014 Restructuring Actions
In conjunction with the disposition of the Rovi Entertainment Store and DivX, the Company’s management approved several actions taken to create cost efficiencies for the Company, now that it no longer supports these businesses. These actions resulted in a restructuring and asset impairment charge of $1.9 million being recorded to the Company's continuing operations during the three months ended March 31, 2014. Included in the restructuring charge is $1.4 million of severance charges, $0.3 million of asset impairment charges and $0.2 million in contract termination costs. As of March 31, 2014, $1.1 million of these costs remain unpaid.
2013 Restructuring Actions
During 2013, the Company continued the review of its operations that began in the third quarter of 2012. As a result of this analysis, the Company took additional cost reduction actions, which resulted in a restructuring charge of $0.6 million being recorded during the three months ended March 31, 2013 and a total of $7.7 million being recorded during fiscal year 2013. Included in the fiscal year 2013 restructuring charge is $0.9 million of severance charges, $0.7 million to accrue for the present value of lease payments for abandoned office space, $4.1 million in asset impairment charges and $2.0 million in stock compensation expense due to the contractual acceleration of the vesting of restricted stock of certain employees who are no longer with the Company. Of the total restructuring charge of $7.7 million, $7.6 million related to our continuing operations and $0.1 million relate to discontinued operations. During the three months ended March 31, 2014, the Company recorded an additional $0.3 million in expense related to the present value of lease payments for abandoned office space. As of March 31, 2014, $0.5 million in future lease payments for abandoned office space remain unpaid.

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
The following is a reconciliation between weighted average number of shares used to calculate Basic EPS and Diluted EPS (in thousands):

	Three Months Ended March 31,
	2014	2013
Basic EPS - weighted average number of common shares outstanding	93,487	100,565
Dilutive effect of employee equity incentive plans	949	—
Diluted EPS - weighted average number of common shares and common share equivalents outstanding	94,436	100,565

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	3,932	4,794
Restricted stock	1,359	3,171
Convertible notes (1)	6,144	6,144
Total weighted average potential common shares excluded from diluted net earnings per share	11,435	14,109

(1)	See Note 5 for additional details.

In addition, for the three months ended March 31, 2014 and 2013, the Company excluded 0.7 million and 0.4 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved as of March 31, 2014 and 2013, respectively.

NOTE 13 – INCOME TAXES
The Company recorded income tax expense from continuing operations for the three months ended March 31, 2014, of $6.6 million, which primarily consists of foreign withholding taxes, foreign income taxes, state income taxes, and the net change in our deferred tax asset valuation allowance. Included in the change in the Company' deferred tax asset valuation allowance is a tax benefit of $1.2 million due to the acquisition of Veveo. The acquisition resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance. The change in the Company's pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting and has been credited to income tax expense. Due to the fact that the Company has a significant net operating loss carryforward and has recorded a valuation allowance against its deferred tax assets, foreign withholding taxes are the primary driver of its income tax expense.
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

NOTE 14 – STOCK REPURCHASE PROGRAM
In October 2013, the Company's Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock. This October 2013 $250.0 million authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the three months ended March 31, 2014, the Company repurchased 5.0 million shares of its common stock for $123.1 million. During the three months ended March 31, 2013, the Company repurchased 2.2 million shares of its common stock for $42.1 million. As of March 31, 2014, the Company had $51.9 million remaining under its existing stock repurchase program. As of March 31, 2014, treasury stock consisted of 35.6 million shares of common stock that had been repurchased, with a cost basis of approximately $939.8 million.

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

NOTE 16 – SUBSEQUENT EVENTS

In April 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. This authorization includes the amounts which were outstanding under previously authorized stock repurchase programs.

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

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

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
We group our revenue into the following categories – (i) service providers, (ii) consumer electronics ("CE"), and (iii) Other. We include in service provider revenues any revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues in-guide advertising revenue, analytics revenue and revenue from licensing our Metadata to service providers. CE includes license revenue received from consumer electronics companies for our IPG products, IPG patents, Metadata and advertising revenue from our CE IPGs or the Rovi Ad Service. Other revenue consists primarily of revenue generated from our legacy ACP, VCR Plus+, connected platform and media recognition products.

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

	Three Months Ended March 31,
	2014	2013	Change $	Change %
Revenues:
Service provider	$98,035	$87,598	10,437	12%
CE	29,540	38,466	(8,926)	(23)%
Other	14,875	6,705	8,170	122%
Total revenues	142,450	132,769	9,681	7%
Costs and expenses:
Cost of revenues	31,186	28,571	2,615	9%
Research and development	25,557	27,644	(2,087)	(8)%
Selling, general and administrative	36,220	37,667	(1,447)	(4)%
Depreciation	4,401	4,231	170	4%
Amortization of intangible assets	18,690	18,655	35	—%
Restructuring and asset impairment charges	2,177	614	1,563	255%
Total operating expenses	118,231	117,382	849	1%
Operating income from continuing operations	24,219	15,387	8,832	57%
Interest expense	(13,563)	(16,161)	2,598	(16)%
Interest income and other, net	238	629	(391)	(62)%
Debt modification expense	—	(304)	304	(100)%
Loss on interest rate swaps and caps, net	(2,635)	(1,044)	(1,591)	152%
Income (loss) from continuing operations before taxes	8,259	(1,493)	9,752	(653)%
Income tax expense (benefit)	6,576	(561)	7,137	(1,272)%
Income (loss) from continuing operations, net of tax	1,683	(932)	2,615	(281)%
Loss from discontinued operations, net of tax	(55,948)	(24,801)	(31,147)	126%
Net loss	$(54,265)	$(25,733)	(28,532)	111%
Service Providers Revenue
For the three months ended March 31, 2014, revenue from service providers increased by 12% compared to the prior year. This increase was primarily due an increase in IPG patent license revenue due to continued growth in the number of subscribers for which we receive a patent license fee and an increase in new IPG patent license agreements that included catch-up payments to make us whole for the pre-license period of use, entered into this quarter as compared to the same period in the prior year. We expect our service provider revenue to continue to grow in the future due to growth in product revenues driven by recent product deals and growth in revenue from products such as DTA guides, xD, in-guide advertising and analytics. We expect this increase to be partially offset by a decline in revenue from patent license agreements that included catch-up payments to make us whole for the pre-license period of use.
CE Revenue
For the three months ended March 31, 2014, revenue from CE manufacturers decreased by 23% compared to the prior year. This decrease was primarily due to a decline in revenue from license agreements that included catch-up payments, to make us whole for the pre-license period of use, entered into this quarter as compared to the same period in the prior year. We expect our CE revenue to be flat in 2014 as increases in CE data revenue are offset by a decline in revenue from patent license agreements that included catch-up payments to make us whole for the pre-license period of use.

Other Revenue
For the three months ended March 31, 2014, Other revenue increased compared to the prior year primarily due to an increase in ACP product revenue, which was driven by a new license agreement which allows one of our licensees to incorporate our ACP technology in specified device types in perpetuity. We expect other revenue to decline in the future as our customers continue to decrease their use of analog copy protection.
Cost of Revenues
For the three months ended March 31, 2014, cost of revenues increased from the prior year primarily due to an increase in employee and consulting costs driven primarily by the international expansion of our Metadata offering. During the three months ended March 31, 2014, patent litigation costs were flat compared to the same period in the prior year. We expect patent related costs in 2014 to be consistent with 2013 levels.
Research and Development
For the three months ended March 31, 2014, research and development expenses decreased from the prior year primarily due to a decrease in stock compensation expense which was driven by an increase in our forfeiture rate.
Selling, General and Administrative
For the three months ended March 31, 2014, selling, general and administrative expenses decreased from the prior year primarily due a decrease in stock compensation expense which was driven by an increase in our forfeiture rate.
Restructuring and Asset Impairment Charges
In conjunction with the disposition of the Rovi Entertainment Store and DivX, management approved several actions taken to create cost efficiencies for the Company, now that it no longer supports these businesses. These actions resulted in a restructuring and asset impairment charge of $1.9 million being recorded to our continuing operations during the three months ended March 31, 2014. Included in the restructuring charge is $1.4 million of severance charges, $0.3 million of asset impairment charges and $0.2 million in contract termination costs. During the three months ended March 31, 2014, we also recorded an additional $0.3 million in expense related to the present value of lease payments for abandoned office space related to the restructuring action described below.

During the first quarter of 2013, we continued the review of our operations that began in the third quarter of 2012 (see Note 11 to the Condensed Consolidated Financial Statements). As a result of this analysis, we have taken additional cost reduction actions, which resulted in a restructuring charge of $0.6 million related to employee severance.

Interest Expense
For the three months ended March 31, 2014, interest expense decreased compared to the same period in the prior year primarily due to a decrease in average debt outstanding.
Interest Income and Other, Net
Interest income and other, net decreased compared to the same period in the prior year primarily due to decrease in investment income due to a decrease in our average investment balances.

Loss on Interest Rate Swaps and Caps, Net
We have not designated any of our interest rate swaps or caps as hedges and therefore record the changes in fair value of these instruments in our Consolidated Statements of Operations (see Note 7 to the Condensed Consolidated Financial Statements). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating rate term loans to a fixed rate. As under the terms of these interest rate swaps we receive a floating rate and pay a fixed rate, when there is an increase in expected future LIBOR rates we will have a gain when marking our interest rate swaps to market. When there is a decrease in expected future LIBOR rates we will have a loss when marking our interest rate swaps to market.

Income Taxes
We recorded income tax expense from continuing operations for the three months ended March 31, 2014, of $6.6 million, which primarily consists of foreign withholding taxes, foreign income taxes, state income taxes, and the net change in our deferred tax asset valuation allowance. Included in the change in our deferred tax asset valuation allowance is a tax benefit of $1.2 million due to the acquisition of Veveo. Due to the fact that we have a significant net operating loss carryforward and we have recorded a valuation allowance against our deferred tax assets, foreign withholding taxes are the primary driver of our income tax expense. The acquisition resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-

acquisition valuation allowance. The change in the Company's pre-acquisition valuation allowance which resulted from the acquired net deferred tax liabilities is not regarded as a component of the acquisition accounting and has been credited to income tax expense.
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
Discontinued Operations
Discontinued operations for the three months ended March 31, 2014, includes the DivX and MainConcept business and the Nowtilus business. Loss on discontinued operations for the three months ended March 31, 2014, is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.
Discontinued operations for the three months ended March 31, 2013, includes the DivX and MainConcept business, the Rovi Entertainment Store business, the Consumer Web business and expenses we recorded for indemnification claims related to another former Software business which was disposed of in 2008 (see Note 4 to Condensed Consolidated Financial Statements). The loss in discontinued operations for the three months ended March 31, 2013, is primarily due to recording a $16.0 million impairment charge to the assets of the Rovi Entertainment Store business and the loss from the Rovi Entertainment Store's operations (see Note 4 to the Condensed Consolidated Financial Statements).

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

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities increased to $63.0 million for the three months ended March 31, 2014, from $46.9 million in the prior year. This increase was primarily due to the Company receiving a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2013 Annual Report on Form 10-K.
Net cash provided by investing activities from continuing operations increased to $93.2 million for the three months ended March 31, 2014, from $91.1 million in the prior year. The three months ended ended March 31, 2014, included $111.3 million in net marketable securities sales and the receipt of $50.3 million from the sale of the DivX and MainConcept business, partially offset by $7.0 million in capital expenditures and the $60.7 million payment for the Veveo acquisition. Included in 2013 investing activities was $103.7 million in net marketable securities sales partially offset by $2.6 million in capital expenditures and $10.0 million used for the acquisition of IntegralReach. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $18.0 million and $26.0 million for the full year 2014.
Net cash used in financing activities from continuing operations increased to $162.9 million for the three months ended March 31, 2014, from $140.1 million in the prior year. During the three months ended March 31, 2014, we made $50.0 million in debt principal payments and repurchased $123.1 million of our common stock. These uses of cash were partially offset by us receiving $10.2 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the three months ended March 31, 2013, we made $106.4 million in debt payments and repurchased

$42.1 million of our common stock. These uses of cash were partially offset by us receiving $8.5 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.
As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of March 31, 2014, $291.0 million par value of the 2040 Convertible Notes remains outstanding.
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

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Company and its subsidiaries to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. Due to the $200.0 million voluntary payment made in November 2013, the Company did not have to make an Excess Cash Flow Payment in February 2014. As of March 31, 2014, Term Loan A-1, Term Loan A-2 and Term Loan B-3 carrying values were $221.0 million, $167.4 million and $473.2 million, net of discount, respectively.
In October 2013 our Board of Directors authorized the repurchase of up to $250.0 million of our debt outstanding. This repurchase authorization includes any amounts which were outstanding under previously authorized debt repurchase programs. During the three months ended March 31, 2014, we made a voluntary debt prepayment of $50.0 million under the October 2013 authorization which, as of March 31, 2014, has been fully utilized.
In October 2013, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock. This authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the three months ended March 31, 2014, we repurchased 5.0 million shares of our common stock for $123.1 million. As of March 31, 2014, we had $51.9 million remaining under our existing stock repurchase program.
As of March 31, 2014, we had $149.5 million in cash and cash equivalents, $274.9 million in short-term investments and $102.9 million in long-term marketable securities. Of these amounts, $227.3 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.
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
Fixed Income Investments. We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $503.1 million as of March 31, 2014. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At March 31, 2014, the fair value of our auction rate securities portfolio totaled approximately $15.0 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.

We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.1 million decrease in the fair value of our fixed income available-for-sale securities as of March 31, 2014
While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.
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
Indebtedness. We have convertible notes with a par value of $291.0 million. We also have a senior secured credit facility with an outstanding principal balance of $864.0 million. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.
Interest Rate Swaps and Caps. We have entered into a number of interest rate swaps. Under these swaps we have generally agreed to pay interest at a fixed rate and receive a floating rate from the counterparties. The terms of these interest rate swaps are more fully described in Note 7 to the Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2013. There have been no material changes in our risk factors since the filing of our last Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of its equity securities during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2014 to January 31, 2014	—		—	$175.0
February 1, 2014 to February 28, 2014	2,040,198	$24.54	2,040,198	$124.9
March 1, 2014 to March 31, 2014	2,959,802	$24.68	2,959,802	$51.9
Total	5,000,000		5,000,000

(1)	In October 2013, the Company's Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger, dated February 21, 2014, by and among Rovi Corporation, Victory Acquisition Corp., Veveo, Inc., and Paul Ferri, who will serve as the representative of the Veveo, Inc. stockholders and optionholders.*	8-K	2/24/2014	2.1

2.02	Unit Purchase Agreement dated March 28, 2014 by and among Rovi Corporation, DivX LLC and PCF Number 1, Inc.*	8-K	3/31/2014	2.1

10.01	2014 Senior Executive Company Incentive Plan**	8-K	2/14/2014	10.1

10.02	Offer letter to John Burke dated February 25, 2014**	8-K	3/13/2014	10.1

10.03	Executive Severance and Arbitration Agreement with John Burke effective March 18, 2014**	8-K	3/13/2014	10.2

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Document				X

*     Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

**     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	April 30, 2014	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:	April 30, 2014	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer