Form 10-Q
period 2014-06-30
Rovi Corp
filed 2014-07-30
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2014
Common stock, $0.001 par value	94,902,835

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$266,113	$156,487
Short-term investments	175,837	365,976
Trade accounts receivable, net	85,082	104,386
Taxes receivable	511	1,907
Deferred tax assets, net	11,146	18,621
Prepaid expenses and other current assets	16,554	14,936
Assets held for sale	—	106,688
Total current assets	555,243	769,001
Long-term marketable investment securities	137,643	118,658
Property and equipment, net	32,681	33,350
Finite-lived intangible assets, net	470,154	478,229
Other assets	15,597	16,907
Goodwill	1,337,435	1,298,448
Total assets	$2,548,753	$2,714,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,491	$94,560
Deferred revenue	20,514	9,848
Current portion of long-term debt	282,015	—
Liabilities held for sale	—	5,513
Total current liabilities	396,020	109,921
Taxes payable, less current portion	10,060	44,038
Long-term debt, less current portion	861,798	1,186,564
Deferred revenue, less current portion	19,841	4,641
Long-term deferred tax liabilities, net	69,114	41,379
Other non current liabilities	23,480	14,834
Total liabilities	1,380,313	1,401,377
Stockholders’ equity:
Common stock	130	128
Treasury stock	(939,833)	(816,694)
Additional paid-in capital	2,313,770	2,279,196
Accumulated other comprehensive loss	(3,307)	(3,999)
Retained deficit	(202,320)	(145,415)
Total stockholders’ equity	1,168,440	1,313,216
Total liabilities and stockholders’ equity	$2,548,753	$2,714,593

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$137,062	$129,151	$279,512	$261,920
Costs and expenses:
Cost of revenues	24,769	19,754	55,955	48,325
Research and development	28,933	29,555	54,490	57,199
Selling, general and administrative	38,765	38,175	74,985	75,842
Depreciation	4,550	4,045	8,951	8,276
Amortization of intangible assets	19,330	18,781	38,020	37,436
Restructuring and asset impairment charges	3,505	1,319	5,682	1,933
Total costs and expenses	119,852	111,629	238,083	229,011
Operating income from continuing operations	17,210	17,522	41,429	32,909
Interest expense	(13,196)	(15,023)	(26,759)	(31,184)
Interest income and other, net	1,597	1,059	1,835	1,688
Debt modification expense	—	(1,047)	—	(1,351)
(Loss) income on interest rate swaps and caps, net	(4,701)	7,489	(7,336)	6,445
Loss on debt redemption	—	(2,761)	—	(2,761)
Income from continuing operations before income taxes	910	7,239	9,169	5,746
Income tax expense	3,624	1,553	10,200	992
(Loss) income from continuing operations, net of tax	(2,714)	5,686	(1,031)	4,754
Discontinued operations, net of tax	74	(79,760)	(55,874)	(104,561)
Net loss	$(2,640)	$(74,074)	$(56,905)	$(99,807)
Basic earnings per share:
Basic (loss) income per share from continuing operations	$(0.03)	$0.06	$(0.01)	$0.05
Basic loss per share from discontinued operations	0.00	(0.81)	(0.61)	(1.05)
Basic net earnings per share	$(0.03)	$(0.75)	$(0.62)	$(1.00)
Shares used in computing basic net earnings per share	91,019	98,256	92,246	99,404
Diluted earnings per share:
Diluted (loss) income per share from continuing operations	$(0.03)	$0.06	$(0.01)	$0.05
Diluted loss per share from discontinued operations	0.00	(0.81)	(0.61)	(1.05)
Diluted net earnings per share	$(0.03)	$(0.75)	$(0.62)	$(1.00)
Shares used in computing diluted net earnings per share	91,019	99,334	92,246	100,098

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,640)	$(74,074)	$(56,905)	$(99,807)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	378	(566)	520	(2,786)
Unrealized gains (losses) on investments, net	25	(246)	172	(77)
Other comprehensive income (loss)	403	(812)	692	(2,863)
Comprehensive loss	$(2,237)	$(74,886)	$(56,213)	$(102,670)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(56,905)	$(99,807)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	55,874	104,561
Change in fair value of interest rate swaps and caps, net of premium	7,247	(2,540)
Depreciation	8,951	8,276
Amortization of intangible assets	38,020	37,436
Debt modification expense	—	1,351
Amortization of note issuance costs and convertible note discount	8,747	8,474
Equity-based compensation	22,160	29,675
Loss on debt redemption	—	2,761
Deferred taxes	(4,757)	(938)
Other, net	4,233	4,985
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	18,899	263
Deferred revenue	25,539	1,545
Prepaid expenses, other current assets, and other assets	(2,180)	10,310
Income taxes	4,668	(5,205)
Accounts payable, accrued expenses, and other long-term liabilities	(8,398)	586
Net cash provided by operating activities of continuing operations	122,098	101,733
Net cash used in operating activities of discontinued operations	(1,968)	(5,690)
Net cash provided by operating activities	120,130	96,043
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(138,430)	(438,638)
Sales or maturities of long and short-term marketable investments	310,563	495,662
Proceeds from sale of business	50,298	—
Purchases of property and equipment	(10,189)	(7,076)
Payments for acquisition, net of cash acquired	(60,707)	(10,000)
Other investing, net	(789)	(53)
Net cash provided by investing activities of continuing operations	150,746	39,895
Net cash used in investing activities of discontinued operations	—	(1,013)
Net cash provided by investing activities	150,746	38,882
Cash flows from financing activities:
Payments under debt obligations	(50,000)	(647,792)
Purchase of treasury stock	(123,139)	(107,123)
Proceeds from issuance of debt, net of issuance costs	—	537,524
Proceeds from exercise of options and employee stock purchase plan	11,638	10,330
Net cash used in financing activities of continuing operations	(161,501)	(207,061)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(161,501)	(207,061)
Effect of exchange rate changes on cash	251	(1,675)
Net increase (decrease) in cash and cash equivalents	109,626	(73,811)
Cash and cash equivalents at beginning of period	156,487	285,352
Cash and cash equivalents at end of period	$266,113	$211,541

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so the Company may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

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

During the three and six months ended June 30, 2013, the Company recorded $0.0 million and $0.5 million in expenses, respectively, related to indemnification for IP infringement claims relating to the Company’s previous software business which included Flexnet, InstallShield and AdminStudio software tools.
The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue:
Rovi Entertainment Store	$—	$4,304	—	7,393
Consumer Website	—	1,481	—	2,681
DivX and MainConcept	—	17,201	14,952	37,962
Nowtilus	—	—	100	—
Pre-tax (loss) income from operations:
Previous Software	$—	$(42)	$—	$(490)
Roxio Consumer Software (1)	—	(3,250)	—	(3,250)
Rovi Entertainment Store (2)	—	(65,429)	—	(90,765)
Consumer Website (3)	—	(8,109)	—	(9,966)
DivX and MainConcept	—	(1,435)	1,873	1,419
Nowtilus	—	(250)	(562)	(368)
Pre-tax loss on disposal of business units	(146)	—	(54,648)	—
Income tax benefit (expense)	220	(1,245)	(2,537)	(1,141)
Income (loss) from discontinued operations, net of tax	$74	$(79,760)	$(55,874)	$(104,561)

(1) Roxio Consumer Software pre-tax loss for the three and six months ended June 30, 2013, includes $3.3 million in expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold.
(2) Rovi Entertainment Store pre-tax loss for the three and six months ended June 30, 2013, included $57.1 million and $73.1 million, respectively, in goodwill and intangible asset impairment charges.
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
As of June 30, 2014 and December 31, 2013, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of June 30, 2014 and December 31, 2013, the unamortized discount on the 2040 Convertible Notes was $9.0 million and $15.8 million, respectively, resulting in a carrying amount of $282.0 million and $275.2 million, respectively. During the three and six months ended June 30, 2014, the Company recorded $3.5 million and $6.8 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount. During the three and six months ended June 30, 2013, the Company recorded $3.2 million and $6.3 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount.
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

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement contains financial covenants that require the Loan Parties to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Company may be required to make an additional payment on the Senior Secured Term Loan each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Amended and Restated Credit Agreement. In February 2013, the Company made an Excess Cash Flow payment of $83.9 million based on its 2012 results. Due to the $200.0 million voluntary payment made in November 2013, the Company did not have to make an Excess Cash Flow Payment in February 2014. As of June 30, 2014, the carrying values of Term Loan A-1, Term Loan A-2 and Term Loan B-3 were $221.1 million, $167.5 million and $473.3 million, net of discount, respectively.
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
On July 2, 2014, the Company, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a new Credit Agreement which replaced the Amended and Restated Credit Agreement dated as of February 7, 2011, as amended and restated as of March 29, 2012, as further amended pursuant to that certain Amendment No. 1, dated as of February 13, 2013 and that certain Refinancing Amendment and Joinder Agreement, dated as of April 9, 2013 (the “Predecessor Credit Agreement”). The new Credit Agreement is further described in described in Note 16 below. The Company used the proceeds, plus cash from its balance sheet, to repay all of its existing term loans.
Debt Repayment Program
In October 2013, the Company's Board of Directors authorized the repayment of up to $250.0 million of debt outstanding. The Company made voluntary debt payments of $200.0 million in November 2013 and $50.0 million in March 2014, to reduce loans outstanding under the Amended and Restated Credit Agreement.
In connection with the issuance of Term Loan B-3, the Company's Board of Directors authorized the repayment of the $540.0 million remaining balance of Term Loan B-2. This repayment authorization was in addition to any other authorizations that were outstanding at the time.
The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of June 30, 2014:

	Carrying Value	Par Value
Term Loan A-1	$221,073	$221,696
Term Loan A-2	167,461	167,974
Term Loan B-3	473,264	474,335
2040 Convertible Notes	282,015	290,990
	$1,143,813	$1,154,995

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of June 30, 2014:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$23,970	$—	$—	$23,970
Cash equivalents - money markets	242,143	—	—	242,143
Total cash and cash equivalents	$266,113	$—	$—	$266,113
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(455)	$15,145
Corporate debt securities	93,554	61	(21)	93,594
Foreign government obligations	14,728	—	(1)	14,727
U.S. Treasury/Agencies	190,015	67	(68)	190,014
Total available-for-sale investments	$313,897	$128	$(545)	$313,480
Total cash, cash equivalents and investments				$579,593
The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$29,764	$—	$—	$29,764
Cash equivalents - money markets	126,723	—	—	126,723
Total cash and cash equivalents	$156,487	$—	$—	$156,487
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(697)	$14,903
Corporate debt securities	177,474	144	(26)	177,592
Foreign government obligations	17,992	—	(20)	17,972
U.S. Treasury/Agencies	274,145	45	(23)	274,167
Total available-for-sale investments	$485,211	$189	$(766)	$484,634
Total cash, cash equivalents and investments				$641,121
As of June 30, 2014, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$175,837
Due in 1-2 years	122,498
Due in 2-3 years	—
Due in greater than 3 years	15,145
Total	$313,480
Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at June 30, 2014 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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

The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended June 30, 2014 and 2013, the Company recorded a loss of $4.7 million and a gain of $7.5 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. During the six months ended June 30, 2014 and 2013, the Company recorded a loss of $7.3 million and a gain of $6.4 million, respectively, for the change in the fair value of its interest rate swaps, caps and foreign currency collars and the related settlements. For information on the fair value of the Company’s interest rate swaps, caps and foreign currency collars, see Note 8.

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
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at June 30, 2014 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$242,143	$242,143	$—	$—
Corporate debt securities (2)	79,612	—	79,612	—
Foreign government obligations (2)	14,727	—	14,727	—
U.S. Treasuries / Agencies (2)	81,498	—	81,498	—
Non-Current Assets
Auction rate securities (3)	15,145	—	—	15,145
Corporate debt securities (3)	13,982	—	13,982	—
U.S. Treasuries / Agencies (3)	108,516	—	108,516	—
Total Assets	$555,623	$242,143	$298,335	$15,145
Liabilities
IntegralReach contingent consideration (4)	3,000	$—	$—	$3,000
Veveo contingent consideration (5)	5,700	—	—	5,700
Interest rate swaps and caps (6)	14,190	—	14,190	—
Total Liabilities	$22,890	$—	$14,190	$8,700

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet

(5)	Included in other non-current liabilities on the Condensed Consolidated Balance Sheet.

(6)
Included in other non-current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2014, the fair value of the Company's interest rate swaps and caps in an asset position was $11.7 million and the fair value in a liability position was $25.9 million. These amounts have been recorded on a net basis on the Company's balance sheet.

As of December 31, 2013, assets and liabilities measured and recorded at fair value on a recurring basis, were as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$126,723	$126,723	$—	$—
Corporate debt securities (2)	136,133	—	136,133	—
Foreign government obligations (2)	8,148	—	8,148	—
U.S. Treasuries / Agencies (2)	221,695	—	221,695	—
Non-Current Assets
Auction rate securities (3)	14,903	—	—	14,903
Corporate debt securities (3)	41,459	—	41,459	—
Foreign government obligations (3)	9,824	—	9,824	—
U.S. Treasuries / Agencies (3)	52,472	—	52,472	—
Total Assets	$611,357	$126,723	$469,731	$14,903
Non-Current Liabilities
IntegralReach contingent consideration (4)	3,000	—	—	3,000
Interest rate swaps and caps (5)	6,942	—	6,942	—
Total Liabilities	$9,942	$—	$6,942	$3,000

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in other non-current liabilities on the Condensed Consolidated Balance Sheet.

(5)
Included in other non-current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2013, the fair value of the Company's interest rate swaps and caps in an asset position was $20.3 million and the fair value in a liability position was $27.2 million. These amounts have been recorded on a net basis on the Company's balance sheet.

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of June 30, 2014 and 2013 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$15,049	$14,523	14,903	$14,287
Unrealized gain included in accumulated other comprehensive income	96	124	242	360
Settlements	—	(100)	—	(100)
Balance at end of period	$15,145	$14,547	$15,145	$14,547
The fair value of the Company’s outstanding debt at June 30, 2014 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A-1	$221,073	$221,696
Term Loan A-2	167,461	167,974
Term Loan B-3	473,264	474,335
2040 Convertible Notes (1)	282,015	294,627
	$1,143,813

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION
Stock Options Plans
The Company grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”). On April 29, 2014, the Company's stockholders approved an amendment to the 2008 Plan to increase the reserve for common stock authorized for issuance by 1.5 million shares.
As of June 30, 2014, the Company had a total of 23.1 million shares reserved and 8.9 million shares available for issuance under the 2008 Plan.
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
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of June 30, 2014, the number of restricted stock awards outstanding and unvested was 3.8 million, which includes 1.0 million shares of performance based restricted stock awards. The vesting of these performance shares is primarily contingent upon meeting defined levels of achievement of financial results. As of June 30, 2014, the number of restricted stock units outstanding and unvested was 0.3 million.

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
As of June 30, 2014, the Company had reserved, and available for future issuance, 2.8 million shares of common stock under the ESPP.
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

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Option Plans:
Dividends	0%	0%	0%	0%
Expected term	4.0 years	4.0 years	4.0 years	4.0 years
Risk free interest rate	1.2%	0.5%	1.1%	0.5%
Volatility rate	47%	46%	48%	46%
ESPP Plan:
Dividends	NA	NA	0%	0%
Expected term	NA	NA	1.3 years	1.3 years
Risk free interest rate	NA	NA	0.2%	0.2%
Volatility rate	NA	NA	41%	49%
The weighted average per share fair value of equity-based awards are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average fair value:
Option grants	$8.82	$8.44	$9.01	$7.56
Employee purchase share rights	$—	$—	$6.62	$6.17
Restricted stock award grants	$22.06	$23.29	$24.56	$18.20

As of June 30, 2014, there was $74.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees in continuing operations. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.6 years.
The total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $0.6 million and $1.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2013	$1,298,448
Acquisitions	38,770
Changes due to foreign currency exchange rates and other	217
Goodwill, net at June 30, 2014	$1,337,435
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
The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$843,888	$(410,047)	$433,841
Existing contracts and customer relationships	47,524	(29,448)	18,076
Content databases and other	57,098	(38,861)	18,237
Trademarks / Tradenames	8,300	(8,300)	—
	$956,810	$(486,656)	$470,154
	December 31, 2013
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$816,988	$(378,059)	$438,929
Existing contracts and customer relationships	44,724	(27,042)	17,682
Content databases and other	56,804	(35,186)	21,618
Trademarks / Tradenames	8,300	(8,300)	—
	$926,816	$(448,587)	$478,229
The following table summarizes the Company's estimated amortization expense for its continuing operations through the year 2018 and thereafter (in thousands):

Amortization Expense
Remainder of 2014	$38,134
2015	72,177
2016	70,658
2017	69,396
2018	66,893
Thereafter	152,896
Total amortization expense	$470,154

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2014 Restructuring Actions
In conjunction with the disposition of the Rovi Entertainment Store and DivX businesses and the Company's narrowed business focus on discovery, the Company is conducting a complete review of its remaining product development, sales, data operations and general and administrative functions to create cost efficiencies for the Company. As a result of this analysis, the Company took cost reduction actions that resulted in a restructuring and asset impairment charge of $3.5 million being recorded to the Company's continuing operations during the three months ended June 30, 2014 and $5.4 million during the six months ended June 30, 2014. Included in the restructuring charge for the three months ended June 30, 2014, is $1.5 million of severance charges, $1.2 million to accrue for the present value of lease payments for abandoned office space and $0.8 million of asset impairment charges. Included in the restructuring charge for the six months ended June 30, 2014, is $2.9 million of severance charges, $1.2 million to accrue for the present value of lease payments for abandoned office space, $1.1 million in asset impairment charges and $0.2 million in contract termination costs. As of June 30, 2014, $1.3 million of severance and $1.2 million in future lease payments for abandoned office space remain unpaid.
2013 Restructuring Actions
During 2013, the Company completed the review of its operations that began in the third quarter of 2012. As a result of this analysis, the Company took additional cost reduction actions, which resulted in a restructuring charge of $1.3 million being recorded during the three months ended June 30, 2013 and a total of $7.7 million being recorded during fiscal year 2013. Included in the fiscal year 2013 restructuring charge is $0.9 million of severance charges, $0.7 million to accrue for the present value of lease payments for abandoned office space, $4.1 million in asset impairment charges and $2.0 million in stock compensation expense due to the contractual acceleration of the vesting of restricted stock of certain employees who are no longer with the Company. Of the total restructuring charge of $7.7 million, $7.6 million related to our continuing operations and $0.1 million relate to discontinued operations. During the three months ended March 31, 2014, the Company recorded an additional $0.3 million in expense related to the present value of lease payments for abandoned office space. As of June 30, 2014, $0.5 million in future lease payments for abandoned office space remain unpaid.

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
The following is a reconciliation between weighted average number of shares used to calculate Basic EPS and Diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic EPS - weighted average number of common shares outstanding	91,019	98,256	92,246	99,404
Dilutive effect of employee equity incentive plans	—	1,078	—	694
Diluted EPS - weighted average number of common shares and common share equivalents outstanding	91,019	99,334	92,246	100,098

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	4,677	3,744	4,666	3,923
Restricted stock	3,199	1,517	3,186	1,740
Convertible notes (1)	6,144	6,144	6,144	6,144
Total weighted average potential common shares excluded from diluted net earnings per share	14,020	11,405	13,996	11,807

(1)	See Note 5 for additional details.

In addition, for the three months ended June 30, 2014 and 2013, the Company excluded 0.9 million and 0.9 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved as of June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company excluded 0.9 million and 0.7 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved.

NOTE 13 – INCOME TAXES
The Company recorded income tax expense from continuing operations for the three and six months ended June 30, 2014, of $3.6 million and $10.2 million, respectively, which primarily consists of foreign income and withholding taxes, state income taxes, and the net change in our deferred tax asset valuation allowance. Due to the fact that the Company has a significant net operating loss carryforward and has recorded a valuation allowance against its deferred tax assets, foreign withholding taxes are the primary driver of its income tax expense.
The Company recorded income tax expense from continuing operations for the three and six months ended June 30, 2013, of $1.6 million and $1.0 million, respectively, which primarily consists of foreign income and withholding taxes and state income taxes. The six months ended June 30, 2013, also benefited from a reduction in the Company's deferred tax asset valuation allowance due to the Company's acquisition of IntegralReach. The acquisition resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance.
The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

NOTE 14 – STOCK REPURCHASE PROGRAM
During the six months ended June 30, 2014, the Company repurchased 5.0 million shares of its common stock for $123.1 million. Subsequent to these repurchases, in April 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock. This April 2014 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. During the six months ended June 30, 2013, the Company repurchased 5.0 million shares of its common stock for $107.1 million. As of June 30, 2014, the Company had $200.0 million remaining under its existing stock repurchase program. As of June 30, 2014, treasury stock consisted of 35.6 million shares of common stock that had been repurchased, with a cost basis of approximately $939.8 million.

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

NOTE 16 – SUBSEQUENT EVENTS

Senior Secured Credit Facility

On July 2, 2014, the Company, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (“the Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement replaces the Predecessor Credit Agreement described in Note 5 above.
The Company used the proceeds of the Term Loan Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement and to pay expenses related thereto. Loans under the Term Loan A Facility bear interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under the Term Loan B Facility bear interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 3% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2% per annum. Loans under the Revolving Facility will bear interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based upon the Company's total secured leverage ratio (as defined in the Credit Agreement).

Patent Acquisition

On July 7, 2014, the Company purchased a portfolio of patents for $28.0 million. The portfolio includes approximately 500 issued patents and pending applications worldwide, with slightly more than half of those being issued U.S. patents.

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
We group our revenue into the following categories – (i) service providers, (ii) consumer electronics ("CE"), and (iii) Other. We include in service provider revenues any IPG patent or product revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. Revenue related to an IPG deployed in a set-top box sold at retail is included in CE manufacturers. We also include in service provider revenues in-guide advertising revenue, analytics revenue and revenue from licensing our Metadata to service providers. CE includes license revenue received from consumer electronics companies for our IPG products, IPG patents, Metadata and advertising revenue from our CE IPGs or the Rovi Ad Service. Other revenue consists primarily of revenue generated from our legacy ACP, VCR Plus+, connected platform and media recognition products.

Costs and Expenses
Cost of revenues consists primarily of employee compensation and benefits, patent prosecution, patent maintenance and patent litigation costs and an allocation of overhead and facilities. Research and development expenses are comprised primarily of employee compensation and benefits, consulting costs and an allocation of overhead and facilities costs. Selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.

Results of Operations
The following tables present our condensed consolidated statements of operations compared to the prior year (in thousands).

	Three Months Ended June 30,
	2014	2013	Change $	Change %
Revenues:
Service provider	$102,695	$92,845	9,850	11%
CE	29,839	26,058	3,781	15%
Other	4,528	10,248	(5,720)	(56)%
Total revenues	137,062	129,151	7,911	6%
Costs and expenses:
Cost of revenues	24,769	19,754	5,015	25%
Research and development	28,933	29,555	(622)	(2)%
Selling, general and administrative	38,765	38,175	590	2%
Depreciation	4,550	4,045	505	12%
Amortization of intangible assets	19,330	18,781	549	3%
Restructuring and asset impairment charges	3,505	1,319	2,186	166%
Total operating expenses	119,852	111,629	8,223	7%
Operating income from continuing operations	17,210	17,522	(312)	(2)%
Interest expense	(13,196)	(15,023)	1,827	(12)%
Interest income and other, net	1,597	1,059	538	51%
Debt modification expense	—	(1,047)	1,047	(100)%
(Loss) income on interest rate swaps and caps, net	(4,701)	7,489	(12,190)	(163)%
Loss on debt redemption	—	(2,761)	2,761	(100)%
Income from continuing operations before taxes	910	7,239	(6,329)	(87)%
Income tax expense	3,624	1,553	2,071	133%
(Loss) income from continuing operations, net of tax	(2,714)	5,686	(8,400)	(148)%
Income (loss) from discontinued operations, net of tax	74	(79,760)	79,834	(100)%
Net loss	$(2,640)	$(74,074)	71,434	(96)%

	Six Months Ended June 30,
	2014	2013	Change $	Change %
Revenues:
Service provider	$200,730	$180,443	20,287	11%
CE	59,379	64,524	(5,145)	(8)%
Other	19,403	16,953	2,450	14%
Total revenues	279,512	261,920	17,592	7%
Costs and expenses:
Cost of revenues	55,955	48,325	7,630	16%
Research and development	54,490	57,199	(2,709)	(5)%
Selling, general and administrative	74,985	75,842	(857)	(1)%
Depreciation	8,951	8,276	675	8%
Amortization of intangible assets	38,020	37,436	584	2%
Restructuring and asset impairment charges	5,682	1,933	3,749	194%
Total operating expenses	238,083	229,011	9,072	4%
Operating income from continuing operations	41,429	32,909	8,520	26%
Interest expense	(26,759)	(31,184)	4,425	(14)%
Interest income and other, net	1,835	1,688	147	9%
Debt modification expense	—	(1,351)	1,351	(100)%
(Loss) income on interest rate swaps and caps, net	(7,336)	6,445	(13,781)	(214)%
Loss on debt redemption	—	(2,761)	2,761	(100)%
Income from continuing operations before taxes	9,169	5,746	3,423	60%
Income tax expense	10,200	992	9,208	928%
Income from continuing operations, net of tax	(1,031)	4,754	(5,785)	(122)%
Loss from discontinued operations, net of tax	(55,874)	(104,561)	48,687	(47)%
Net loss	$(56,905)	$(99,807)	42,902	(43)%
Service Providers Revenue
For the three and six months ended June 30, 2014, revenue from service providers increased by 11% compared to the same periods in the prior year. These increases were primarily due to an increase in IPG patent license revenue due to continued growth in the number of subscribers for which we receive a patent license fee, as well as an increase in IPG product and advertising revenue. Acceptance of our Passport guide product for deployment in multiple countries with a major Latin American service provider contributed to the IPG product revenue growth. We expect our service provider revenue to continue to grow in the future due to growth in product revenues driven by recent product deals and growth in revenue from products such as DTA guides, xD, in-guide advertising and analytics. We expect this increase to be partially offset by a decline in revenue from patent license agreements that included catch-up payments to make us whole for the pre-license period of use.
CE Revenue
For the three months ended June 30, 2014, revenue from CE manufacturers increased by 15% compared to the same period in the prior year. This increase was primarily due to new agreements that included catch-up payments to make us whole for the pre-license period of use and an increase in data revenue. For the six months ended June 30, 2014, revenue decreased by 8% compared to the same period in the prior year. This decrease was primarily due to a decline in revenue from license agreements that included catch-up payments to make us whole for the pre-license period of use as compared to the same period in the prior year. We expect our CE revenue to be down to flat in 2014 as increases in CE data revenue are offset by a decline in revenue from patent license agreements that included catch-up payments to make us whole for the pre-license period of use.

Other Revenue
For the three months ended June 30, 2014, Other revenue decreased compared to the same period in the prior year primarily due to the anticipated decrease in ACP product revenue. For the six months ended June 30, 2014, Other revenue increased as compared to the same period in the prior year primarily due to a new license agreement which allows one of our licensees to incorporate our ACP technology in specified device types in perpetuity. We expect other revenue to decline in the future as our customers continue to decrease their use of analog copy protection.
Cost of Revenues
For the three and six months ended June 30, 2014, cost of revenues increased compared to the same periods in the prior year primarily due to an increase in employee and consulting costs, which has been driven primarily by the international expansion of our Metadata offering as well as the timing of patent litigation costs. We expect patent litigation costs to decrease in the second half of 2014 as compared to the first half of 2014.
Research and Development
For the three and six months ended June 30, 2014, research and development expenses decreased compared to the same periods in the prior year. This decrease was primarily due to a decrease in stock compensation expense, partially offset by an increase in spending on our cloud-based platform and the acquisition of Veveo in the first quarter of 2014.
Selling, General and Administrative
For the three months ended June 30, 2014, selling, general and administrative expenses increased compared to the same period in the prior year. This increase was primarily due to an increase in consulting expense related to planning for the upcoming major service provider renewals, partially offset by a decrease in stock compensation expense. For the six months ended June 30, 2014, selling, general and administrative expense decreased compared to the same period in the prior year. This decrease was primarily due to a decrease in stock compensation expense partially offset by an increase in consulting expenses.

Restructuring and Asset Impairment Charges
In conjunction with the disposition of the Rovi Entertainment Store and DivX business and our narrowed business focus on discovery, we are conducting a complete review of our product development, sales, data operations and general and administrative functions to create cost efficiencies for the Company. As a result of this analysis, we took cost reduction actions that resulted in a restructuring and asset impairment charge of $3.5 million being recorded to the Company's continuing operations during the three months ended June 30, 2014 and $5.4 million during the six months ended June 30, 2014. Included in the restructuring charge for the three months ended June 30, 2014, is $1.5 million of severance charges, $1.2 million to accrue for the present value of lease payments for abandoned office space and $0.8 million of asset impairment charges. Included in the restructuring charge for the six months ended June 30, 2014, is $2.9 million of severance charges, $1.2 million to accrue for the present value of lease payments for abandoned office space, $1.1 million in asset impairment charges and $0.2 million in contract termination costs. This review is ongoing and we anticipate recording additional charges in the second half of 2014. In addition, during the three months ended March 31, 2014, we also recorded $0.3 million in expense related to the present value of lease payments for abandoned office space related to the restructuring action described below.

During the first half of 2013, we completed the review of our operations that began in the third quarter of 2012 (see Note 11 to the Condensed Consolidated Financial Statements). As a result of this analysis, we took additional cost reduction actions, which resulted in a restructuring charge of $1.3 million during the three months ended June 30, 2013 and $1.9 million during the six months ended June 30, 2013.

Interest Expense
For the three and six months ended June 30, 2014, interest expense decreased compared to the same periods in the prior year primarily due to a decrease in average debt outstanding.
Interest Income and Other, Net
For the three and six months ended June 30, 2014, interest income and other, net increased compared to the same periods in the prior year primarily due to the release of a $1.2 million contingent liability which was acquired in a prior acquisition. This benefit was partially offset by a decrease in investment income due to a decrease in our average investment balances.
Loss on Debt Redemption and Debt Modification Expense
On April 9, 2013, we entered into a Refinancing Amendment and Joinder Agreement (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement. The Refinancing Amendment provided for a new tranche of term loans ("Term Loan B-3") in the aggregate principal amount of $540.0 million. We used the proceeds from Term Loan B-3 to refinance in full all outstanding Term Loan B-2 amounts (as defined below). We accounted for the issuance of Term Loan B-3 and subsequent repayment of Term Loan B-2 as a partial debt modification, as a significant number of Term Loan B-2 investors reinvested in Term Loan B-3, and the change in the present value of future cash flows between Term Loan B-2 and Term Loan B-3 was less than 10%. Under debt modification accounting, $3.6 million in unamortized debt issuance costs related to Term Loan B-2 investors who reinvested in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. In addition, $0.1 million in Term Loan B-3 debt issuance costs, related to new investors in Term Loan B-3, are being amortized to Term Loan B-3 interest expense using the effective interest method. Debt issuance costs of $1.0 million relating to the issuance of Term Loan B-3 to Term Loan B-2 investors, have been recorded as debt modification expenses for the three months ended June 30, 2013. In addition, during the three months ended June 30, 2013, we realized a loss on debt redemption of $2.8 million related to writing off the unamortized Term Loan B-2 debt issuance costs related to investors who did not reinvest in Term Loan B-3 and the unamortized debt discount on Term Loan B-2.

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
Income Taxes
We recorded income tax expense from continuing operations for the three and six months ended June 30, 2014, of $3.6 million and $10.2 million, respectively, which primarily consists of foreign withholding taxes, foreign income taxes, state income taxes, and the net change in our deferred tax asset valuation allowance. Due to the fact that we have a significant net operating loss carryforward and we have recorded a valuation allowance against our deferred tax assets, foreign withholding taxes are the primary driver of our income tax expense.
We recorded an income tax expense from continuing operations for the three and six months ended June 30, 2013, of $1.6 million and $1.0 million, respectively, which primarily consists of foreign withholding taxes, foreign income taxes and state income taxes. The six months ended June 30, 2013, also benefited from a reduction in the Company's deferred tax asset valuation allowance resulting from the Company's acquisition of IntegralReach.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2014, includes the DivX and MainConcept business and the Nowtilus business. Loss on discontinued operations for the three and six months ended June 30, 2014, is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.
Discontinued operations for the three and six months ended June 30, 2013, includes the DivX and MainConcept business, the Rovi Entertainment Store business, the Consumer Web business and expenses we recorded for indemnification claims related to another former Software business which was disposed of in 2008 (see Note 4 to Condensed Consolidated Financial Statements). The loss in discontinued operations for the three months ended June 30, 2013, is primarily due to recording a $57.1 million impairment charge to the assets of the Rovi Entertainment Store business and recording a $6.8 million impairment charge to the goodwill and intangible assets of the Consumer Web business. The loss from discontinued operations for the six months ended June 30, 2013, is primarily due to recording a $73.1 million impairment charge to the assets of the Rovi Entertainment Store business and recording a $6.8 million impairment charge to the goodwill and intangible assets of the Consumer Web business. (see Note 4 to the Condensed Consolidated Financial Statements).

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

There have been no significant changes in our critical accounting policies during the three months ended June 30, 2014, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities increased to $122.1 million for the six months ended June 30, 2014, from $101.7 million in the prior year. This increase was primarily due to the Company receiving a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2013 Annual Report on Form 10-K.
Net cash provided by investing activities from continuing operations increased to $150.7 million for the six months ended June 30, 2014, from $39.9 million in the prior year. The six months ended June 30, 2014, included $172.1 million in net marketable securities sales or maturities and the receipt of $50.3 million from the sale of the DivX and MainConcept business, partially offset by $10.2 million in capital expenditures and the $60.7 million payment for the Veveo acquisition. Included in 2013 investing activities was $57.0 million in net marketable securities sales or maturities partially offset by $7.1 million in capital expenditures and $10.0 million used for the acquisition of IntegralReach. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $19.0 million and $24.0 million for the full year 2014.
Net cash used in financing activities of continuing operations decreased to $161.5 million for the six months ended June 30, 2014, from $207.1 million in the prior year. During the six months ended June 30, 2014, we made $50.0 million in debt principal payments and repurchased $123.1 million of our common stock. These uses of cash were partially offset by us receiving $11.6 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the six months ended June 30, 2013, we made $110.3 million in net debt payments and repurchased $107.1 million of our common stock. These uses of cash were partially offset by us receiving $10.3 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.
As of June 30, 2014, we owed $864.0 million under the Predecessor Credit Agreement (See Note 5 to the Condensed Consolidated Financial Statements). On July 2, 2014, the Company, as parent guarantor, and two of our wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of our other subsidiaries, as subsidiary guarantors, entered into a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (“the Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). We used the proceeds of the Term Loan Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement and to pay expenses related thereto. The term loans under the Term Loan A Facility will amortize in annual installments in an aggregate annual amount equal to 5% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan A Facility. The term loans under the Term Loan B Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan B Facility. Loans under the Term Loan A Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under the Term Loan B Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 3% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2% per annum. Loans under the Revolving Facility will bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based upon the Company's total secured leverage ratio (as defined in the Credit Agreement).
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Term Loan A Facility and Revolving Facility contain financial covenants that require that we maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Term Loan B Facility does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. Beginning with our fiscal year ending December 31, 2015, we may be required to make an additional payment on the Term Loan Facility each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement.

As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of June 30, 2014, $291.0 million par value of the 2040 Convertible Notes remains outstanding. Holders have the right to require us to repurchase the 2040 Convertible Notes on February 20, 2015, 2020, 2025, 2030 and 2035 for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued interest to, but excluding, the repurchase date (See Note 5 to the Condensed Consolidated Financial Statements for additional details). Given the conversion price, we anticipate that holders will require us to repurchase the 2040 Convertible Notes in February 2015. We anticipate funding this repurchase with cash from our balance sheet and by drawing on our Revolving Facility.

In October 2013 our Board of Directors authorized the repayment of up to $250.0 million of our debt outstanding. This repayment authorization includes any amounts which were outstanding under previously authorized debt repurchase programs. During the six months ended June 30, 2014, we made a voluntary debt prepayment of $50.0 million to reduce loans outstanding under the Amended and Restated Credit Agreement under the October 2013 authorization which, as of June 30, 2014, has been fully utilized.
In April 2014, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. This authorization included amounts outstanding under the previously authorized stock repurchase program. During the quarter ended March 31, 2014, we repurchased 5.0 million shares of our common stock for $123.1 million. As of June 30, 2014, we had $200.0 million remaining under our existing stock repurchase program.
As of June 30, 2014, we had $266.1 million in cash and cash equivalents, $175.8 million in short-term investments and $137.6 million in long-term marketable securities. Of these amounts, $224.0 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.
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
Fixed Income Investments. We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $555.6 million as of June 30, 2014. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At June 30, 2014, the fair value of our auction rate securities portfolio totaled approximately $15.1 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.

We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.3 million decrease in the fair value of our fixed income available-for-sale securities as of June 30, 2014
While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.
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
Indebtedness. We have convertible notes with a par value of $291.0 million. We also have a senior secured credit facility with an outstanding principal balance of $864.0 million as of June 30, 2014. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the quarter ended June 30, 2014. In April 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock. As of June 30, 2014, the Company had $200.0 million remaining under its existing stock repurchase program which does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01	2008 Equity Incentive Plan, as amended	8-K	5/2/2014	10.1

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	July 30, 2014	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:	July 30, 2014	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer