Form 10-Q
period 2014-09-30
Rovi Corp
filed 2014-11-06
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2014
Common stock, $0.001 par value	95,056,366

ROVI CORPORATION
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$165,599	$156,487
Short-term investments	226,997	365,976
Trade accounts receivable, net	77,361	104,386
Taxes receivable	612	1,907
Deferred tax assets, net	9,172	18,621
Prepaid expenses and other current assets	12,628	14,936
Assets held for sale	—	106,688
Total current assets	492,369	769,001
Long-term marketable investment securities	127,042	118,658
Property and equipment, net	32,061	33,350
Finite-lived intangible assets, net	477,949	478,229
Long-term deferred tax assets	1,735	—
Other assets	15,187	16,907
Goodwill	1,337,600	1,298,448
Total assets	$2,483,943	$2,714,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,599	$94,560
Deferred revenue	18,653	9,848
Current portion of long-term debt	298,786	—
Liabilities held for sale	—	5,513
Total current liabilities	390,038	109,921
Taxes payable, less current portion	9,730	44,038
Long-term debt, less current portion	806,167	1,186,564
Deferred revenue, less current portion	17,732	4,641
Long-term deferred tax liabilities, net	69,817	41,379
Other non current liabilities	15,084	14,834
Total liabilities	1,308,568	1,401,377
Stockholders’ equity:
Common stock	131	128
Treasury stock	(939,833)	(816,694)
Additional paid-in capital	2,328,608	2,279,196
Accumulated other comprehensive loss	(4,179)	(3,999)
Retained deficit	(209,352)	(145,415)
Total stockholders’ equity	1,175,375	1,313,216
Total liabilities and stockholders’ equity	$2,483,943	$2,714,593

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$128,582	$123,478	$408,094	$385,398
Costs and expenses:
Cost of revenues, exclusive of amortization of intangible assets	22,303	21,151	78,258	69,476
Research and development	25,369	26,787	79,859	83,986
Selling, general and administrative	34,306	36,644	109,291	112,486
Depreciation	4,256	4,007	13,207	12,283
Amortization of intangible assets	20,158	18,673	58,178	56,109
Restructuring and asset impairment charges	2,722	5,705	8,404	7,638
Gain on sale of patents	(500)	—	(500)	—
Total costs and expenses	108,614	112,967	346,697	341,978
Operating income from continuing operations	19,968	10,511	61,397	43,420
Interest expense	(13,962)	(15,102)	(40,721)	(46,286)
Interest income and other, net	—	653	1,835	2,341
Debt modification expense	(3,775)	—	(3,775)	(1,351)
(Loss) income on interest rate swaps and caps, net	(229)	(4,206)	(7,565)	2,239
Loss on debt redemption	(5,159)	—	(5,159)	(2,761)
(Loss) income from continuing operations before income taxes	(3,157)	(8,144)	6,012	(2,398)
Income tax expense (benefit)	3,458	(14,175)	13,658	(13,183)
(Loss) income from continuing operations, net of tax	(6,615)	6,031	(7,646)	10,785
Discontinued operations, net of tax	(417)	(17,505)	(56,291)	(122,066)
Net loss	$(7,032)	$(11,474)	$(63,937)	$(111,281)
Basic earnings per share:
Basic (loss) income per share from continuing operations	$(0.07)	$0.06	$(0.08)	$0.11
Basic loss per share from discontinued operations	(0.01)	(0.18)	(0.62)	(1.24)
Basic net earnings per share	$(0.08)	$(0.12)	$(0.70)	$(1.13)
Shares used in computing basic net earnings per share	91,468	97,674	91,975	98,821
Diluted earnings per share:
Diluted (loss) income per share from continuing operations	$(0.07)	$0.06	$(0.08)	$0.11
Diluted loss per share from discontinued operations	(0.01)	(0.18)	(0.62)	(1.23)
Diluted net earnings per share	$(0.08)	$(0.12)	$(0.70)	$(1.12)
Shares used in computing diluted net earnings per share	91,468	98,434	91,975	99,537

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,032)	$(11,474)	$(63,937)	$(111,281)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(741)	462	(221)	(2,324)
Unrealized (losses) gains on investments, net	(131)	357	41	280
Other comprehensive (loss) income	(872)	819	(180)	(2,044)
Comprehensive loss	$(7,904)	$(10,655)	$(64,117)	$(113,325)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(63,937)	$(111,281)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	56,291	122,066
Change in fair value of interest rate swaps and caps, net of settlements	285	4,260
Depreciation	13,207	12,283
Amortization of intangible assets	58,178	56,109
Asset impairment charge	1,115	4,075
Debt modification expense	3,775	1,351
Amortization of note issuance costs and convertible note discount	12,993	12,763
Equity-based compensation	31,813	42,173
Loss on debt redemption	5,159	2,761
Deferred taxes	(4,458)	(2,488)
Other, net	4,250	8,976
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	26,620	273
Deferred revenue	21,569	1,557
Prepaid expenses, other current assets, and other assets	3,722	10,255
Income taxes	4,316	(10,775)
Accounts payable, accrued expenses, and other long-term liabilities	(24,276)	(11,361)
Net cash provided by operating activities of continuing operations	150,622	142,997
Net cash used in operating activities of discontinued operations	(5,300)	(18,128)
Net cash provided by operating activities	145,322	124,869
Cash flows from investing activities:
Purchases of long and short-term marketable investments	(229,255)	(629,945)
Sales or maturities of long and short-term marketable investments	356,214	648,192
Proceeds from sale of business	50,298	1,000
Payment to Rovi Entertainment Store buyer	—	(8,500)
Purchases of property and equipment	(13,891)	(11,192)
Payments for acquisition, net of cash acquired	(60,707)	(10,000)
Purchase of patents	(28,000)	—
Other investing, net	(812)	(79)
Net cash provided by (used in) investing activities of continuing operations	73,847	(10,524)
Net cash used in investing activities of discontinued operations	—	(1,332)
Net cash provided by (used in) investing activities	73,847	(11,856)
Cash flows from financing activities:
Payments under debt obligations	(915,756)	(649,142)
Purchase of treasury stock	(123,139)	(107,123)
Proceeds from issuance of debt, net of issuance costs	812,001	537,524
Proceeds from exercise of options and employee stock purchase plan	16,784	18,280
Net cash used in financing activities of continuing operations	(210,110)	(200,461)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(210,110)	(200,461)
Effect of exchange rate changes on cash	53	(1,313)
Net increase (decrease) in cash and cash equivalents	9,112	(88,761)
Cash and cash equivalents at beginning of period	156,487	285,352
Cash and cash equivalents at end of period	$165,599	$196,591

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
Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income, as a separate component of stockholders’ equity. Trading securities are carried at fair value, with changes in fair value reported as part of interest income and other, net in the Condensed Consolidated Statements of Operations.

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
Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. The Company allocates the total consideration among the various elements based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE). If neither VSOE nor TPE exist, the Company uses its best estimate of selling price (BESP) to allocate the arrangement consideration. The allocation of value may impact the amount and timing of revenue recorded in the Condensed Consolidated Statement of Operations during a given period.
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
IPG and ACP Licensing
The Company licenses its proprietary IPG technology and ACP technology to consumer electronics (“CE”) manufacturers, integrated circuit makers, service providers and others. The Company generally recognizes revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The

Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. The Company has established significant experience and relationships with certain ACP technology licensing customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, revenue from these customers is recognized in the period the customer shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of the Company’s large CE IPG licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. The Company at times enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, the Company generally would use BESP to allocate the consideration between the release for past infringement and the go-forward patent license. In determining BESP of the past infringement component and the go-forward license agreement, the Company considers such factors as the number of units shipped in the past and in what territories these units where shipped, the number of units expected to be shipped in the future and in what territories these units are expected to be shipped, as well as the licensing rate the Company generally receives for units shipped in these territories. As the revenue recognition criteria for the past infringement would generally be satisfied upon the execution of the agreement, the amount of consideration allocated to the past infringement would be recognized in the quarter the agreement is executed and the amount allocated to the go-forward license agreement would be recognized ratably over the term. In addition, the Company enters into agreements in which the licensee pays the Company a one-time fee for a perpetual license to its ACP technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.
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

Discontinued Operations-DivX and MainConcept
The Company generally licensed its DivX and MainConcept codecs for a per unit fee or an annual fee. The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement. For instance, some of the Company’s large CE licensees had entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. In addition, the Company entered into agreements in which the licensee paid the Company a one-time fee for a perpetual license to its DivX technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no continuing obligation and the amounts are fixed and determinable.
Discontinued Operations-Rovi Entertainment Store Video Delivery Solution
The Company recognizes service fees it receives from retailers and others for operating their storefronts on a straight-line basis over the period it is providing services. The Company recognizes transaction revenue from the sale or rental of individual content titles in the period when the content is purchased and delivered. Transaction revenue is recorded on a gross basis when the Company is the principal in the transaction and is recorded net of payments to content owners and others when the Company is acting as an agent. The Company was generally the principal in the transaction when it was the merchant of record and was licensing the content distribution rights.
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
Foreign Currency Translation
The translation of the accounts of Company subsidiaries with a foreign currency other than the United States Dollar is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate for the respective periods. Adjustments resulting from such translation are included in comprehensive income. Gains or losses resulting from foreign currency transactions included in the Condensed Consolidated Statements of Operations were not material in any of the periods presented.
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
For the nine months ended September 30, 2014 and September 30, 2013, 11% and 12%, respectively, of the Company's revenue from continuing operations was related to its contract with DIRECTV. For the nine months ended September 30, 2014 and September 30, 2013, 22% and 22%, respectively, of the Company's revenue from continuing operations was related to its contracts with DIRECTV, Comcast and Time Warner Cable. These customers' current contracts expire in the second half of 2015 and first half of 2016.

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

NOTE 3 – ACQUISITIONS
2014 Acquisitions
On February 28, 2014, the Company acquired Veveo Inc. ("Veveo") for approximately $67.6 million, plus up to an additional $7.0 million in contingent consideration that will be paid if certain sales and engineering goals are met. Veveo is a provider of intuitive and personalized entertainment discovery solutions. The contingent consideration has been included in the Condensed Consolidated Balance Sheet at its estimated Level 3 (see Note 8) fair value of $5.7 million.
On July 7, 2014, the Company purchased a portfolio of patents for $28.0 million. The portfolio includes approximately 500 issued patents and pending applications worldwide, with slightly more than half of those being issued U.S. patents. The Company has accounted for the transaction as an asset acquisition and is amortizing the purchase price of the patents over ten years.
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

During the three and nine months ended September 30, 2013, the Company recorded $0.0 million and $0.5 million in expenses, respectively, related to indemnification for IP infringement claims relating to the Company’s previous software business which included Flexnet, InstallShield and AdminStudio software tools.

The results of operations of the Company’s discontinued businesses consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue:
Rovi Entertainment Store	$—	$1,974	—	9,367
Consumer Website	—	600	—	3,281
DivX and MainConcept	—	19,166	14,952	57,128
Nowtilus	—	313	100	313
Pre-tax (loss) income from operations:
Previous Software	$—	$(33)	$—	$(523)
Roxio Consumer Software (1)	—	—	—	(3,250)
Rovi Entertainment Store (2)	—	(8,874)	—	(99,639)
Consumer Website (3)	—	(635)	—	(10,601)
DivX and MainConcept	—	2,012	1,873	3,431
Nowtilus	—	(306)	(562)	(674)
Pre-tax loss on disposal of business units	(471)	(9,561)	(55,119)	(9,561)
Income tax benefit (expense)	54	(108)	(2,483)	(1,249)
Income (loss) from discontinued operations, net of tax	$(417)	$(17,505)	$(56,291)	$(122,066)

(1) Roxio Consumer Software pre-tax loss for the nine months ended September 30, 2013, includes $3.3 million in expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold.
(2) Rovi Entertainment Store pre-tax loss for the nine months ended September 30, 2013, included $73.1 million, in goodwill and intangible asset impairment charges.
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
As of September 30, 2014 and December 31, 2013, the principal amount of the Company’s 2040 Convertible Notes was $291.0 million and $291.0 million, respectively. As of September 30, 2014 and December 31, 2013, the unamortized discount on the 2040 Convertible Notes was $5.5 million and $15.8 million, respectively, resulting in a carrying amount of $285.5 million and $275.2 million, respectively. During the three and nine months ended September 30, 2014, the Company recorded $3.5 million and $10.4 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount. During the three and nine months ended September 30, 2013, the Company recorded $3.3 million and $9.6 million of interest expense, respectively, for the 2040 Convertible Notes related to the amortization of the discount.
Senior Secured Credit Facility

On July 2, 2014, the Company, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (“the Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Company used the proceeds of the Term Loan Facility, together with cash from its balance sheet, to repay existing loans under its previous credit agreement and to pay expenses related thereto. Loans under the Term Loan A Facility bear interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under the Term Loan B Facility bear interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 3% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2% per annum. Loans under the Revolving Facility will bear interest, at the Company's option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based upon the Company's total secured leverage ratio (as defined in the Credit Agreement).
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Term Loan A Facility and the Revolving Facility contain financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Term Loan B Facility does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. Beginning with the Company's fiscal year ending December 31, 2015, the Company may be required to make an additional payment on the Term Loan Facility each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement.
As of September 30, 2014, the carrying values of the Term Loan A Facility and the Term Loan B Facility were $124.6 million and $694.9 million, net of discount, respectively. As of September 30, 2014, the Company had not drawn on the Revolving Facility.
The Company accounted for the issuance of the Senior Secured Credit Facility and subsequent repayment of its previous credit facility as a partial debt modification, as a significant number of it previous credit facility investors reinvested in the Senior Secured Credit Facility, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $1.0 million in unamortized debt issuance costs related to previous credit facility investors who reinvested in Term Loan Facility A are being amortized to Term Loan Facility A interest expense using the effective interest method. In addition, $0.2 million in Term Loan Facility A debt issuance costs, related to new investors in Term Loan Facility A, are being amortized to Term Loan Facility A interest expense using the effective interest method. Under debt modification accounting, $1.7 million in unamortized debt issuance costs related to previous credit facility investors who reinvested in Term Loan Facility B are being amortized to Term Loan Facility B interest expense using the effective interest method. In addition, $3.0 million in Term Loan Facility B debt issuance costs, related to new investors in Term Loan Facility B, are being amortized to Term Loan Facility B interest expense using the effective interest method. Debt issuance costs of $3.8 million relating to the issuance of the Senior Secured Credit Facility to previous credit facility investors, have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the three months ended September 30, 2014. In addition, during the three months ended September 30, 2014, the Company realized a loss on debt redemption of $5.2 million related to writing off the unamortized prior credit facility debt issuance costs related to investors who did not reinvest in the Senior Secured Credit Facility and the unamortized debt discount on the prior credit facility.
The Company accounted for the issuance of its prior term loan B-3 in April 2013 and subsequent repayment of term loan B-2 as a partial debt modification, as a significant number of term loan B-2 investors reinvested in term loan B-3, and the change in the present value of future cash flows between term loan B-2 and term loan B-3 was less than 10%. Under debt modification accounting, $3.6 million in unamortized debt issuance costs related to term loan B-2 investors who reinvested in term loan B-3 are being amortized to term loan B-3 interest expense using the effective interest method. In addition, $0.1 million in term loan B-3 debt issuance costs, related to new investors in term loan B-3, are being amortized to term loan B-3 interest expense using the effective interest method. Debt issuance costs of $1.0 million relating to the issuance of term loan B-3 to term loan B-2 investors, have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the three months ended June 30, 2013. In addition, during the three months ended June 30, 2013, the Company realized a loss on debt redemption of $2.8 million related to writing off the unamortized term loan B-2 debt issuance costs related to investors who did not reinvest in term loan B-3 and the unamortized debt discount on term loan B-2.
Debt Repayment Program
In October 2013, the Company's Board of Directors authorized the repayment of up to $250.0 million of debt outstanding. The Company made voluntary debt payments of $200.0 million in November 2013 and $50.0 million in March 2014, to reduce loans outstanding under its previous credit agreement.
In connection with the issuance of term loan B-3 in April 2013, the Company's Board of Directors authorized the repayment of the $540.0 million remaining balance of term loan B-2. This repayment authorization was in addition to any other authorizations that were outstanding at the time.
The following is a summary of the carrying value and par value of the Company's debt (in thousands) as of September 30, 2014:

	Carrying Value	Par Value
Term Loan Facility A	$124,555	$125,000
Term Loan Facility B	694,862	698,250
2040 Convertible Notes	285,536	290,990
	$1,104,953	$1,114,240

NOTE 6 – INVESTMENTS
The following is a summary of available-for-sale and other investment securities (in thousands) as of September 30, 2014:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$27,665	$—	$—	$27,665
Cash equivalents - money markets	137,934	—	—	137,934
Total cash and cash equivalents	$165,599	$—	$—	$165,599
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(521)	$15,079
Corporate debt securities	111,678	32	(33)	111,677
Foreign government obligations	14,620	—	(3)	14,617
U.S. Treasury/Agencies	212,691	80	(105)	212,666
Total available-for-sale investments	$354,589	$112	$(662)	$354,039
Total cash, cash equivalents and investments				$519,638
The following is a summary of available-for-sale and other investment securities (in thousands) as of December 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$29,764	$—	$—	$29,764
Cash equivalents - money markets	126,723	—	—	126,723
Total cash and cash equivalents	$156,487	$—	$—	$156,487
Available-for-sale investments:
Auction rate securities	$15,600	$—	$(697)	$14,903
Corporate debt securities	177,474	144	(26)	177,592
Foreign government obligations	17,992	—	(20)	17,972
U.S. Treasury/Agencies	274,145	45	(23)	274,167
Total available-for-sale investments	$485,211	$189	$(766)	$484,634
Total cash, cash equivalents and investments				$641,121
As of September 30, 2014, the fair value of available-for-sale debt investments, by contractual maturity, was as follows (in thousands):

Due in 1 year or less	$226,997
Due in 1-2 years	111,963
Due in 2-3 years	—
Due in greater than 3 years	15,079
Total	$354,039
Market values were determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at September 30, 2014 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The Company continues to earn interest on all of its auction rate security instruments and has the ability and intent to hold these securities until they recover.

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
In May 2012, the Company entered into swaps with a notional amount of $197.0 million. These swaps have an effective date of January 2014, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.58% for the three month settlement period ending June 2014, to 1.65% for the final settlement period ending in January 2016 and receives a floating rate of one month USD-LIBOR. These swaps expire in January 2016. In May 2012, the Company entered into additional swaps with a notional amount of $215.0 million. These swaps have an effective date of April 2014, and under these swaps the Company pays a fixed interest rate which gradually increases from 0.65% for the three month settlement period ending June 2014, to 2.11% for the final settlement period ending in March 2017 and receives a floating rate of one month USD-LIBOR. These swaps expire in March 2017. In June 2013, the Company entered into swaps with a notional amount of $250.0 million. These swaps have an effective date of January 2016, and under these swaps the Company pays a fixed rate of 2.23% and receives a floating rate of one month USD-LIBOR. These swaps expire in March 2019. In September 2014, the Company entered into additional swaps with a notional amount of $125.0 million. These swaps have an effective date of January 2016, and under these swaps the Company pays a fixed interest rate of 2.66% and receives a floating rate of one month USD-LIBOR. These swaps expire in July 2021. In September 2014, the Company entered into swaps with a notional amount of $200.0 million. These swaps have an effective date of March 2017, and under these swaps the Company pays a fixed rate of 2.93%and receives a floating rate of one month USD-LIBOR. These swaps expire in July 2021. The Company entered into these swaps to effectively fix the future interest rate during the applicable periods on a portion of its Senior Secured Credit Facility. In connection with refinancing its credit facility during the third quarter of 2014, the Company paid $7.6 million to terminate interest rate swaps with a notional amount of $300.0 million.

The Company has not designated any of its interest rate swaps, caps or foreign currency collars as hedges. The Company records these interest rate swaps, caps and foreign currency collars on its balance sheet at fair market value with the changes in fair value recorded as gain (loss) on interest rate swaps and caps, net, in its Condensed Consolidated Statements of Operations. During the three months ended September 30, 2014 and 2013, the Company recorded a loss of $0.2 million and $4.2 million, respectively, for the change in the fair value of its interest rate swaps and caps and the related settlements. During the nine months ended September 30, 2014 and 2013, the Company recorded a loss of $7.6 million and a gain of $2.2 million, respectively, for the change in the fair value of its interest rate swaps and caps and the related settlements. For information on the fair value of the Company’s interest rate swaps and caps, see Note 8.

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

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments at September 30, 2014 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Money market funds (1)	$137,934	$137,934	$—	$—
Corporate debt securities (2)	99,047	—	99,047	—
Foreign government obligations (2)	14,617	—	14,617	—
U.S. Treasuries / Agencies (2)	113,333	—	113,333	—
Non-Current Assets
Auction rate securities (3)	15,079	—	—	15,079
Corporate debt securities (3)	12,630	—	12,630	—
U.S. Treasuries / Agencies (3)	99,333	—	99,333	—
Total Assets	$491,973	$137,934	$338,960	$15,079
Liabilities
IntegralReach contingent consideration (4)	3,000	$—	$—	$3,000
Veveo contingent consideration (5)	5,700	—	—	5,700
Interest rate swaps and caps (6)	7,227	—	7,227	—
Total Liabilities	$15,927	$—	$7,227	$8,700

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(3)	Included in long-term marketable securities on the Condensed Consolidated Balance Sheet and classified as available-for-sale securities.

(4)	Included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet

(5)	$3.2 million included in other non-current liabilities and $2.5 million included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet.

(6)
Included in other non-current liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2014, the fair value of the Company's interest rate swaps and caps in an asset position was $5.6 million and the fair value in a liability position was $12.8 million. These amounts have been recorded on a net basis on the Company's balance sheet.

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

The following table provides a summary of changes in the Company’s Level 3 auction rate securities ("ARS") as of September 30, 2014 and 2013 (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$15,145	$14,547	14,903	$14,287
Unrealized (loss) gain included in accumulated other comprehensive income	(66)	117	176	477
Settlements	—	—	—	(100)
Balance at end of period	$15,079	$14,664	$15,079	$14,664
The fair value of the Company’s outstanding debt at September 30, 2014 is as follows (in thousands):

	Carrying Value	Significant Other Observable Inputs (Level 2)
Term Loan A	$124,555	$123,750
Term Loan B	694,862	678,175
2040 Convertible Notes (1)	285,536	291,354
	$1,104,953

(1)	The par value of the 2040 Convertible Notes is $291.0 million. See Note 5 for additional details.

NOTE 9 – EQUITY-BASED COMPENSATION
Stock Options Plans
The Company grants stock options and restricted stock awards from the 2008 Equity Incentive Plan (the “2008 Plan”). On April 29, 2014, the Company's stockholders approved an amendment to the 2008 Plan to increase the reserve for common stock authorized for issuance by 1.5 million shares.
As of September 30, 2014, the Company had a total of 23.2 million shares reserved and 9.1 million shares available for issuance under the 2008 Plan.
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
Restricted stock award and restricted stock unit grants generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to voting rights. As of September 30, 2014, the number of restricted stock awards outstanding and unvested was 3.4 million, which includes 0.9 million shares of performance based restricted stock awards. The vesting of these performance shares is primarily contingent upon meeting defined levels of achievement of financial results. As of September 30, 2014, the number of restricted stock units outstanding and unvested was 0.3 million.
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
As of September 30, 2014, the Company had reserved, and available for future issuance, 2.5 million shares of common stock under the ESPP.
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

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Option Plans:
Dividends	0%	0%	0%	0%
Expected term	4.0 years	4.0 years	4.0 years	4.0 years
Risk free interest rate	1.2%	1.0%	1.1%	0.6%
Volatility rate	44%	48%	47%	47%
ESPP Plan:
Dividends	0%	0%	0%	0%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk free interest rate	0.3%	0.2%	0.3%	0.2%
Volatility rate	34%	44%	35%	47%
The weighted average per share fair value of equity-based awards are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average fair value:
Option grants	$8.39	$7.75	$8.88	$7.61
Employee purchase share rights	$6.53	$6.60	$6.54	$6.38
Restricted stock award grants	$24.42	$21.37	$24.54	$18.35

As of September 30, 2014, there was $69.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based payments granted to employees in continuing operations. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.5 years.
The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $0.3 million and $1.9 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill activity associated with its continuing operations (in thousands):

Goodwill, net at December 31, 2013	$1,298,448
Acquisitions	39,370
Changes due to foreign currency exchange rates and other	(218)
Goodwill, net at September 30, 2014	$1,337,600
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

The following tables summarize the Company’s intangible assets for its continuing operations subject to amortization as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$871,888	$(427,232)	$444,656
Existing contracts and customer relationships	47,524	(30,729)	16,795
Content databases and other	56,943	(40,445)	16,498
Trademarks / Tradenames	8,300	(8,300)	—
	$984,655	$(506,706)	$477,949
	December 31, 2013
	Gross Costs	Accumulated Amortization	Net
Finite-lived intangibles:
Developed technology and patents	$816,988	$(378,059)	$438,929
Existing contracts and customer relationships	44,724	(27,042)	17,682
Content databases and other	56,804	(35,186)	21,618
Trademarks / Tradenames	8,300	(8,300)	—
	$926,816	$(448,587)	$478,229
The following table summarizes the Company's estimated amortization expense for its continuing operations through the year 2018 and thereafter (in thousands):

Amortization Expense
Remainder of 2014	$19,973
2015	76,162
2016	74,643
2017	73,382
2018	70,880
Thereafter	162,909
Total amortization expense	$477,949

NOTE 11 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2014 Restructuring Actions
In conjunction with the disposition of the Rovi Entertainment Store and DivX businesses and the Company's narrowed business focus on discovery, the Company is conducting a complete review of its remaining product development, sales, data operations and general and administrative functions to create cost efficiencies for the Company. As a result of this analysis, the Company took cost reduction actions that resulted in a restructuring and asset impairment charge of $2.7 million being recorded to the Company's continuing operations during the three months ended September 30, 2014 and $8.1 million during the nine months ended September 30, 2014. Included in the restructuring charge for the three months ended September 30, 2014, is $2.6 million of severance charges and $0.1 million to accrue for the present value of lease payments for abandoned office space. Included in the restructuring charge for the nine months ended September 30, 2014, is $5.5 million of severance charges, $1.3 million to accrue for the present value of lease payments for abandoned office space, $1.1 million in asset impairment charges and $0.2 million in contract termination costs. As of September 30, 2014, $2.6 million of severance and $1.1 million in future lease payments for abandoned office space remain unpaid.
2013 Restructuring Actions
During 2013, the Company completed the review of its operations that began in the third quarter of 2012. As a result of this analysis, the Company took additional cost reduction actions, which resulted in a restructuring charge of $5.7 million being recorded during the three months ended September 30, 2013 and a total of $7.7 million being recorded during fiscal year 2013. Included in the fiscal year 2013 restructuring charge is $0.9 million of severance charges, $0.7 million to accrue for the present value of lease payments for abandoned office space, $4.1 million in asset impairment charges and $2.0 million in stock compensation expense due to the contractual acceleration of the vesting of restricted stock of certain employees who are no longer with the Company. Of the total restructuring charge of $7.7 million, $7.6 million related to our continuing operations and $0.1 million relate to discontinued operations. During the three months ended March 31, 2014, the Company recorded an additional $0.3 million in expense related to the present value of lease payments for abandoned office space. As of September 30, 2014, $0.4 million in future lease payments for abandoned office space remain unpaid.

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
The following is a reconciliation between weighted average number of shares used to calculate Basic EPS and Diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic EPS - weighted average number of common shares outstanding	91,468	97,674	91,975	98,821
Dilutive effect of employee equity incentive plans	—	760	—	716
Diluted EPS - weighted average number of common shares and common share equivalents outstanding	91,468	98,434	91,975	99,537

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	4,436	4,114	4,589	3,987
Restricted stock	2,985	1,540	3,119	1,673
Convertible notes (1)	6,144	6,144	6,144	6,144
Total weighted average potential common shares excluded from diluted net earnings per share	13,565	11,798	13,852	11,804

(1)	See Note 5 for additional details.

In addition, for the three months ended September 30, 2014 and 2013, the Company excluded 0.9 million and 0.9 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved or including them would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, the Company excluded 0.8 million and 0.8 million weighted average shares of performance based restricted stock awards from the computation of diluted net earnings per share as the performance metric had yet to be achieved or including them would have been anti-dilutive.

NOTE 13 – INCOME TAXES
The Company recorded income tax expense from continuing operations for the three and nine months ended September 30, 2014, of $3.5 million and $13.7 million, respectively, which primarily consists of foreign income and withholding taxes, state income taxes, and the net change in our deferred tax asset valuation allowance. Due to the fact that the Company has a significant net operating loss carryforward and has recorded a valuation allowance against its deferred tax assets, foreign withholding taxes are the primary driver of its income tax expense.
The Company recorded an income tax benefit from continuing operations for the three and nine months ended September 30, 2013, of $14.2 million and $13.2 million, respectively, which includes a $14.0 million benefit from releasing certain tax contingency reserves.

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2008.

NOTE 14 – STOCK REPURCHASE PROGRAM
During the three months ended March 31, 2014, the Company repurchased 5.0 million shares of its common stock for $123.1 million, under a previously authorized stock repurchase program. Subsequent to these repurchases, in April 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock. This April 2014 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. As of September 30, 2014, the Company had $200.0 million remaining under its existing stock repurchase program. During the nine months ended September 30, 2013, the Company repurchased 5.0 million shares of its common stock for $107.1 million. As of September 30, 2014, treasury stock consisted of 35.6 million shares of common stock that had been repurchased, with a cost basis of approximately $939.8 million.

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

NOTE 16 – SEGMENTS

During the third quarter of 2014, the Company’s reorganized its internal financial reporting and now reports financial information for its Intellectual Property Licensing business unit and Product business unit to its chief operating decision maker. As this is the way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources to the business units, the Company will report its segment information in the same manner. In addition, the Company has certain costs which it does not allocate to its business units which it considers Corporate expenses. Segment information for the prior periods has been reclassified to conform to the current presentation.

The Company’s Intellectual Property Licensing segment consists primarily of IPG patent licensing to third party guide developers such as multi-channel video service providers (cable, satellite and IPTV), consumer electronics (“CE”) manufacturers, set-top box manufacturers and interactive television software and program guide providers in the online, over-the-top video and mobile phone businesses.

The Company’s Product segment consists primarily of the licensing of Company-developed IPG products and services provided for multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing our Metadata. Our Product segment also includes sales of our legacy ACP, VCR Plus+, connected platform and media recognition products.

Corporate primarily includes certain general and administrative costs such as corporate management, finance, legal, human resources and related expenses such as certain corporate litigation and insurance costs.

The Company’s chief operating decision maker uses an adjusted EBITDA (as defined below) measurement to evaluate the performance of, and allocate resources to, the business units. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss when reviewed by the Company’s chief operating decision maker. Balance sheets of the reportable segments are not used by the chief operating decision maker to allocate resources or assess performance of the businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Intellectual Property Licensing:
Revenues	$67,874	$65,300	$213,484	$204,574
Adjusted Operating Expenses (1)	11,768	12,880	46,740	43,753
Adjusted EBITDA (2)	56,106	52,420	166,744	160,821
Product:
Revenues	60,708	58,178	194,610	180,824
Adjusted Operating Expenses (1)	46,878	46,640	146,857	138,692
Adjusted EBITDA (2)	13,830	11,538	47,753	42,132
Corporate:
Adjusted Operating Expenses (1)	12,075	12,569	38,555	39,170
Adjusted EBITDA (2)	(12,075)	(12,569)	(38,555)	(39,170)
Consolidated:
Revenues	128,582	123,478	408,094	385,398
Adjusted Operating Expenses (1)	70,721	72,089	232,152	221,615
Adjusted EBITDA (2)	57,861	51,389	175,942	163,783
Equity based compensation expense	(9,658)	(12,493)	(31,813)	(42,173)
Transaction, transition and integration expenses	(1,099)	—	(2,943)	(2,160)
Restructuring and asset impairment charges	(2,722)	(5,705)	(8,404)	(7,638)
Depreciation	(4,256)	(4,007)	(13,207)	(12,283)
Amortization of intangible assets	(20,158)	(18,673)	(58,178)	(56,109)
Operating income	19,968	10,511	61,397	43,420
Interest expense	(13,962)	(15,102)	(40,721)	(46,286)
Interest income and other, net	—	653	1,835	2,341
Debt modification expense and loss on debt redemption	(8,934)	—	(8,934)	(4,112)
(Loss) income on interest rate swaps and caps, net	(229)	(4,206)	(7,565)	2,239
(Loss) income from continuing operations before income taxes	$(3,157)	$(8,144)	$6,012	$(2,398)

(1) Adjusted Operating Expenses is defined as operating expenses excluding equity based compensation expense, transaction, transition and integration expenses, restructuring and asset impairment charges and depreciation and amortization.

(2) Adjusted EBITDA is defined as operating income excluding equity based compensation expense, transaction, transition and integration expenses, restructuring and asset impairment charges and depreciation and amortization.

NOTE 17 – SUBSEQUENT EVENTS

On October 31, 2014, the Company acquired Fanhattan, Inc., and its cloud based Fan TV branded products, for $12.0 million in cash.

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

Our patent portfolio provides the foundation for our intellectual property licensing business and includes over 5,000 issued patents and pending applications.  Through ongoing investment, targeted acquisitions and strategic portfolio management, our patent portfolio has continued to grow in size and relevance.  We generate substantially all of our intellectual property licensing revenue from our discovery patent portfolio, which represents approximately 76% of our total patents. Over the last 10 years, our US discovery patent portfolio has more than doubled in size and US discovery issued patents has more than tripled in size. The scope and relevance of our discovery patent portfolio has also grown over this period.  Our discovery patent portfolio includes important coverage and protection for key features and functionality across guidance, search and recommendations, digital video recorders, video-on-demand, over-the-top video, second screen offerings and various interactive television applications. Our ongoing innovation efforts are intended on ensuring that our patent portfolio continues to provide long-term protection across these key areas of discovery.  Our discovery portfolio's patents have expiration dates that range from 2014 to 2033. For the nine months ended September 30, 2014, 22% of our revenue from continuing operations was related to our contracts with DIRECTV, Comcast and Time Warner Cable.  These customers' current contracts expire in the second half of 2015 and first half of 2016.
During the third quarter of 2014, we reorganized our financial reporting into two segments; Intellectual Property Licensing and Products. Within our Intellectual Property Licensing Segment we group our revenue into the following categories (i) service providers and (ii) consumer electronics (“CE”) manufacturers. Service provider includes revenue from licensing our IPG patents to multi-channel video service (cable, satellite and IPTV) providers and program guide providers in the online and over-the-top video businesses. We also include in service provider revenues any IPG patent revenue related to an IPG deployed by a service provider in a subscriber household whether the ultimate payment for that IPG comes from the service provider or from a manufacturer of a set-top box. CE includes the licensing of our IPG patents to consumer electronics manufacturers. Revenue related to an IPG deployed in a set-top box sold at retail is also included in CE manufacturers. Our Product Segment includes the results of our product businesses. Within our Product segment we group our revenue into the following categories – (i) service providers, (ii) CE, and (iii) Other. Service provider revenue includes revenue from licensing our IPGs to service providers, advertising revenue from those IPGs, analytics revenue and revenue from licensing our Metadata to service providers. CE includes license revenue received from consumer electronics companies for our IPG products, Metadata and advertising revenue from our CE IPGs. Other revenue consists primarily of revenue generated from our legacy ACP, VCR Plus+, connected platform and media recognition products.

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

Results of Operations
Consolidated Results
The following tables present our condensed consolidated statements of operations compared to the same periods in the prior year (in thousands):

	Three Months Ended September 30,
	2014	2013	Change $	Change %
Revenues	$128,582	$123,478	5,104	4%
Costs and expenses:
Cost of revenues, exclusive of amortization of intangible assets	22,303	21,151	1,152	5%
Research and development	25,369	26,787	(1,418)	(5)%
Selling, general and administrative	34,306	36,644	(2,338)	(6)%
Depreciation	4,256	4,007	249	6%
Amortization of intangible assets	20,158	18,673	1,485	8%
Restructuring and asset impairment charges	2,722	5,705	(2,983)	(52)%
Gain on sale of patents	(500)	—	(500)	NA
Total operating expenses	108,614	112,967	(4,353)	(4)%
Operating income from continuing operations	19,968	10,511	9,457	90%
Interest expense	(13,962)	(15,102)	1,140	(8)%
Interest income and other, net	—	653	(653)	(100)%
Debt modification expense	(3,775)	—	(3,775)	NA
Loss on interest rate swaps and caps, net	(229)	(4,206)	3,977	(95)%
Loss on debt redemption	(5,159)	—	(5,159)	NA
(Loss) from continuing operations before taxes	(3,157)	(8,144)	4,987	(61)%
Income tax expense (benefit)	3,458	(14,175)	17,633	(124)%
(Loss) income from continuing operations, net of tax	(6,615)	6,031	(12,646)	(210)%
Loss from discontinued operations, net of tax	(417)	(17,505)	17,088	(98)%
Net loss	$(7,032)	$(11,474)	4,442	(39)%

	Nine Months Ended September 30,
	2014	2013	Change $	Change %
Revenues	$408,094	$385,398	22,696	6%
Costs and expenses:
Cost of revenues, exclusive of amortization of intangible assets	78,258	69,476	8,782	13%
Research and development	79,859	83,986	(4,127)	(5)%
Selling, general and administrative	109,291	112,486	(3,195)	(3)%
Depreciation	13,207	12,283	924	8%
Amortization of intangible assets	58,178	56,109	2,069	4%
Restructuring and asset impairment charges	8,404	7,638	766	10%
Gain on sale of patents	(500)	—	(500)	NA
Total operating expenses	346,697	341,978	4,719	1%
Operating income from continuing operations	61,397	43,420	17,977	41%
Interest expense	(40,721)	(46,286)	5,565	(12)%
Interest income and other, net	1,835	2,341	(506)	(22)%
Debt modification expense	(3,775)	(1,351)	(2,424)	179%
(Loss) income on interest rate swaps and caps, net	(7,565)	2,239	(9,804)	(438)%
Loss on debt redemption	(5,159)	(2,761)	(2,398)	87%
Income (loss) from continuing operations before taxes	6,012	(2,398)	8,410	(351)%
Income tax expense (benefit)	13,658	(13,183)	26,841	(204)%
(Loss) income from continuing operations, net of tax	(7,646)	10,785	(18,431)	(171)%
Loss from discontinued operations, net of tax	(56,291)	(122,066)	65,775	(54)%
Net loss	$(63,937)	$(111,281)	47,344	(43)%
Total Revenue
For the three and nine months ended September 30, 2014, total revenue increased by 4% and 6%, respectively, as compared to the same periods in the prior year. This was driven by an increase in revenue from both our Intellectual Property Licensing and Product segments. For additional details on the increase in revenue see the discussion of our segment results below.
Cost of Revenues
For the three months ended September 30, 2014, cost of revenues increased compared to the same period in the prior year, primarily due to a $3.2 million increase in employee and consulting costs, driven primarily by the international expansion of our Metadata offering and an increase in professional services headcount, partially offset by a $2.4 million decrease in patent litigation and prosecution costs. For the nine months ended September 30, 2014, cost of revenues increased 13% compared to the same period in the prior year primarily due to an increase in employee and consulting costs, driven primarily by the international expansion of our Metadata offering and an increase in professional services headcount.
Research and Development
For the three months ended September 30, 2014, research and development expenses decreased compared to the same period in the prior year, primarily due to a $1.6 million decrease in stock compensation expense. For the nine months ended September 30, 2014, research and development expenses decreased compared to the same period in the prior year, primarily due to a $5.9 million decrease in stock compensation expense, partially offset by a $1.7 million increase in consulting costs primarily related to the development of our cloud-based platform.
Selling, General and Administrative
For the three months ended September 30, 2014, selling, general and administrative expenses decreased compared to the same period in the prior year. This decrease was primarily due to a $1.7 million decrease in stock compensation expense, a $0.9 million decrease in corporate legal expenses and a $0.7 million decrease in marketing programs, partially offset by a $1.2 million increase in consulting expense related to planning for the upcoming major service provider renewals. The decrease in corporate legal expenses was primarily due to a $0.8 million reimbursement of legal fees related to a previously settled case. For the nine months ended September 30, 2014, selling, general and administrative expense decreased compared to the same period in the prior year primarily due to a $5.5 million decrease in stock compensation expense and a $1.5 million decrease in corporate legal expenses, partially offset by a $3.4 million increase in consulting expenses related to planning for the upcoming renewals with Time Warner Cable and DIRECTV in the second half of 2015 and with Comcast and EchoStar in the first half of 2016 (see also Note 2 to the Condensed Consolidated Financial Statements).

Amortization of Intangible Assets
For the three and nine months ended September 30, 2014, amortization of intangible assets increased, as compared to the same periods in the prior year, primarily due to the $28.0 million patent acquisition described in Note 3 to the Condensed Consolidated Financial Statements and the Veveo acquisition.

Restructuring and Asset Impairment Charges
In conjunction with the disposition of the Rovi Entertainment Store and DivX business and our narrowed business focus on discovery, we are conducting a complete review of our product development, sales, data operations and general and administrative functions to create cost efficiencies for the Company. As a result of this analysis, we took cost reduction actions that resulted in a restructuring and asset impairment charge of $2.7 million being recorded to the Company's continuing operations during the three months ended September 30, 2014 and $8.1 million during the nine months ended September 30, 2014. Included in the restructuring charge for the three months ended September 30, 2014, is $2.6 million of severance charges and $0.1 million to accrue for the present value of lease payments for abandoned office space. Included in the restructuring charge for the nine months ended September 30, 2014, is $5.5 million of severance charges, $1.3 million to accrue for the present value of lease payments for abandoned office space, $1.1 million in asset impairment charges and $0.2 million in contract termination costs. This review is ongoing and we anticipate recording additional charges in the fourth quarter of 2014. In addition, during the three months ended March 31, 2014, we also recorded $0.3 million in expense related to the present value of lease payments for abandoned office space related to the restructuring action described below.

During 2013, we completed the review of our operations that began in the third quarter of 2012 (see Note 11 to the Condensed Consolidated Financial Statements). As a result of this analysis, we took additional cost reduction actions, which resulted in a restructuring charge of $5.7 million during the three months ended September 30, 2013 and $7.6 million during the nine months ended September 30, 2013.

Gain on Sale of Patents
During the three months ended September 30, 2014, we received $0.5 million from the sale of a patent. We anticipate selling additional patents in the future as we continue to look for additional ways to monetize patents we hold that are outside of our core discovery portfolio.

Interest Expense
For the three and nine months ended September 30, 2014, interest expense decreased, as compared to the same periods in the prior year, primarily due to a decrease in average debt outstanding.
Interest Income and Other, Net
For the three and nine months ended September 30, 2014, interest income and other, net decreased, as compared to the same periods in the prior year, primarily due to an increase in foreign exchange losses and a decrease in investment income due to a decrease in our average investment balances. For the nine months ended September 30, 2014, these decreases were partially offset by the release of a $1.2 million contingent liability which was acquired in a prior acquisition.
Loss on Debt Redemption and Debt Modification Expense
On July 2, 2014, we entered into a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (“the Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). We used the proceeds of the Term Loan Facility, together with cash from our balance sheet, to repay existing loans under our previous credit agreement and to pay expenses related thereto. We accounted for the issuance of the Senior Secured Credit Facility and subsequent repayment of our previous credit facility as a partial debt modification, as a significant number of previous credit facility investors reinvested in the Senior Secured Credit Facility, and the change in the present value of future cash flows was less than 10%. Under debt modification accounting, $1.0 million in unamortized debt issuance costs related to previous credit facility investors who reinvested in Term Loan Facility A are being amortized to Term Loan Facility A interest expense using the effective interest method. In addition, $0.2 million in Term Loan Facility A debt issuance costs, related to new investors in Term Loan Facility A, are being amortized to Term Loan Facility A interest expense using the effective interest method. Under debt modification accounting, $1.7 million in unamortized debt issuance costs related to previous credit facility investors who reinvested in Term Loan Facility B are being amortized to Term Loan Facility B interest expense using the effective interest method. In addition, $3.0 million in Term Loan Facility B debt issuance costs, related to new investors in Term Loan Facility B, are being amortized to Term Loan Facility B interest expense using the effective interest method. Debt issuance costs of $3.8 million relating to the issuance of the Senior Secured Credit Facility to previous credit facility investors, have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the three months ended September 30, 2014. In addition, during the three months ended September 30, 2014, the Company realized a loss on debt redemption of $5.2 million related to writing off the unamortized prior credit facility debt issuance costs related to investors who did not reinvest in the Senior Secured Credit Facility and the unamortized debt discount on the prior credit facility.
We accounted for the issuance of our prior term loan B-3 in April 2013 and subsequent repayment of term loan B-2 as a partial debt modification, as a significant number of term loan B-2 investors reinvested in term loan B-3, and the change in the present value of future cash flows between term loan B-2 and term loan B-3 was less than 10%. Under debt modification accounting, $3.6 million in unamortized debt issuance costs related to term loan B-2 investors who reinvested in term loan B-3 are being amortized to term loan B-3 interest expense using the effective interest method. In addition, $0.1 million in term loan B-3 debt issuance costs, related to new investors in term loan B-3, are being amortized to term loan B-3 interest expense using the effective interest method. Debt issuance costs of $1.0 million relating to the issuance of term loan B-3 to term loan B-2 investors, have been recorded as debt modification expenses on the Company's Condensed Consolidated Statement of Operations for the three months ended June 30, 2013. In addition, during the three months ended June 30, 2013, the Company realized a loss on debt redemption of $2.8 million related to writing off the unamortized term loan B-2 debt issuance costs related to investors who did not reinvest in term loan B-3 and the unamortized debt discount on term loan B-2.

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

Income Taxes
We recorded income tax expense from continuing operations for the three and nine months ended September 30, 2014, of $3.5 million and $13.7 million, respectively, which primarily consists of foreign withholding taxes, foreign income taxes, state income taxes, and the net change in our deferred tax asset valuation allowance. Due to the fact that we have a significant net operating loss carryforward and we have recorded a valuation allowance against our deferred tax assets, foreign withholding taxes are the primary driver of our income tax expense.
We recorded an income tax benefit from continuing operations for the three and nine months ended September 30, 2013, of $14.2 million and $13.2 million, respectively, which includes a $14.0 million benefit from releasing certain tax contingency reserves.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2014, includes the DivX and MainConcept business and the Nowtilus business. Loss on discontinued operations for the three and nine months ended September 30, 2014, is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.
Discontinued operations for the three and nine months ended September 30, 2013, includes the DivX and MainConcept business, the Rovi Entertainment Store business, the Consumer Web business and expenses we recorded for indemnification claims related to another former Software business which was disposed of in 2008 (see Note 4 to Condensed Consolidated Financial Statements). The loss in discontinued operations for the three months ended September 30, 2013, is primarily due the loss on disposal of the Rovi Entertainment Store business, which was sold in September 2013. The loss from discontinued operations for the nine months ended September 30, 2013, is primarily due to recording a $73.1 million impairment charge to the assets of the Rovi Entertainment Store business and recording a $6.8 million impairment charge to the goodwill and intangible assets of the Consumer Web business. (see Note 4 to the Condensed Consolidated Financial Statements).
Segment Results of Operations

We report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources to its business units. Segment information for each of the periods presented below is reconciled to consolidated income (loss) from continuing operations before income taxes in Note 16 of the Condensed Consolidated Financial Statements. Discussion relating to Adjusted Operating Expenses for our segments uses the definition of Adjusted Operating Expenses included in Note 16 of the Condensed Consolidated Financial Statements.

Intellectual Property Licensing Segment

(in thousands)	Three Months Ended September 30,
	2014	2013	Change $	Change %
Intellectual Property Licensing Revenues:
Service provider	$48,671	$45,514	3,157	7%
CE	19,203	19,786	(583)	(3)%
Total revenue	67,874	65,300	2,574	4%
Adjusted Operating Expenses	11,768	12,880	(1,112)	(9)%
Adjusted EBITDA	$56,106	$52,420	3,686	7%

For the three months ended September 30, 2014, Intellectual Property Licensing revenue increased by 4%, as compared to the same period in the prior year, due to a 7% increase in licensing revenue from service providers partially offset by a 3% decrease in licensing revenue from CE manufacturers. The increase in revenue from service providers was due to continued growth in the number of subscribers for which we receive a patent license fee. For fiscal year 2014, we expect Intellectual Property Licensing revenues to be flat to slightly down, as compared to the prior year, due to increases in revenue from growth in the number of subscribers for which we receive a patent license fee being offset by a decline in revenue related to catch-up payments, included in patent license agreements, to make us whole for the pre-license period of use.
Intellectual Property Licensing segment Adjusted Operating Expenses decreased by 9% during the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $2.4 million decrease in patent litigation and prosecution costs, partially offset by a $1.2 million increase in consulting expense related to planning for the upcoming major service provider renewals.

(in thousands)	Nine Months Ended September 30,
	2014	2013	Change $	Change %
Intellectual Property Licensing Revenues:
Service provider	$148,513	$134,927	13,586	10%
CE	64,971	69,647	(4,676)	(7)%
Total revenue	213,484	204,574	8,910	4%
Adjusted Operating Expenses	46,740	43,753	2,987	7%
Adjusted EBITDA	$166,744	$160,821	5,923	4%

For the nine months ended September 30, 2014, Intellectual Property Licensing revenue increased by 4%, as compared to the same period in the prior year, due to a 10% increase in licensing revenue from service providers partially offset by a 7% decrease in licensing revenue from CE manufacturers. The increase in revenue from service providers was due to continued growth in the number of subscribers for which we receive a patent license fee. The decrease in revenue from CE manufacturers was due to a decline in revenue related to catch-up payments, included in patent license agreements, to make us whole for the pre-license period of use.

Intellectual Property Licensing segment Adjusted Operating Expenses increased by 7% during the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $3.4 million increase in consulting expense related to planning for the upcoming major service provider renewals.
Product Segment

(in thousands)	Three Months Ended September 30,
	2014	2013	Change $	Change %
Product Segment Revenues:
Service provider	$48,255	$46,358	1,897	4%
CE	6,726	6,735	(9)	—%
Other	5,727	5,085	642	13%
Total revenue	60,708	58,178	2,530	4%
Adjusted Operating Expenses	46,878	46,640	238	1%
Adjusted EBITDA	$13,830	$11,538	2,292	20%

For the three months ended September 30, 2014, Product segment revenues increased by 4%, as compared to the same period in the prior year, due to a 4% increase in revenue from service providers and a 13% increase in Other revenue. The increase in service provider revenue was driven primarily by growth in IPG advertising revenue and growth in IPG product revenue. The growth in other was due to an increase in ACP revenue driven by a new license agreement which allows one of our licensees to incorporate our ACP technology in specified device types in perpetuity. For fiscal year 2014, we expect Product revenues to increase, as compared to the prior year, due to recent product deals and growth in revenue from products such as xD, in-guide advertising and analytics. We expect this increase to be partially offset by a decline in Other revenue.
For the three months ended September 30, 2014, Adjusted Operating Expenses were flat, as compared to the same period in the prior year, as increases in costs related to the international expansion of our Metadata offering and increases in professional services headcount were partially offset by a decrease in marketing programs and a reduction in costs related to our advertising sales group.

(in thousands)	Nine Months Ended September 30,
	2014	2013	Change $	Change %
Product Segment Revenues:
Service provider	$149,143	$137,388	11,755	9%
CE	20,337	21,398	(1,061)	(5)%
Other	25,130	22,038	3,092	14%
Total revenue	194,610	180,824	13,786	8%
Adjusted Operating Expenses	146,857	138,692	8,165	6%
Adjusted EBITDA	$47,753	$42,132	5,621	13%
For the nine months ended September 30, 2014, Product segment revenues increased by 8%, as compared to the same period in the prior year, due to a 9% increase in revenue from service providers and a 14% increase in other revenue, partially offset by a 5% decrease in CE revenue. The increase in service provider revenue was primarily driven by growth in IPG product revenue and IPG advertising revenue. Acceptance of our Passport guide product for deployment in multiple countries with a major Latin American service provider contributed to the IPG product revenue growth. The growth in other was due to an increase in ACP revenue driven by new license agreements which allows certain of our licensees to incorporate our ACP technology in specified device types in perpetuity.
For the nine months ended September 30, 2014, Adjusted Operating Expenses increased by 6%, as compared to the same period in the prior year, primarily due to an increase in employee and consulting costs related to the international expansion of our Metadata offering, an increase in professional services headcount and an increase in spending on our cloud based platform.

Corporate

(in thousands)	Three Months Ended September 30,
	2014	2013	Change $	Change %
Adjusted Operating Expenses	$12,075	$12,569	(494)	(4)%

	Nine Months Ended September 30,
	2014	2013	Change $	Change %
Adjusted Operating Expenses	$38,555	$39,170	(615)	(2)%

For the three and nine months ended September 30, 2014, Corporate Adjusted Operating Expenses decreased, as compared to the same periods in prior year, primarily due to a decrease in Corporate legal expenses. The decrease in Corporate legal expenses was primarily due to a $0.8 million reimbursement of legal fees related to a previously settled case.

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

There have been no significant changes in our critical accounting policies during the three months ended September 30, 2014, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources
We finance our operations primarily from cash generated by operations. Net cash provided by our continuing operating activities increased to $150.6 million for the nine months ended September 30, 2014, from $143.0 million in the prior year. This increase was primarily due to the Company receiving a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013. Our accounts receivable also decreased by $26.6 million from year-end due to us collecting certain large receivable balances relating to deals signed at the end of 2013. However, the operating cash flow benefit from collecting these accounts receivable balances was partially offset by a $24.3 million decrease in accounts payable, accrued expenses and other long term liabilities driven by the timing of bonus payments and other liabilities. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors referenced under the caption “Risk Factors” contained in our 2013 Annual Report on Form 10-K.
Net cash provided by investing activities from continuing operations increased to $73.8 million for the nine months ended September 30, 2014, from net cash used of $10.5 million in the prior year. The nine months ended September 30, 2014, included $127.0 million in net marketable securities sales or maturities and the receipt of $50.3 million from the sale of the DivX and MainConcept business, partially offset by $13.9 million in capital expenditures, the $28.0 million patent purchase and the $60.7 million payment for the Veveo acquisition. Included in 2013 investing activities was $18.2 million in net marketable securities sales or maturities partially offset by $11.2 million in capital expenditures and $10.0 million used for the acquisition of IntegralReach. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $19.0 million and $22.0 million for the full year 2014.
Net cash used in financing activities of continuing operations increased to $210.1 million for the nine months ended September 30, 2014, from $200.5 million in the prior year. During the nine months ended September 30, 2014, we made $103.8 million in net debt payments and repurchased $123.1 million of our common stock. These uses of cash were partially offset by us receiving $16.8 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the nine months ended September 30, 2013, we made $111.6 million in net debt payments and repurchased $107.1 million of our common stock. These uses of cash were partially offset by us receiving $18.3 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.
On July 2, 2014, the Company, as parent guarantor, and two of our wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of our other subsidiaries, as subsidiary guarantors, entered into a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (“the Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). We used the proceeds of the Term Loan Facility, together with cash from our balance sheet, to repay existing loans under the Predecessor Credit Agreement and to pay expenses related thereto. The term loans under the Term Loan A Facility will amortize in annual installments in an aggregate annual amount equal to 5% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan A Facility. The term loans under the Term Loan B Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan B Facility. Loans under the Term Loan A Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under the Term Loan B Facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 3% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2% per annum. Loans under the Revolving Facility will bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based upon the Company's total secured leverage ratio (as defined in the Credit Agreement).
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

As discussed in Note 5 of the Condensed Consolidated Financial Statements, in March 2010, we issued $460.0 million in 2.625% convertible senior notes due in 2040 at par. The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of September 30, 2014, $291.0 million par value of the 2040 Convertible Notes remains outstanding. Holders have the right to require us to repurchase the 2040 Convertible Notes on February 20, 2015, 2020, 2025, 2030 and 2035 for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued interest to, but excluding, the repurchase date (See Note 5 to the Condensed Consolidated Financial Statements for additional details). Given the conversion price, we anticipate that holders will require us to repurchase the 2040 Convertible Notes in February 2015. We anticipate funding this repurchase with cash from our balance sheet and by drawing on our Revolving Facility.

In April 2014, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. This authorization included amounts outstanding under the previously authorized stock repurchase program. During the quarter ended March 31, 2014, we repurchased 5.0 million shares of our common stock for $123.1 million. As of September 30, 2014, we had $200.0 million remaining under our existing stock repurchase program.
As of September 30, 2014, we had $165.6 million in cash and cash equivalents, $227.0 million in short-term investments and $127.0 million in long-term marketable securities. Of these amounts, $227.4 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate the cash and investments held by our foreign subsidiaries back to the United States with a minimal tax impact.
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
Fixed Income Investments. We have an investment portfolio of money market funds and fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $492.0 million as of September 30, 2014. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities while a decrease in interest rates could adversely affect the amount of interest income we receive.
Our investment portfolio consists principally of money market mutual funds, U.S. Treasury and agency securities, corporate bonds, commercial paper and auction rate securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures to manage such risks prudently in accordance with our investment policies.
As a result of adverse conditions in the financial markets, auction rate securities may present risks arising from liquidity and/or credit concerns. At September 30, 2014, the fair value of our auction rate securities portfolio totaled approximately $15.1 million. Our auction rate securities portfolio is comprised solely of AAA rated federally insured student loans, municipal and educational authority bonds. The auction rate securities we hold have failed to trade for over one year due to insufficient bids from buyers. This limits the short-term liquidity of these securities.
We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in a $1.4 million decrease in the fair value of our fixed income available-for-sale securities as of September 30, 2014
While we cannot predict future market conditions or market liquidity, we believe that our investment policies provide an appropriate means to manage the risks in our investment portfolio.
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
Indebtedness. We have convertible notes with a par value of $291.0 million. We also have a senior secured credit facility with an outstanding principal balance of $823.3 million as of September 30, 2014. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The terms of these debt instruments are more fully described in Note 5 to the Condensed Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the quarter ended September 30, 2014. In April 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock. As of September 30, 2014, the Company had $200.0 million remaining under its existing stock repurchase program which does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01	Credit Agreement, dated as of July 2, 2014, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, Rovi Corporation, as parent guarantor, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank and SunTrust Robinson Humphrey, Inc., as joint bookrunners and lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.	8-K	7/3/2014	10.1

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rovi Corporation
Authorized Officer:

Date:	November 6, 2014	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:	November 6, 2014	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer