Form 10-Q
period 2015-03-31
Rovi Corp
filed 2015-04-30
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 000-53413
_____________________________________________________________
Rovi Corporation
(Exact name of registrant as specified in its charter)_____________________________________________________________

Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2830 De La Cruz Boulevard, Santa Clara, CA	95050
(Address of principal executive offices)	(Zip Code)

(408) 562-8400
(Registrant's telephone number, including area code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2015
Common Stock	88,415,714

ROVI CORPORATION AND SUBSIDIARIES

PART I. Financial Information

Item 1. Financial Statements

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$216,954	$154,568
Short-term marketable securities	87,279	183,074
Accounts receivable, net	83,108	83,514
Deferred tax assets, net	8,816	18,553
Prepaid expenses and other current assets	14,153	12,851
Total current assets	410,310	452,560
Long-term marketable securities	143,248	131,378
Property and equipment, net	35,907	37,227
Intangible assets, net	444,075	463,348
Goodwill	1,343,706	1,343,652
Other long-term assets	23,500	17,225
Total assets	$2,400,746	$2,445,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$80,953	$83,208
Deferred revenue	17,131	18,399
Current portion of long-term debt	13,250	302,375
Total current liabilities	111,334	403,982
Taxes payable, less current portion	9,208	10,100
Deferred revenue, less current portion	17,551	15,722
Long-term debt, less current portion	1,088,645	804,557
Long-term deferred tax liabilities, net	74,103	80,751
Other long-term liabilities	32,427	24,014
Total liabilities	1,333,268	1,339,126
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 130,955 shares issued and 88,764 outstanding as of March 31, 2015, and 130,627 shares issued and 91,729 outstanding as of December 31, 2014	131	131
Treasury stock, 42,191 shares and 38,898 shares at March 31, 2015 and December 31, 2014, respectively, at cost	(1,083,216)	(1,013,218)
Additional paid-in capital	2,386,207	2,339,817
Accumulated other comprehensive loss	(5,015)	(5,307)
Accumulated deficit	(230,629)	(215,159)
Total stockholders’ equity	1,067,478	1,106,264
Total liabilities and stockholders’ equity	$2,400,746	$2,445,390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$134,025	$142,450
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	28,130	32,496
Research and development	28,125	25,557
Selling, general and administrative	38,360	34,910
Depreciation	4,370	4,401
Amortization of intangible assets	19,364	18,690
Restructuring and asset impairment charges	1,717	2,177
Total costs and expenses	120,066	118,231
Operating income from continuing operations	13,959	24,219
Interest expense	(12,358)	(13,563)
Interest income and other, net	686	238
Loss on interest rate swaps	(9,718)	(2,635)
Loss on debt extinguishment	(100)	—
(Loss) income from continuing operations before income taxes	(7,531)	8,259
Income tax expense	7,939	6,576
(Loss) income from continuing operations, net of tax	(15,470)	1,683
Loss from discontinued operations, net of tax	—	(55,948)
Net loss	$(15,470)	$(54,265)

Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.18)	$0.02
Basic loss per share from discontinued operations	—	(0.60)
Basic (loss) earnings per share	$(0.18)	$(0.58)
Shares used in computing basic (loss) earnings per share	88,304	93,487
Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.18)	$0.02
Diluted loss per share from discontinued operations	—	(0.59)
Diluted (loss) earnings per share	$(0.18)	$(0.57)
Shares used in computing diluted (loss) earnings per share	88,304	94,436

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(15,470)	$(54,265)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	148	142
Unrealized gains on marketable securities	144	147
Other comprehensive income, net of tax	292	289
Comprehensive loss	$(15,178)	$(53,976)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,470)	$(54,265)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	—	55,948
Depreciation	4,370	4,401
Amortization of intangible assets	19,364	18,690
Amortization of convertible note discount and note issuance costs	3,459	4,359
Decrease in fair value of interest rate swaps	8,869	3,734
Equity-based compensation	12,063	10,180
Deferred income taxes	3,459	(3,024)
Other operating, net	2,315	2,053
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	357	5,914
Prepaid expenses and other current assets and other long-term assets	(1,080)	(3,954)
Accounts payable and accrued expenses and other long-term liabilities	(11,571)	(12,527)
Accrued taxes	(622)	3,886
Deferred revenue	561	27,650
Net cash provided by operating activities of continuing operations	26,074	63,045
Net cash used in operating activities of discontinued operations	—	(343)
Net cash provided by operating activities	26,074	62,702
Cash flows from investing activities:
Purchases of short- and long-term marketable securities	(41,237)	(31,811)
Sales or maturities of short- and long-term marketable securities	124,800	143,153
Purchases of property and equipment	(2,463)	(6,958)
Payments for acquisitions, net of cash acquired	(3,000)	(60,707)
Proceeds from sale of business	—	50,298
Other investing, net	(27)	(767)
Net cash provided by investing activities of continuing operations	78,073	93,208
Net cash provided by investing activities of discontinued operations	—	—
Net cash provided by investing activities	78,073	93,208
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—
Payments on revolving credit facility	(100,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	335,616	—
Principal payments on long-term debt	(289,136)	(50,000)
Proceeds from sale of warrants	31,326	—
Purchase of call options	(64,825)	—
Purchase of treasury stock	(60,494)	(123,139)
Proceeds from exercise of options and employee stock purchase plan	5,681	10,238
Net cash used in financing activities of continuing operations	(41,832)	(162,901)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(41,832)	(162,901)
Effect of exchange rate changes on cash	71	24
Net increase (decrease) in cash and cash equivalents	62,386	(6,967)
Cash and cash equivalents at beginning of period	154,568	156,487
Cash and cash equivalents at end of period	$216,954	$149,520

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Significant Accounting Policies

Description of Business

Rovi Corporation (the “Company”) is focused on powering the discovery and personalization of digital entertainment. The Company provides a broad set of integrated solutions that are embedded in its customers' products and services, connecting consumers with entertainment. Content discovery solutions include interactive program guides (“IPGs”), search and recommendation services, cloud data services and the Company's extensive database of "Metadata" (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, music, books, games or other entertainment content). In addition to offering Company developed IPGs, customers may also license the Company's patents and deploy their own IPG or a third party IPG. The Company also offers advertising and analytics services.  The Company's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are considered necessary to present fairly the results for the periods presented.

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015, for any future year, or for any other future interim period.

The accompanying Condensed Consolidated Financial Statements include the accounts of Rovi Corporation and its consolidated subsidiaries after the elimination of intercompany accounts and transactions.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and reported results of operations during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, equity-based compensation, goodwill and intangible asset impairment, long-lived asset impairment and income taxes. Actual results may differ from those estimates.

Concentration of Risk

For the three months ended March 31, 2015 and 2014, 12% and 11%, respectively, of the Company's revenue was related to its contract with DIRECTV. Substantially all of the Company's revenue from DIRECTV is reported in the Intellectual Property Licensing segment. For the three months ended March 31, 2015 and 2014, 23% and 21%, respectively, of the Company's revenue was related to its contracts with Comcast, DIRECTV and Time Warner Cable. The contracts with DIRECTV and Time Warner Cable expire in the second half of 2015 and the contract with Comcast expires in the first half of 2016.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the "FASB") amended its existing accounting standards for the classification of debt issuance costs in the statement of financial position. The amendments require that debt issuance costs related to a recognized debt liability be presented as a deduction from the carrying amount of the debt obligation. The

Company expects to retrospectively apply the amendments in the first quarter of 2016. As of March 31, 2015 and December 31, 2014, the Company presented $14.6 million and $7.6 million, respectively, of note issuance costs in Other long-term assets in the Condensed Consolidated Balance Sheets.

In May 2014, the FASB amended its existing accounting standards for revenue recognition. The amendments provide enhancements to the quality and consistency of how revenue is recognized while also improving comparability between the financial statements of companies applying US GAAP and International Financial Reporting Standards. The core principle of the amended standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments will be effective for the Company in the first quarter of 2017 and may be applied on a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact these transition alternatives and amendments will have on its Condensed Consolidated Financial Statements.

In April 2014, the FASB issued guidance which modified the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. Application of the modified criteria beginning on January 1, 2015 did not have a material impact on the Condensed Consolidated Financial Statements.

(2) Acquisitions

2014 Acquisitions

Fanhattan Acquisition

On October 31, 2014, the Company acquired Fanhattan, Inc. ("Fanhattan"), and its cloud-based Fan TV branded products, for $12.0 million in cash.

The unaudited pro forma financial information presented below (in thousands, except per share amounts) assumes the acquisition of Fanhattan occurred on January 1, 2014. The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma financial information does not include any adjustments for operating efficiencies or cost savings.

Three Months Ended March 31, 2014
Net revenue	$142,453
Operating income	$20,840
Loss from continuing operations, net of tax	$(1,701)
Basic loss per share from continuing operations	$(0.02)
Diluted loss per share from continuing operations	$(0.02)

Veveo Acquisition

On February 28, 2014, the Company acquired Veveo Inc. ("Veveo") for $67.6 million, plus up to an additional $7.0 million in contingent consideration that will be paid if certain sales and engineering goals are met. Veveo is a provider of intuitive and personalized entertainment discovery solutions. At March 31, 2015 and December 31, 2014, the contingent consideration has been included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets at its estimated fair value of $3.0 million.

Patent Acquisition

On July 7, 2014, the Company purchased a portfolio of patents for $28.0 million. The portfolio includes approximately 500 issued patents and pending patent applications worldwide, with slightly more than half of those being issued U.S. patents. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over ten years.

2013 Acquisition

On March 8, 2013, the Company acquired IntegralReach Corporation ("IntegralReach") for $10.0 million, plus an additional $3.0 million in contingent consideration that will be paid if certain customer attainment goals are met. IntegralReach is an analytics technology company with core technology built for analyzing large amounts of data. In March 2015, the contingency period concluded and $3.0 million of contingent consideration was paid as certain customer attainment goals were satisfied.

(3) Discontinued Operations and Assets Held for Sale

DivX and MainConcept

During the fourth quarter of 2013, the Company determined it would pursue selling its DivX and MainConcept businesses. DivX and MainConcept were providers of a high-quality video compression-decompression software and a software library that enabled the distribution of content across the internet and through recordable media, in either physical or streamed forms. On March 31, 2014, the Company sold its DivX and MainConcept businesses for $52.5 million in cash, plus up to $22.5 million in additional payments based on the achievement of certain revenue milestones over the three years following the acquisition. The results of operations and cash flows of the DivX and MainConcept businesses have been presented in discontinued operations for all periods presented.

Nowtilus

In March 2014, the Company sold its Nowtilus business. Nowtilus was a provider of video-on-demand solutions in Germany. The results of operations and cash flows of the Nowtilus business have been presented in discontinued operations for all periods presented.

All Discontinued Operations

The results of operations of the Company’s discontinued operations for the three months ended March 31, 2015 and 2014 consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
DivX and MainConcept	$—	$14,952
Nowtilus	—	100
(Loss) income from operations before tax:
DivX and MainConcept	—	1,873
Nowtilus	—	(562)
Loss on disposal before tax	—	(54,502)
Income tax expense	—	(2,757)
Loss from discontinued operations, net of tax	$—	$(55,948)

(4) Investments
The following is a summary of cash and cash equivalents and available-for-sale investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$100,698	$—	$—	$100,698
Cash equivalents - Money market funds	116,256	—	—	116,256
Total cash and cash equivalents	$216,954	$—	$—	$216,954
Available-for-sale marketable securities:
Auction rate securities	$10,800	$—	$(162)	$10,638
Corporate debt securities	70,666	14	(67)	70,613
Foreign government obligations	8,889	1	(14)	8,876
U.S. Treasuries / Agencies	140,367	63	(30)	140,400
Total available-for-sale marketable securities	$230,722	$78	$(273)	$230,527
Total cash, cash equivalents and available-for-sale marketable securities				$447,481

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$63,622	$—	$—	$63,622
Cash equivalents - Money market funds	90,946	—	—	90,946
Total cash and cash equivalents	$154,568	$—	$—	$154,568
Available-for-sale marketable securities:
Auction rate securities	$10,800	$—	$(162)	$10,638
Corporate debt securities	98,379	13	(116)	98,276
Foreign government obligations	10,551	—	(4)	10,547
U.S. Treasuries / Agencies	195,077	37	(123)	194,991
Total available-for-sale marketable securities	$314,807	$50	$(405)	$314,452
Total cash, cash equivalents and available-for-sale marketable securities				$469,020
Fair value is estimated, and realized gains and losses are calculated, based on the specific identification method.
The Company attributes the unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities at March 31, 2015 are comprised solely of AAA-rated investments in federally insured student loans. The Company continues to earn interest on all of its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.
As of March 31, 2015, the fair value of available-for-sale marketable debt securities by contractual maturity was as follows (in thousands):

March 31, 2015
Due in 1 year or less	$87,279
Due in 1-2 years	132,610
Due in greater than 2 years	10,638
Total	$230,527

(5) Fair Value Measurements
Fair Value Hierarchy
The Company uses valuation techniques that are based on observable and unobservable inputs to measure fair value. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. The fair value hierarchy gives the highest priority to observable inputs and the lowest priority to unobservable inputs. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1. Quoted prices in active markets for identical assets or liabilities.
Level 2. Inputs other than Level 1 inputs that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or market-corroborated inputs.
Level 3. Unobservable inputs for the asset or liability.
Assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents
Money market funds	$116,256	$116,256	$—	$—
Short-Term Marketable Securities
Corporate debt securities	40,528	—	40,528	—
U.S. Treasuries / Agencies	46,751	—	46,751	—
Long-Term Marketable Securities
Auction rate securities	10,638	—	—	10,638
Corporate debt securities	30,085	—	30,085	—
Foreign government obligations	8,876	—	8,876	—
U.S. Treasuries / Agencies	93,649	—	93,649	—
Total Assets	$346,783	$116,256	$219,889	$10,638
Liabilities
Accounts Payable and Accrued Expenses
Veveo contingent consideration	$3,000	$—	$—	$3,000
Interest rate swaps	1,786	—	1,786	—
Other Long-Term Liabilities
Interest rate swaps	23,870	—	23,870	—
Total Liabilities	$28,656	$—	$25,656	$3,000

	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents
Money market funds	$90,946	$90,946	$—	$—
Short-Term Marketable Securities
Corporate debt securities	73,499	—	73,499	—
Foreign government obligations	9,534	—	9,534	—
U.S. Treasuries / Agencies	100,041	—	100,041	—
Long-Term Marketable Securities
Auction rate securities	10,638	—	—	10,638
Corporate debt securities	24,777	—	24,777	—
Foreign government obligations	1,013	—	1,013	—
U.S. Treasuries / Agencies	94,950	—	94,950	—
Total Assets	$405,398	$90,946	$303,814	$10,638
Liabilities
Accounts Payable and Accrued Expenses
IntegralReach contingent consideration	$3,000	$—	$—	$3,000
Veveo contingent consideration	3,000	—	—	3,000
Other Long-Term Liabilities
Interest rate swaps (1)	16,788	—	16,788	—
Total Liabilities	$22,788	$—	$16,788	$6,000

(1)
As of December 31, 2014, the fair value of the Company's interest rate swaps in an asset position was $5.8 million and in a liability position was $22.6 million. These amounts have been recorded on a net basis in the Condensed Consolidated Balance Sheets.

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three months ended March 31, 2015 and 2014, there were no transfers of assets between levels of the fair value hierarchy.
The following table provides a summary of changes in the Company’s Level 3 auction rate securities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$10,638	$14,903
Unrealized gain included in accumulated other comprehensive loss	—	146
Balance at end of period	$10,638	$15,049
Valuation Techniques
The Company values interest rate swaps using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses market-corroborated inputs, including interest rate curves and implied volatilities. The fair value of an interest rate swap is estimated by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments that reflect nonperformance risk of the Company and the respective counterparty. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company has considered the impact of its master netting agreements.

The Company’s auction rate securities are valued using a discounted cash flow analysis or other type of valuation model. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with characteristics similar to the securities held by the Company.
The Company measures the fair value of contingent consideration relating to acquisitions by estimating the amount that will ultimately be paid based on the terms of the underlying purchase agreement utilizing a probability-weighted discounted cash flow analysis. The significant unobservable inputs used in calculating the fair value of the contingent consideration includes financial performance scenarios, the probability of achieving those scenarios and the discount rate.
Other Fair Value Disclosures
The carrying amount and fair value of outstanding debt issued by the Company was as follows at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$282,093	$327,319	$—	$—
Term Loan A Facility	124,605	120,000	124,580	120,000
Term Loan B Facility	691,593	689,539	693,227	679,958
2040 Convertible Notes	3,604	3,604	289,125	291,354
	$1,101,895	$1,140,462	$1,106,932	$1,091,312

(1)
The fair value of outstanding debt issued by the Company is estimated primarily using quoted prices for the identical instrument in a market that is not active or an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. If measured at fair value in the Condensed Consolidated Balance Sheets, debt would be classified in Level 2 of the fair value hierarchy.

(6) Goodwill and Other Intangible Assets

Goodwill allocated to the reportable segments as of March 31, 2015 and changes in the carrying amount of goodwill during the three months ended March 31, 2015 was as follows (in thousands):

	Balance at Beginning of Period	Foreign Currency Translation	Balance at End of Period
Intellectual Property Licensing	$1,184,500	$—	$1,184,500
Product	159,152	54	159,206
Total	$1,343,652	$54	$1,343,706

The Company assesses goodwill for potential impairment annually as of October 1, or more frequently if circumstances indicate the carrying amount of goodwill may not be recoverable.

The following tables summarize the Company’s intangible assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Gross	Accumulated Amortization	Net
Developed technology and patents	$875,187	$(461,091)	$414,096
Existing contracts and customer relationships	47,524	(33,271)	14,253
Content databases and other	58,744	(43,018)	15,726
Trademarks / Tradenames	8,300	(8,300)	—
Total	$989,755	$(545,680)	$444,075

	December 31, 2014
	Gross	Accumulated Amortization	Net
Developed technology and patents	$875,187	$(443,986)	$431,201
Existing contracts and customer relationships	47,524	(32,010)	15,514
Content databases and other	58,638	(42,005)	16,633
Trademarks / Tradenames	8,300	(8,300)	—
Total	$989,649	$(526,301)	$463,348
The following table summarizes the Company's estimated amortization expense through the year 2019 and thereafter (in thousands):

Amortization Expense
Remainder of 2015	$57,604
2016	75,300
2017	73,107
2018	69,697
2019	67,870
Thereafter	100,497
Total amortization expense	$444,075

(7) Restructuring and Asset Impairment Charges
In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 the Company conducted a review of its remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, the Company took cost reduction actions that resulted in a restructuring and asset impairment charge primarily associated with our 2014 restructuring action of $1.7 million and $2.2 million during the three months ended March 31, 2015 and 2014. Included in the restructuring charge for the three months ended March 31, 2015 is $1.5 million to accrue for the present value of lease payments for abandoned office space and $0.2 million of severance charges. Included in the restructuring charge for the three months ended March 31, 2014 is $1.4 million of severance charges, $0.3 million in asset impairment charges, $0.3 million to accrue for the present value of lease payments for abandoned office space and $0.2 million in contract termination costs. As of March 31, 2015, $2.0 million of severance and $2.8 million in future lease payments for abandoned office space remains accrued.
(8) Debt and Interest Rate Swaps

The following is a summary of the Company's outstanding debt at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015					December 31, 2014
	Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$282,093	$—	$—
Term Loan Facility A	Variable	July 2, 2014	July 2, 2019	125,000	124,605	125,000	124,580
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	694,750	691,593	696,500	693,227
2040 Convertible Notes	2.625%	March 17, 2010	February 15, 2040	3,604	3,604	290,990	289,125
Total Long-term debt				$1,168,354	1,101,895	$1,112,490	1,106,932
Less: Current portion of long-term debt					13,250		302,375
Long-term debt, less current portion					$1,088,645		$804,557

2020 Convertible Notes

On March 4, 2015, the Company issued $345.0 million in aggregate principal of 0.500% Convertible Senior Notes that mature March 1, 2020 (the “2020 Convertible Notes”) at par pursuant to an Indenture dated as of March 4, 2015 (the "2015 Indenture"). The 2020 Convertible Notes were sold in a private placement. The 2020 Convertible Notes bear interest at a rate of 0.500% payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2015.

The 2020 Convertible Notes are convertible at an initial conversion rate of 34.5968 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $28.9044 per share of common stock. Holders may convert the 2020 Convertible Notes, prior to the close of business on the business day immediately preceding December 1, 2019, in multiples of $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2020 Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	on the occurrence of specified corporate events.

On or after December 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2020 Convertible Notes, in multiples of $1,000 principal amount, at any time.

On conversion, a holder will receive the conversion value of the 2020 Convertible Notes converted based on the conversion rate multiplied by the volume-weighted average price of the Company’s common stock over a specified observation period. On conversion, the Company will pay cash up to the aggregate principal amount of the 2020 Convertible Notes converted and deliver shares of the Company’s common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2020 Convertible Notes being converted.

The initial conversion rate will be subject to adjustment in certain events, including certain events that constitute a make-whole fundamental change (as defined in the 2015 Indenture). In addition, if the Company undergoes a fundamental change (as defined in the 2015 Indenture) prior to March 1, 2020, holders may require the Company to repurchase for cash all or a portion of the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2020 Convertible Notes, plus accrued and unpaid interest. The initial conversion rate is also subject to customary anti-dilution adjustments.

The 2020 Convertible Notes are not redeemable prior to maturity by the Company and no sinking fund is provided. The 2020 Convertible Notes are unsecured and do not contain financial covenants or restrictions on the payment of dividends, the incurrence of indebtedness, or the repurchase of other securities by the Company. The 2015 Indenture includes customary terms and covenants, including certain events of default after which the 2020 Convertible Notes may be due and payable immediately.

The Company has separately accounted for the liability and equity components of the 2020 Convertible Notes. The initial carrying amount of the liability component was calculated by estimating the value of the 2020 Convertible Notes using the Company’s estimated non-convertible borrowing rate of 4.75% at the time the instrument was issued. The carrying amount of the equity component, representing the value of the conversion option, was determined by deducting the liability component from the principal amount of the 2020 Convertible Notes. The difference between the principal amount of the 2020 Convertible Notes and the liability component is considered a debt discount which is being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. The equity component of the 2020 Convertible Notes was recorded as a component of Additional Paid-In Capital in the Condensed Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification. Related to the 2020 Convertible Notes, the Condensed Consolidated Balance Sheets at March 31, 2015 includes the following (in thousands):

March 31, 2015
Liability Component
Principal outstanding	$345,000
Less: Unamortized debt discount	62,907
Carrying amount	$282,093

Equity Component	$63,854

During the three months ended March 31, 2015, the Company recorded $0.9 million of interest expense for the 2020 Convertible Notes related to amortization of the debt discount.

The Company incurred $9.4 million in transaction costs related to the issuance of the 2020 Convertible Notes. The Company allocated the transaction costs to the liability and equity components based on the relative amounts calculated for the 2020 Convertible Notes at date of issuance. Transaction costs of $7.7 million attributable to the liability component were recorded in Other long-term assets in the Condensed Consolidated Balance Sheets and are being amortized to interest expense over the expected term of the 2020 Convertible Notes. Transaction costs of $1.7 million attributable to the equity component were recorded as a component of Additional Paid-In Capital in the Condensed Consolidated Balance Sheets.

Purchased Call Options and Sold Warrants

Concurrently with the issuance of the 2020 Convertible Notes, the Company paid $64.8 million to purchase call options with respect to its common stock. The call options give the Company the right, but not the obligation, to purchase up to 11.9 million shares of the Company's common stock at a strike price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by the Company on conversion of the 2020 Convertible Notes. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrently with the issuance of the 2020 Convertible Notes, the Company received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of common stock at a strike price of $40.1450 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at the Company's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

The amounts paid to purchase the call options and received to sell the warrants were recorded in Additional Paid-In Capital in the Condensed Consolidated Balance Sheets.

Senior Secured Credit Facility

On July 2, 2014, the Company, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (“the Revolving Facility” and together with the Term Loan Facility, the “Senior

Secured Credit Facility”). Loans under the Term Loan A Facility bear interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under the Term Loan B Facility bear interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum. Loans under the Revolving Facility bear interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based upon the Company's total secured leverage ratio (as defined in the Credit Agreement). In February 2015, $100.0 million was borrowed against the Revolving Facility, in part, to extinguish a portion of the 2040 Convertible Notes. In March 2015, using a portion of the proceeds from the 2020 Convertible Notes issuance, all outstanding borrowings under the Revolving Facility were repaid. As of March 31, 2015, we had $175.0 million available under the Revolving Facility.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Term Loan A Facility and the Revolving Facility contain financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Term Loan B Facility does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. Beginning with the Company's fiscal year ending December 31, 2015, the Company may be required to make an additional payment on the Term Loan Facility each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No payment was required in February 2015.

Convertible Senior Notes Due 2040

On March 17, 2010, the Company issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par (the “2040 Convertible Notes”) pursuant to an Indenture dated as of March 17, 2010 (the "2010 Indenture"). The 2040 Convertible Notes may be converted, under the circumstances described below, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash. As of March 31, 2015, $3.6 million in principal of the 2040 Convertible Notes remains outstanding.

Prior to November 15, 2039, holders may convert their 2040 Convertible Notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: (i) during any fiscal quarter after the calendar quarter ending June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price in effect on each applicable trading day; (ii) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the 2010 Indenture; or (iv) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to that redemption date. From November 15, 2039 until the close of business on the scheduled trading day immediately preceding the maturity date of February 15, 2040, holders may convert their 2040 Convertible Notes into cash and shares of the Company’s common stock at the applicable conversion rate, at any time, regardless of the foregoing circumstances. The Company has the right to call for redemption all, or a portion, of the 2040 Convertible Notes at 100% of the principal amount of notes to be redeemed at any time, plus accrued interest to, but excluding, the redemption date. Holders have the right to require the Company to repurchase the 2040 Convertible Notes on February 20, 2020, 2025, 2030 and 2035 for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued interest to, but excluding, the repurchase date.

On conversion, a holder will receive the conversion value of the 2040 Convertible Notes based on the conversion rate multiplied by the volume-weighted average price of the Company’s common stock over a specified observation period following the conversion date. The conversion value of the 2040 Convertible Notes will be paid in cash up to the aggregate principal amount of the 2040 Convertible Notes converted and shares of common stock to the extent the conversion value exceeds the principal amount of the converted note. On the occurrence of a fundamental change (as defined in the 2010 Indenture), the holders may require the Company to repurchase for cash all or a portion of their 2040 Convertible Notes at a price equal to 100% of the principal amount of the 2040 Convertible Notes being repurchased plus accrued interest, if any.

In accounting for the 2040 Convertible Notes, the Company separately accounted for the liability and equity components to reflect its non-convertible borrowing rate of 7.75% at the time the instrument was issued. The debt discount was amortized through February 2015, which was first date the 2040 Convertible Notes could be called by the Company or put to the Company by the holders.

Related to the 2040 Convertible Notes, the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 include the following (in thousands):

	March 31, 2015	December 31, 2014
Principal outstanding	$3,604	$290,990
Less: Unamortized debt discount	—	1,865
Carrying amount	$3,604	$289,125

During the three months ended March 31, 2015 and 2014, the Company recorded $1.9 million and $3.4 million of interest expense, respectively, for the 2040 Convertible Notes related to amortization of the debt discount.

Debt Maturities

At March 31, 2015, aggregate future maturities of long-term debt were as follows (in thousands):

Outstanding Principal
Remainder of 2015	$11,500
2016	13,250
2017	13,250
2018	13,250
2019	107,000
Thereafter	1,010,104
Total	$1,168,354

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with the changes in fair value recorded as (Loss) income on interest rate swaps in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2015 and 2014, the Company recorded losses of $9.7 million and $2.6 million, respectively, for its interest rate swaps. A summary of the terms of the Company's interest rate swaps at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

Contract Inception	Contract Effective Date	Contract Maturity	Notional	Interest Rate Paid	Interest Rate Received
2040 Convertible Notes
March 2010	March 2010	February 2015	$460,000	(1)	2.625%
November 2010	August 2010	February 2015	460,000	(2)	(3)
Senior Secured Credit Facility
May 2012	January 2014	January 2016	197,000	(4)	One month USD-LIBOR
May 2012	April 2014	March 2017	215,000	(5)	One month USD-LIBOR
June 2013	January 2016	March 2019	250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	200,000	2.93%	One month USD-LIBOR

(1) The Company pays a weighted average of six month USD-LIBOR minus 0.342%, set in arrears.

(2) The Company pays a fixed interest rate which gradually increases from 0.203% for the six-month settlement period ended in February 2011 to 2.619% for the six-month settlement period ended February 2015.
(3) The Company receives a weighted average of six month USD-LIBOR minus 0.342%, set in arrears.
(4) The Company pays a fixed interest rate which gradually increases from 0.58% for the three-month settlement period ended in June 2014 to 1.65% for the settlement period ending in January 2016.
(5) The Company pays a fixed interest rate which gradually increases from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ending in March 2017.

The combination of interest rate swaps related to the 2040 Convertible Notes had the effect of fixing the interest rate the Company paid at a fixed rate which gradually increased from 0.203% for the six-month settlement period ended in February 2011 to 2.619% for the six-month settlement period ended in February 2015.

(9) Commitments and Contingencies

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services. In some cases, the Company may receive tenders of defense and indemnity arising out of products, intellectual property services and / or technologies that are no longer provided by the Company due to having divested certain assets, but which were previously licensed or provided by the Company. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, some license agreements, including those with the Company's largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect the results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its future results of operations.

Legal Proceedings

The Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company has established a loss provision for matters in which losses are probable and the amount of loss can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position, results of operations or cash flows. As of March 31, 2015, management does not believe any litigation matters against it, individually or in the aggregate, are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

(10) Stockholders' Equity

Changes in Stockholders' Equity

The following tables summarize the Company’s stockholders’ equity as of March 31, 2015 and 2014 and changes in stockholders’ equity during the three months ended March 31, 2015 and 2014 (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2014	130,627	$131	(38,898)	$(1,013,218)	$2,339,817	$(5,307)	$(215,159)	$1,106,264
Net loss							(15,470)	(15,470)
Other comprehensive income						292		292
Issuance of common stock upon exercise of options	60	—			1,108			1,108
Issuance of common stock under employee stock purchase plan	253	—			4,573			4,573
Issuance of restricted stock, net	15	—			—			—
Equity-based compensation					12,063			12,063
Excess tax benefit associated with stock plans					28			28
Equity component related to issuance of 2020 Convertible Notes					63,854			63,854
Equity component of 2020 Convertible Notes issuance costs					(1,737)			(1,737)
Issuance of warrants related to 2020 Convertible Notes					31,326			31,326
Purchase of call options related to 2020 Convertible Notes					(64,825)			(64,825)
Stock repurchases			(3,293)	(69,998)				(69,998)
Balances as of March 31, 2015	130,955	$131	(42,191)	$(1,083,216)	$2,386,207	$(5,015)	$(230,629)	$1,067,478

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2013	128,351	$128	(30,570)	$(816,694)	$2,279,196	$(3,999)	$(145,415)	$1,313,216
Net loss							(54,265)	(54,265)
Other comprehensive income						289		289
Issuance of common stock upon exercise of options	131	—			2,051			2,051
Issuance of common stock under employee stock purchase plan	692	—			8,187			8,187
Issuance of restricted stock, net	1,129	—			—			—
Equity-based compensation					10,856			10,856
Excess tax deficiency associated with stock plans					(142)			(142)
Stock repurchases			(5,000)	(123,139)				(123,139)
Balances as of March 31, 2014	130,303	$128	(35,570)	$(939,833)	$2,300,148	$(3,710)	$(199,680)	$1,157,053

Earnings Per Share

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, except for periods of a loss from continuing operations for which no common share equivalents are included in Diluted EPS because their effect would be anti-dilutive.

The following is a reconciliation between the weighted average number of shares used to calculate Basic EPS and Diluted EPS for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic EPS - weighted average number of common shares outstanding	88,304	93,487
Dilutive effect of employee equity incentive plans	—	949
Diluted EPS - weighted average number of common shares and common share equivalents outstanding	88,304	94,436

The following weighted average potential common shares were excluded from the computation of Diluted EPS as their effect would have been anti-dilutive for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	4,239	3,932
Restricted stock	2,869	1,359
2020 Convertible Notes (1)	2,992	—
2040 Convertible Notes (1)	3,447	6,144
Total weighted average potential common shares excluded from Diluted EPS	13,547	11,435

(1)	See Note 8 for additional details.

In addition, for the three months ended March 31, 2015 and 2014, the Company excluded 0.7 million and 0.7 million weighted average shares of performance-based restricted stock and restricted stock units from the computation of Diluted EPS, respectively, as the performance metric had yet to be achieved or their inclusion would be anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports net income, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method when the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes will have no impact to Diluted EPS until the average price of the Company's common stock exceeds the conversion price of $28.9044 per share because the principal amount of the 2020 Convertible Notes will be settled in cash.  Based on the closing price of the Company's common stock of $18.21 per share on March 31, 2015, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $28.9044 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as exercise of the call options is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred when the price of the Company’s common stock exceeds the conversion price. The call options are always excluded from the calculation of Diluted EPS as they would be anti-dilutive under the treasury stock method.

The warrants have a dilutive effect on earnings per share when the Company’s share price exceeds the warrant’s strike price of $40.1450 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

During the three months ended March 31, 2015 and 2014, the Company repurchased 3.3 million shares and 5.0 million shares of its common stock for $70.0 million and $123.1 million. As of March 31, 2015, the Company had $56.6 million remaining authorization under its existing stock repurchase program.

(11) Equity-based Compensation

Stock Option Plan

The Company grants equity-based compensation awards from its 2008 Equity Incentive Plan (the “2008 Plan”). As of March 31, 2015, the Company had 23.3 million shares reserved and 6.9 million shares available for issuance under the 2008 Plan. The 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Option grants generally have vesting periods of four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly thereafter. Options grants generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant, as holders are entitled to voting rights. Awards of restricted stock are generally subject to a four year graded vesting period.

In March 2015, the Compensation Committee of the Board of Directors approved a grant of performance-based restricted stock units to certain senior officers of the Company for the 2015 to 2017 performance period. Vesting in the March 2015 award is subject to either performance conditions (i.e., achieving minimum defined levels of Company financial results) or a market condition (i.e., achieving a minimum relative Total Shareholder Return) as well as a three year service period ended March 1, 2018. The number of shares to be issued on vesting could be up to 200% of the target number of performance-based restricted stock units granted depending on the level of achievement.

For awards subject to performance conditions, the fair value per award is fixed at the grant date; however, the amount of compensation expense will be adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and an Adjusted EBITDA (see Note 13) margin, with final compensation expense recognized based on the number of shares ultimately issued. For awards subject to the market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of the relative Total Shareholder Return metric.

As of March 31, 2015, the number of restricted stock awards outstanding and unvested was 2.4 million, which includes 0.7 million performance-based restricted stock awards. As of March 31, 2015, the number of restricted stock units outstanding and unvested was 1.6 million, which includes 0.3 million performance-based restricted stock units.

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a twenty-four month offering period with four six-month purchase periods in each offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period.

As of March 31, 2015, the Company had 2.2 million shares of common stock reserved and available for issuance under the ESPP.

Valuation Techniques and Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and ESPP shares. The fair value of equity-based awards is estimated on the grant date using complex and subjective variables, such as expected stock price volatility over the expected term of the awards and projected employee exercise behavior. The Company estimates the fair value of its restricted stock units subject to service or performance conditions as the market value of the Company's common stock on the date of grant and uses a Monte Carlo simulation to estimate the fair value of its restricted stock units subject to market conditions.

The assumptions used to value equity-based compensation awards were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Options:
Expected dividend yield	0%	0%
Expected term	4.0 years	4.0 years
Risk-free interest rate	1.3%	1.0%
Expected volatility	45%	49%
ESPP:
Expected dividend yield	0%	0%
Expected term	1.3 years	1.3 years
Risk-free interest rate	0.4%	0.2%
Expected volatility	35%	41%
Restricted Stock Units subject to Market Conditions:
Expected dividend yield	0%
Expected term	3.0 years
Risk-free interest rate	1.0%
Expected volatility	41%

Expected volatility is measured using a combination of historical volatility and implied volatility from publicly-traded options on Rovi's common stock. When historical data is available and relevant, the expected term is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term due to changes in award terms, the Company uses the average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term at the grant date. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent reporting periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting forfeitures and records equity-based compensation expense only for those awards that are expected to vest.

The grant date weighted-average fair value of equity-based awards was as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Options	$9.05	$9.15
ESPP	$6.94	$6.62
Restricted stock and restricted stock units	$25.53	$24.75

The Company recorded $12.1 million and $10.2 million in pre-tax equity-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was $78.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based awards granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.7 years.

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $0.3 million and $1.0 million, respectively. Intrinsic value is calculated as the difference between the market value of the shares at the time of exercise and the exercise price of the option.

(12) Income Taxes

The Company recorded income tax expense from continuing operations for the three months ended March 31, 2015 of $7.9 million, which primarily consists of $3.3 million from an increase in net deferred tax liabilities, $3.1 million of foreign withholding taxes, $1.0 million of state income taxes and $0.7 million of foreign income taxes, which were partially offset by a $0.2 million reduction in reserves for uncertain tax positions. Due to the fact that the Company has a significant net operating loss carryforward and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of income tax expense.

The Company recorded an income tax expense from continuing operations for the three months ended March 31, 2014 of $6.6 million, which primarily consists of $4.8 million of foreign withholding taxes, $2.6 million from the recognition of reserves for uncertain tax positions and $0.8 million of state income taxes, reduced by $1.4 million from the net change in the deferred tax asset valuation allowance and $0.2 million of foreign income taxes. Included in the net change in the deferred tax asset valuation allowance is a tax benefit of $1.2 million due to the Veveo acquisition. The Veveo acquisition resulted in a net deferred tax liability recorded for the acquired finite-lived intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance. The change in the Company's pre-acquisition valuation allowance which results from the acquired net deferred tax liabilities is not recorded as a component of the Veveo purchase price allocation and has been credited to income tax expense.

The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses potential outcomes of these audits in order to determine the appropriateness of its tax provision. Adjustments to uncertain tax positions are made to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular income tax audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously recognized, and therefore the resolution of one or more of these uncertainties in any particular period could have a material adverse impact on the Condensed Consolidated Financial Statements.

(13) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: the Intellectual Property Licensing segment and the Product segment. The Intellectual Property Licensing segment consists primarily of IPG patent licensing to third party guide developers such as multi-channel video service providers (e.g., cable, satellite and IPTV), consumer electronics (“CE”) manufacturers, set-top box manufacturers and interactive television software and program guide providers in the online, over-the-top video and mobile phone businesses. The Product segment consists primarily of the licensing of Company-developed IPG products and services provided for multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing Metadata. The Product segment also includes sales of legacy Analog Content Protection, VCR Plus+, connected platform and media recognition products.

The Company’s CODM uses an Adjusted EBITDA (as defined below) measure to evaluate the performance of, and allocate resources to, the segments.

The results of the segments are derived directly from the Company's internal management reporting system. The accounting policies used to derive segment results are substantially the same as those the consolidated company uses. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profitability reviewed by the Company’s CODM. In addition, the Company has certain costs which it does not allocate to its segments as they are considered Corporate costs. Corporate costs primarily include certain general and administrative costs such as corporate management, finance, legal, human resources and related expenses. Segment balance sheets are not used by the CODM to allocate resources or assess performance of the segments.

	Three Months Ended March 31,
	2015	2014
Intellectual Property Licensing:
Revenues	$65,019	$72,926
Adjusted Operating Expenses (1)	16,615	19,957
Adjusted EBITDA (2)	48,404	52,969
Product:
Revenues	69,006	69,524
Adjusted Operating Expenses (1)	52,136	48,939
Adjusted EBITDA (2)	16,870	20,585
Corporate:
Adjusted Operating Expenses (1)	13,396	13,258
Adjusted EBITDA (2)	(13,396)	(13,258)
Consolidated:
Revenues	134,025	142,450
Adjusted Operating Expenses (1)	82,147	82,154
Adjusted EBITDA (2)	51,878	60,296
Depreciation	4,370	4,401
Amortization of intangible assets	19,364	18,690
Restructuring and asset impairment charges	1,717	2,177
Equity-based compensation	12,063	10,180
Contested proxy election costs	405	—
Transaction, transition and integration expenses	—	629
Operating income	13,959	24,219
Interest expense	(12,358)	(13,563)
Interest income and other, net	686	238
Loss on interest rate swaps	(9,718)	(2,635)
Loss on debt extinguishment	(100)	—
(Loss) income from continuing operations before income taxes	$(7,531)	$8,259

(1)
Adjusted Operating Expenses is defined as operating expenses excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, contested proxy election costs, transaction, transition and integration expenses and changes in contingent consideration.

(2)
Adjusted EBITDA is defined as operating income excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, contested proxy election costs, transaction, transition and integration expenses and changes in contingent consideration.

(14) Subsequent Events

On April 29, 2015, the Company's Board of Directors authorized the repurchase of up to $125.0 million of the Company's common stock.  This April 2015 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Discussions of some of the matters contained in this Quarterly Report on Form 10-Q for Rovi Corporation (the “Company,” “we” or “us”) may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties, including the discussion contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.

In some cases, these forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1A. – Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are focused on powering content discovery and personalization through our technology and intellectual property, using data and analytics to monetize interactions across multiple entertainment platforms. We provide a broad set of integrated solutions that are embedded in our customers' products and services to connect consumers with entertainment through content discovery solutions, including interactive program guides (“IPGs”), search and recommendation services, cloud data services and our extensive database of Metadata. We also offer advertising and analytics services.  We have patented many aspects of content discovery, digital video recorder and video-on-demand functionality, multi-screen functionality, as well as interactive applications and advertising.  We have historically licensed this portfolio for use with linear television broadcast.  However, there is an emerging industry transition to Internet platform technologies which are enabling new video services for television in homes as well as on multiple screens such as tablets and smartphones.  We believe this transition presents new opportunities to license our intellectual property portfolio for different use cases and to different customers, as well as to develop, market and sell products and services which enable such functionality. Building on this foundation, we are establishing broad industry relationships with the companies leading the next generation of digital entertainment.  Our strategy includes developing products and services that complement our intellectual property and address the opportunity presented by this industry transformation. Our solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets. For financial reporting purposes, our business is organized in two segments: Intellectual Property Licensing and Product.

Revenue decreased by 6% compared to the prior year period as a result of declines in our Intellectual Property Licensing segment, and to a lesser degree, a decline in revenue in our Product segment. For the three months ended March 31, 2015, 23% of our revenue was from our contracts with Comcast, DIRECTV and Time Warner Cable.  Our contracts with DIRECTV and Time Warner Cable expire in the second half of 2015 and our contract with Comcast expires in the first half of 2016.

During the three months ended March 31, 2015, our net loss from continuing operations was $15.5 million, or $0.18 of diluted loss per share, compared to net income from continuing operations of $1.7 million and $0.02 of diluted earnings per share in the prior year period, respectively. The decrease primarily resulted from lower revenue in the Intellectual Property Licensing segment and a larger decrease in the fair value of the Company's interest rate swap portfolio, partially offset by lower patent litigation costs.

During the three months ended March 31, 2015, we strengthened our financial position, improved our liquidity, and secured additional resources that can be strategically deployed by:

•	repurchasing $287.4 million of par value of our 2.625% Convertible Senior Notes due in 2040 (the “2040 Convertible Notes”),

•	issuing $345.0 million of par value of Convertible Senior Notes that mature March 1, 2020 (the “2020 Convertible Notes”),

•	repaying $100.0 million on our revolving credit facility which had been borrowed in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes,

•	purchasing a convertible bond call option and selling a warrant to manage the potential dilution to earnings per share associated with the 2020 Convertible Notes for a net cost of $33.5 million, and

•	repurchasing 3.3 million shares of our common stock for $70.0 million.

Comparison of Three Months Ended March 31, 2015 and 2014

The following table presents our results of operations for the three months ended March 31, 2015 compared to the prior year (in thousands):

	Three Months Ended March 31,
	2015	2014	Change $	Change %
Revenues	$134,025	$142,450	$(8,425)	(6)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	28,130	32,496	(4,366)	(13)%
Research and development	28,125	25,557	2,568	10%
Selling, general and administrative	38,360	34,910	3,450	10%
Depreciation	4,370	4,401	(31)	(1)%
Amortization of intangible assets	19,364	18,690	674	4%
Restructuring and asset impairment charges	1,717	2,177	(460)	(21)%
Total costs and expenses	120,066	118,231	1,835	2%
Operating income from continuing operations	13,959	24,219	(10,260)	(42)%
Interest expense	(12,358)	(13,563)	1,205	(9)%
Interest income and other, net	686	238	448	188%
Loss on interest rate swaps	(9,718)	(2,635)	(7,083)	269%
Loss on debt extinguishment	(100)	—	(100)	NA
(Loss) income from continuing operations before income taxes	(7,531)	8,259	(15,790)	(191)%
Income tax expense	7,939	6,576	1,363	21%
(Loss) income from continuing operations, net of tax	(15,470)	1,683	(17,153)	(1,019)%
Loss from discontinued operations, net of tax	—	(55,948)	55,948	(100)%
Net loss	$(15,470)	$(54,265)	$38,795	(71)%

Revenue

For the three months ended March 31, 2015, revenue decreased 6% compared to the prior year. This was driven by a $7.9 million decrease in revenue from our Intellectual Property Licensing segment, a $2.3 million decrease in Other product revenue and a $0.7 million decrease in consumer electronics ("CE") product revenue, partially offset by a $2.5 million increase in service provider product revenue. For additional details on the decrease in revenue see the discussion of our segment results.

Cost of Revenues, Excluding Amortization of Intangible Assets

Cost of revenues consist primarily of service costs, employee compensation and benefits, patent prosecution, patent maintenance and patent litigation costs and an allocation of overhead and facilities costs. For the three months ended March 31, 2015, cost of revenues decreased from the prior year primarily due to a $5.9 million decrease in patent litigation costs, partially offset by an increase in costs due to the international expansion of our Metadata offering.

Research and Development

Research and development expenses are comprised primarily of employee compensation and benefits, consulting costs and an allocation of overhead and facilities costs. For the three months ended March 31, 2015, research and development expenses increased from the prior year primarily due to a $2.3 million increase in employee compensation primarily related to investments made to support development of our cloud-based platform and analytics services.

Selling, General and Administrative

Selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting, tax and corporate legal fees and an allocation of overhead and facilities costs.

For the three months ended March 31, 2015, selling, general and administrative expenses increased from the prior year due to a $1.9 million increase in equity-based compensation expense and a $2.0 million increase in consulting expenses and employee costs related to planning for the upcoming license renewals with Time Warner Cable and DIRECTV in the second half of 2015 and with Comcast and EchoStar in the first half of 2016.

Amortization of Intangible Assets

For the three months ended March 31, 2015, amortization of intangible assets increased from the prior year primarily due to the Veveo acquisition in February 2014 and the acquisition of a patent portfolio in July 2014.

Restructuring and Asset Impairment Charges

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and our narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in a restructuring and asset impairment charge primarily associated with our 2014 restructuring action of $1.7 million and $2.2 million during the three months ended March 31, 2015 and 2014, respectively.

Interest Expense

For the three months ended March 31, 2015, interest expense decreased compared to the prior year primarily due to a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes.

Interest Income and Other, Net

Interest income and other, net increased for the three months ended March 31, 2015 compared to the prior year primarily due to foreign currency gains in the current year compared to foreign currency losses in the prior year.

Loss on Interest Rate Swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 8 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating interest rate loans to a fixed interest rate. Under the terms of our interest rate swaps we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future LIBOR, we generally will have a gain when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally will have a loss when adjusting our interest rate swaps to fair value.

Loss on Debt Extinguishment

On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash, resulting in a loss of $0.1 million.

Income Taxes

We recorded income tax expense from continuing operations for the three months ended March 31, 2015 of $7.9 million, which primarily consists of $3.3 million from an increase in net deferred tax liabilities, $3.1 million of foreign withholding taxes, $1.0 million of state income taxes and $0.7 million of foreign income taxes, which were partially offset by a $0.2 million reduction in reserves for uncertain tax positions. Due to the fact that we have a significant net operating loss carryforward and we have recorded a valuation allowance against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our income tax expense.

We recorded an income tax expense from continuing operations for the three months ended March 31, 2014 of $6.6 million, which primarily consists of $4.8 million of foreign withholding taxes, $2.6 million from the recognition of reserves for uncertain tax positions and $0.8 million of state income taxes, reduced by $1.4 million from the net change in the deferred tax asset valuation allowance and $0.2 million of foreign income taxes. Included in the net change in the deferred tax asset valuation allowance is a tax benefit of $1.2 million due to the Veveo acquisition. The acquisition resulted in a net deferred tax liability recorded for the acquired amortizable intangible assets. These net deferred tax liabilities are a source of future taxable income which allowed the Company to reduce its pre-acquisition valuation allowance. The change in the Company's pre-acquisition valuation allowance which results from the acquired net deferred tax liabilities is not recorded as a component of the Veveo purchase price allocation and has been credited to income tax expense.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2014 is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.

Segment Results of Operations

We report segment information in the same way that management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. Segment information for each of the periods presented below is reconciled to consolidated (loss) income from continuing operations before income taxes in Note 13 of the Condensed Consolidated Financial Statements, which is incorporated herein by reference. The terms Adjusted Operating Expenses and Adjusted EBITDA use the definitions in Note 13 of the Condensed Consolidated Financial Statements.

Intellectual Property Licensing Segment

(in thousands)	Three Months Ended March 31,
	2015	2014	Change $	Change %
Intellectual Property Licensing Revenues:
Service Provider	$47,153	$50,080	$(2,927)	(6)%
Consumer Electronics	17,866	22,846	(4,980)	(22)%
Total Intellectual Property Licensing Revenues	65,019	72,926	(7,907)	(11)%
Adjusted Operating Expenses	16,615	19,957	(3,342)	(17)%
Adjusted EBITDA	$48,404	$52,969	$(4,565)	(9)%
Adjusted EBITDA Margin	74.4%	72.6%

For the three months ended March 31, 2015, Intellectual Property Licensing revenue decreased 11% compared to the prior year due to a 6% decrease in revenue from service providers and a 22% decrease in revenue from CE manufacturers. The decrease in revenue from service providers was due to a decline in sales of set-top boxes by a customer. The decrease in revenue from CE manufacturers was due to a major CE manufacturer being out of contract in 2015 and a decrease in revenue from catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use. In 2015, we expect Intellectual Property Licensing revenue to increase due to growth in the number of subscribers for which we receive a patent license fee.

Intellectual Property Licensing segment Adjusted Operating Expenses decreased 17% during the three months ended March 31, 2015 compared to the prior year primarily due to a $5.9 million decrease in patent litigation costs which were partially offset by a $2.0 million increase in consulting expenses and employee costs related to planning for the upcoming major service provider license renewals.

Product Segment

(in thousands)	Three Months Ended March 31,
	2015	2014	Change $	Change %
Product Revenues:
Service Provider	$51,025	$48,521	$2,504	5%
Consumer Electronics	5,393	6,128	(735)	(12)%
Other	12,588	14,875	(2,287)	(15)%
Total Product Revenues	69,006	69,524	(518)	(1)%
Adjusted Operating Expenses	52,136	48,939	3,197	7%
Adjusted EBITDA	$16,870	$20,585	$(3,715)	(18)%
Adjusted EBITDA Margin	24.4%	29.6%

For the three months ended March 31, 2015, Product segment revenues decreased 1% compared to the prior year due to a 5% increase in revenue from service providers which was more than offset by a 12% decrease in CE revenue and a 15% decrease in other revenue. The increase in service provider revenue was primarily driven by an increase in advertising revenues, including a $1.5 million benefit from a major Pay TV provider agreeing to report advertising sales to us at the end of each month instead of on a one month lag. Due to this change, we now recognize IPG advertising revenue related to this Pay TV provider with no lag. The decrease in CE revenue was primarily due to a decrease in the number of units shipped that incorporated our products and a major CE manufacturer being out of license. The decrease in Other revenue was the result of a decline in Analog Content Protection revenue; however, both periods included significant perpetual license fees that are not expected to recur for the remainder of 2015 and did not recur in the rest of 2014. In 2015, we expect Product revenue to decrease slightly as we expect declines in Analog Content Protection revenue to be partially off-set by an increase in revenue from new products such as Advanced Search and Recommendations and Analytics.

For the three months ended March 31, 2015, Adjusted Operating Expenses increased by 7% compared to the prior year primarily due to an increase in employee and consulting costs related to the international expansion of our Metadata offering and an increase in spending on our cloud-based platform and analytics services.

Corporate

(in thousands)	Three Months Ended March 31,
	2015	2014	Change $	Change %
Adjusted Operating Expenses	$13,396	$13,258	138	1%

For the three months ended March 31, 2015, Corporate Adjusted Operating Expenses increased compared to the prior year primarily due to an increase in Corporate legal expenses.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by our operations. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with our revolving credit facility and access to capital markets. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions.

Our cash and investment balances are held in numerous locations around the world, with a significant portion held outside of the U.S. Our cash position remains strong, and we believe that our cash, cash equivalents and marketable securities and anticipated cash flow generated from operations, as supplemented with access to capital markets, as necessary, will be sufficient to meet our working capital, capital expenditure, debt and operating requirements for at least the next twelve months.

As of March 31, 2015, we had $217.0 million in cash and cash equivalents, $87.3 million in short-term marketable securities and $143.2 million in long-term marketable securities. Of these amounts, $204.8 million is held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate amounts held outside the U.S. to the U.S. without a material adverse effect on our overall liquidity, financial condition or results of operations.

Sources and Uses of Cash

The following table presents a summary of our cash flows for the three months ended March 31, 2015 compared to the prior year (in thousands):

	Three Months Ended March 31,		Change $	Change %
	2015	2014
Continuing Operations
Net cash provided by operating activities	$26,074	$63,045	$(36,971)	(59)%
Net cash provided by investing activities	78,073	93,208	(15,135)	(16)%
Net cash used in financing activities	(41,832)	(162,901)	121,069	(74)%
Net cash used in discontinued operations	—	(343)	343	(100)%
Effect of exchange rate changes on cash	71	24	47	196%
Net increase (decrease) in cash and cash equivalents	$62,386	$(6,967)	$69,353	(995)%

Net cash provided by continuing operating activities for the three months ended March 31, 2015 decreased $37.0 million primarily due to the Company receiving a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013, lower collections on accounts receivable primarily resulting from a decrease in revenue and a reduction in income from continuing operations, offset in part by higher non-cash charges for a decrease in the fair value of our interest rate swap portfolio. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

Net cash provided by investing activities for the three months ended March 31, 2015 decreased $15.1 million primarily due to a decrease in net proceeds from sales of marketable securities of $27.8 million. The three months ended March 31, 2014 also included $60.7 million of cash paid for the Veveo acquisition and the receipt of $50.3 million from the sale of DivX and MainConcept. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $18.0 million and $26.0 million for the full year 2015.

Net cash used in financing activities for the three months ended March 31, 2015 included $287.4 million of principal repayments on our 2040 Convertible Notes and the issuance of $345.0 million of 2020 Convertible Notes. Using the proceeds from the 2020 Convertible Notes issuance, we repaid $100.0 million which had been borrowed against our revolving credit facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes and we repurchased 3.3 million shares of our common stock for $70.0 million. In connection with the 2020 Convertible Notes, we also purchased a call option and sold a warrant to manage the potential dilution to EPS for a net cost of $33.5 million. The sources and uses of cash from our debt-related activities were partially offset by the receipt of $5.7 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the three months ended March 31, 2014, we made $50.0 million in debt principal payments and repurchased $123.1 million of our common stock. The 2014 uses of cash were partially offset by the receipt of $10.2 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. As of March 31, 2015, we had $56.6 million remaining under our existing stock repurchase program.

On April 29, 2015, the Company's Board of Directors authorized the repurchase of up to $125.0 million of the Company's common stock.  This April 2015 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs.

Capital Resources

Our outstanding borrowings at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$282,093	$—	$—
Term Loan Facility A	125,000	124,605	125,000	124,580
Term Loan Facility B	694,750	691,593	696,500	693,227
2040 Convertible Notes	3,604	3,604	290,990	289,125
Total	$1,168,354	$1,101,895	$1,112,490	$1,106,932

As of March 31, 2015, we had $175.0 million available to obtain short-term or long-term financing under our revolving credit facility if we need additional liquidity.

During the next twelve months, $13.3 million of our debt is scheduled to mature. For more information on our borrowings, see Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

2020 Convertible Notes

On March 4, 2015, we issued $345.0 million in aggregate principal of 0.500% Convertible Notes due in 2020 at par pursuant to an Indenture dated as of March 4, 2015 (the "2015 Indenture"). The 2020 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 34.5968 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.9044 per share). Holders may convert the 2020 Convertible Notes prior to the close of business on the business day immediately preceding December 1, 2019, in multiples of $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2020 Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	on the occurrence of specified corporate events.

On or after December 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2020 Convertible Notes, in multiples of $1,000 principal amount, at any time.

On conversion, a holder will receive the conversion value of the 2020 Convertible Notes converted based on the conversion rate multiplied by the volume-weighted average price of the Company’s common stock over a specified observation period. On conversion, the Company will pay cash up to the aggregate principal amount of the 2020 Convertible Notes converted and deliver shares of the Company’s common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2020 Convertible Notes being converted.

The initial conversion rate will be subject to adjustment in certain events, including certain events that constitute a make-whole fundamental change (as defined in the 2015 Indenture). In addition, if the Company undergoes a fundamental change (as defined in the 2015 Indenture) prior to March 1, 2020, holders may require the Company to repurchase for cash all or a portion of the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2020 Convertible Notes, plus accrued and unpaid interest. The initial conversion rate is also subject to customary anti-dilution adjustments.

The 2020 Convertible Notes are not redeemable prior to maturity by the Company and no sinking fund is provided. The 2020 Convertible Notes are unsecured and do not contain financial covenants or restrictions on the payment of dividends, the incurrence of indebtedness, or the repurchase of other securities by the Company. The 2015 Indenture includes customary terms and covenants, including certain events of default after which the 2020 Convertible Notes may be due and payable immediately.

Senior Secured Credit Facility

On July 2, 2014, the Company, as parent guarantor, and two of our wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of our other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (“the Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”).

Term Loan A Facility amortizes in annual installments in an aggregate annual amount equal to 5% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan A Facility. Loans under the Term Loan A Facility bear interest, at our option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum.

Term Loan B Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan B Facility. Loans under the Term Loan B Facility bear interest, at our option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum.

Loans under the Revolving Facility bear interest, at our option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based upon the Company's total secured leverage ratio (as defined in the Credit Agreement).

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Term Loan A Facility and Revolving Facility contain financial covenants that require that we maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Term Loan B Facility does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. Beginning with our fiscal year ending December 31, 2015, we may be required to make an additional payment on the Term Loan Facility each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No payment was required in February 2015.

2040 Convertible Notes

On March 17, 2010, we issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par pursuant to an Indenture dated as of March 17, 2010 (the "2010 Indenture"). The 2040 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 21.1149 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $47.36 per share). As of March 31, 2015, $3.6 million in principal of the 2040 Convertible Notes remains outstanding.

Holders have the right to require us to repurchase the 2040 Convertible Notes on February 20, 2020, 2025, 2030 and 2035 for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued interest to, but excluding, the repurchase date (See Note 8 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for additional details). We have the right to call for redemption all, or a portion, of the 2040 Convertible Notes at 100% of the principal amount of notes to be redeemed, plus accrued interest to, but excluding, the redemption date at any time.

Contractual Obligations

For information about our contractual obligations, see "Contractual and Other Obligations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Our contractual obligations have not changed materially since December 31, 2014, except for the issuance of $345.0 million of principal of 2020 Convertible Notes in March 2015, which mature in 2020, and related interest, and the repayment of $287.4 million of principal of 2040 Convertible Notes in February 2015.

The following table summarizes our contractual obligations related to long-term debt and associated interest payments at March 31, 2015 (in thousands):

	Payments due by period
Contractual Obligations (1, 2)	Total	Remainder of 2015	2016 - 2017	2018 - 2019	Thereafter
Long-term debt obligations	$1,168,354	$11,500	$26,500	$120,250	$1,010,104
Interest payments associated with long-term debt obligations	183,556	23,960	62,476	59,312	37,808
	$1,351,910	$35,460	$88,976	$179,562	$1,047,912

(1)
The 2020 Convertible Notes have been included in the table above based on the date they can be freely converted by holders which is December 1, 2019. However, the 2020 Convertible Notes may be converted by the holders prior to December 1, 2019 in certain circumstances. For additional information, see Note 8 to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

(2)
The 2040 Convertible Notes have been included in the table above based on the next conversion date available to holders, which is February 20, 2020. However, the 2040 Convertible Notes may be called by the Company at any time and can be converted by the holders prior to February 20, 2020 in certain circumstances. For additional information, see Note 8 to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Off Balance Sheet Arrangements

Since December 31, 2014, we have not engaged in any material off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, equity-based compensation, goodwill and intangible asset impairment, long-lived asset impairment and income taxes. Our estimates are based on historical experience and on various other estimates, assumptions and judgments that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Management believes there have been no significant changes to our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to us, see Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices. Changes in these factors may cause fluctuations in our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Other than market risks associated with the issuance of the 2020 Convertible Notes, which are described below, management believes our exposure to market risk has not changed materially since December 31, 2014.

2020 Convertible Notes

In March 2015, we issued $345.0 million principal 2020 Convertible Notes that have a fixed annual interest rate of 0.500%. As the 2020 Convertible Notes have a fixed interest rate, there is no economic interest rate exposure. However, the fair value of the 2020 Convertible Notes is exposed to fluctuations in interest rates and securities prices. Generally, the fair value of the 2020 Convertible Notes will increase as interest rates fall and the fair value of the 2020 Convertible Notes will increase as the price of the Company's common stock increases.

In connection with the offering of the 2020 Convertible Notes, we purchased call options with respect to our common stock and sold warrants on our common stock. The options are expected to offset the potential dilution with respect to shares of our common stock resulting from any conversion of the 2020 Convertible Notes. The warrants will have a dilutive effect with respect to our common stock to the extent that the market price of our common stock exceeds the strike price of the warrants. However, the Company has the right to settle the warrants in cash or shares. The strike price of the warrants is $40.1450 per share. The number of shares of our common stock underlying the warrants is 11.9 million shares, subject to anti-dilution adjustments.

For further discussion regarding the 2020 Convertible Notes and the related call options and warrants, see Note 8 to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the quarter ended  March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A. Risk Factors

Management believes that there have been no significant changes to the risk factors associated with our business during the three months ended March 31, 2015, as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about Company purchases of its equity securities during the three months ended March 31, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 to January 31, 2015	71.6	$22.54	71.6	$125,000.1
February 1, 2015 to February 28, 2015	1,171.8	$23.08	1,171.8	$97,960.7
March 1, 2015 to March 31, 2015	2,050.0	$20.17	2,050.0	$56,616.6
Total	3,293.4		3,293.4

(1)	In April 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock. This authorization does not have an expiration date.

On April 29, 2015, the Company's Board of Directors authorized the repurchase of up to $125.0 million of the Company's common stock.  This April 2015 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
1.01	Purchase Agreement, dated February 26, 2015, by and among Rovi Corporation, Morgan Stanley & Co. LLC, and J.P. Morgan Securities LLC	8-K	3/4/15	1.1
4.01	Indenture, dated as of March 4, 2015, by and between the Company and U.S. Bank National Association as trustee	8-K	3/4/15	4.1
4.02	Form of Note representing the Rovi Corporation 0.500% Convertible Senior Notes due 2020	8-K	3/4/15	4.2
10.01	2015 Senior Executive Company Incentive Plan*	8-K	2/20/15	10.1
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				X
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

* Management contract or compensatory plan or agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROVI CORPORATION
Authorized Officer:
Date: April 30, 2015
	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial and Accounting Officer:
Date: April 30, 2015
	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer