Form 10-Q
period 2015-06-30
Rovi Corp
filed 2015-07-30
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2015
Common Stock	86,916,023

ROVI CORPORATION AND SUBSIDIARIES

PART I. Financial Information

Item 1. Financial Statements

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$115,940	$154,568
Short-term marketable securities	100,896	183,074
Accounts receivable, net	83,847	83,514
Deferred tax assets, net	10,553	18,553
Prepaid expenses and other current assets	14,638	12,851
Total current assets	325,874	452,560
Long-term marketable securities	164,533	131,378
Property and equipment, net	34,563	37,227
Intangible assets, net	424,864	463,348
Goodwill	1,343,543	1,343,652
Other long-term assets	22,961	17,225
Total assets	$2,316,338	$2,445,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$68,776	$83,208
Deferred revenue	19,922	18,399
Current portion of long-term debt	7,000	302,375
Total current liabilities	95,698	403,982
Taxes payable, less current portion	9,483	10,100
Deferred revenue, less current portion	14,755	15,722
Long-term debt, less current portion	1,042,582	804,557
Long-term deferred tax liabilities, net	76,062	80,751
Other long-term liabilities	27,106	24,014
Total liabilities	1,265,686	1,339,126
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 130,756 shares issued and 86,858 outstanding as of June 30, 2015, and 130,627 shares issued and 91,729 outstanding as of December 31, 2014	131	131
Treasury stock, 43,898 shares and 38,898 shares at June 30, 2015 and December 31, 2014, respectively, at cost	(1,113,386)	(1,013,218)
Additional paid-in capital	2,397,069	2,339,817
Accumulated other comprehensive loss	(5,871)	(5,307)
Accumulated deficit	(227,291)	(215,159)
Total stockholders’ equity	1,050,652	1,106,264
Total liabilities and stockholders’ equity	$2,316,338	$2,445,390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$127,820	$137,062	$261,845	$279,512
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	25,669	26,040	53,799	58,536
Research and development	27,017	28,933	55,142	54,490
Selling, general and administrative	39,494	37,494	77,854	72,404
Depreciation	4,448	4,550	8,818	8,951
Amortization of intangible assets	19,236	19,330	38,600	38,020
Restructuring and asset impairment (benefit) charges	(178)	3,505	1,539	5,682
Total costs and expenses	115,686	119,852	235,752	238,083
Operating income from continuing operations	12,134	17,210	26,093	41,429
Interest expense	(11,715)	(13,196)	(24,073)	(26,759)
Interest income and other, net	(183)	1,597	503	1,835
Income (loss) on interest rate swaps	4,399	(4,701)	(5,319)	(7,336)
Loss on debt extinguishment	(20)	—	(120)	—
Income (loss) from continuing operations before income taxes	4,615	910	(2,916)	9,169
Income tax expense	1,277	3,624	9,216	10,200
Income (loss) from continuing operations, net of tax	3,338	(2,714)	(12,132)	(1,031)
Income (loss) from discontinued operations, net of tax	—	74	—	(55,874)
Net income (loss)	$3,338	$(2,640)	$(12,132)	$(56,905)

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.03)	$(0.14)	$(0.01)
Discontinued operations	—	—	—	(0.61)
Basic earnings (loss) per share	$0.04	$(0.03)	$(0.14)	$(0.62)
Weighted average shares used in computing basic earnings (loss) per share	85,248	91,019	86,767	92,246
Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.03)	$(0.14)	$(0.01)
Discontinued operations	—	—	—	(0.61)
Diluted earnings (loss) per share	$0.04	$(0.03)	$(0.14)	$(0.62)
Weighted average shares used in computing diluted earnings (loss) per share	85,487	91,019	86,767	92,246

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$3,338	$(2,640)	$(12,132)	$(56,905)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(666)	378	(518)	520
Unrealized (losses) gains on marketable securities	(190)	25	(46)	172
Other comprehensive (loss) income, net of tax	(856)	403	(564)	692
Comprehensive income (loss)	$2,482	$(2,237)	$(12,696)	$(56,213)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,132)	$(56,905)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	—	55,874
Depreciation	8,818	8,951
Amortization of intangible assets	38,600	38,020
Amortization of convertible note discount and note issuance costs	6,986	8,747
Decrease in fair value of interest rate swaps	3,461	7,247
Equity-based compensation	22,716	22,160
Deferred income taxes	3,747	(4,757)
Other operating, net	3,001	4,233
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(747)	18,899
Prepaid expenses and other current assets and other long-term assets	(1,544)	(2,180)
Accounts payable and accrued expenses and other long-term liabilities	(7,334)	(8,398)
Accrued taxes	(380)	4,668
Deferred revenue	556	25,539
Net cash provided by operating activities of continuing operations	65,748	122,098
Net cash used in operating activities of discontinued operations	(194)	(1,968)
Net cash provided by operating activities	65,554	120,130
Cash flows from investing activities:
Purchases of short- and long-term marketable securities	(134,396)	(138,430)
Sales or maturities of short- and long-term marketable securities	182,376	310,563
Purchases of property and equipment	(5,536)	(10,189)
Payments for acquisitions, net of cash acquired	(5,140)	(60,707)
Proceeds from sale of business	—	50,298
Other investing, net	(53)	(789)
Net cash provided by investing activities of continuing operations	37,251	150,746
Net cash provided by investing activities of discontinued operations	—	—
Net cash provided by investing activities	37,251	150,746
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—
Payments on revolving credit facility	(100,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	335,616	—
Principal payments on long-term debt	(344,490)	(50,000)
Proceeds from sale of warrants	31,326	—
Payments for purchase of call options	(64,825)	—
Payments for purchase of treasury stock	(104,519)	(123,139)
Proceeds from exercise of options and employee stock purchase plan	5,866	11,638
Net cash used in financing activities of continuing operations	(141,026)	(161,501)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(141,026)	(161,501)
Effect of exchange rate changes on cash and cash equivalents	(407)	251
Net (decrease) increase in cash and cash equivalents	(38,628)	109,626
Cash and cash equivalents at beginning of period	154,568	156,487
Cash and cash equivalents at end of period	$115,940	$266,113

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are considered necessary to present fairly the results for the periods presented.

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

The accompanying Condensed Consolidated Financial Statements include the accounts of Rovi Corporation and subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary after the elimination of intercompany accounts and transactions.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported results of operations for the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Actual results may differ from those estimates.

Major Customers

Customers, and concentrations of customers, representing 10% or more of revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
DIRECTV	12%	11%	12%	11%
Aggregate of Comcast Corporation, DIRECTV and Time Warner Cable Inc.	24%	22%	23%	21%

Substantially all of the Company's revenue from DIRECTV is reported in the Intellectual Property Licensing segment. The Company's contracts with Time Warner Cable Inc. and DIRECTV expire in September and December of 2015, respectively, and the contract with Comcast Corporation expires in March 2016.

Related Party Transaction

During the three months ended June 30, 2015, the Company recorded $1.5 million in expenses related to the reimbursement of costs incurred by Engaged Capital, LLC (“Engaged”) in connection with the contested proxy election. Engaged is a related party as Glenn W. Welling is a member of the Company’s Board of Directors and is also a Principal and the Chief Investment Officer at Engaged. As of June 30, 2015, the costs are included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to help entities evaluate whether fees paid in a cloud computing arrangement include a software license. Pursuant to this guidance, when a cloud computing arrangement includes a software license, the customer accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. When a cloud computing arrangement does not include a software license, the customer accounts for the arrangement as a service contract. The guidance is effective beginning January 1, 2016, with early adoption permitted. The guidance can be applied prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company is currently evaluating the effect the transition alternatives and guidance will have on its Condensed Consolidated Financial Statements.

In April 2015, the FASB amended its existing accounting standards for the presentation of debt issuance costs in the statement of financial position. The amendments require that debt issuance costs related to a recognized debt obligation be presented as a deduction from the carrying amount of the debt obligation, with the associated amortization recognized as a component of interest expense. The Company expects to retrospectively apply the amendments in the first quarter of 2016. As of June 30, 2015 and December 31, 2014, the Company presented $13.9 million and $7.6 million, respectively, of debt issuance costs in Other long-term assets in the Condensed Consolidated Balance Sheets.

In May 2014, the FASB amended its existing accounting standards for revenue recognition. The amendments provide enhancements to the quality and consistency of how revenue is recognized while also improving comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company in the first quarter of 2018 and may be applied on a full retrospective or modified retrospective approach. Early adoption is permitted beginning in the first quarter of 2017. The Company is currently evaluating the effect the transition alternatives and amendments will have on its Condensed Consolidated Financial Statements.

In April 2014, the FASB issued guidance which modified the criteria for identifying a discontinued operation. The modification limited the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. Application of the modified criteria on January 1, 2015 did not have a material effect on the Condensed Consolidated Financial Statements.

(2) Acquisitions

2014 Acquisitions

Fanhattan Acquisition

On October 31, 2014, the Company acquired Fanhattan, Inc. ("Fanhattan"), and its cloud-based Fan TV branded products, for $12.0 million in cash.

The unaudited pro forma financial information presented below (in thousands, except per share amounts) presents the combined results of operations as if the acquisition of Fanhattan had been completed on January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future results of operations. The unaudited pro forma financial information does not include any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the companies.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net revenue	$137,064	$279,517
Operating income from continuing operations	$13,988	$34,828
Loss from continuing operations, net of tax	$(5,937)	$(7,638)
Basic loss per share from continuing operations	$(0.07)	$(0.08)
Diluted loss per share from continuing operations	$(0.07)	$(0.08)

Veveo Acquisition

On February 28, 2014, the Company acquired Veveo Inc. ("Veveo") for $67.6 million in cash, plus up to an additional $7.0 million in contingent consideration if certain sales and engineering goals are met. Veveo is a provider of intuitive and personalized entertainment discovery solutions. In April 2015, a portion of the contingency period concluded and $2.1 million of contingent consideration was paid as certain engineering goals were satisfied. At June 30, 2015 and December 31, 2014, the contingent consideration has been included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets at its estimated fair value of $0.9 million and $3.0 million, respectively.

Patent Acquisition

On July 7, 2014, the Company purchased a portfolio of patents for $28.0 million in cash. The portfolio includes approximately 500 issued and pending patents, with slightly more than half being issued U.S. patents. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over ten years.

2013 Acquisition

On March 8, 2013, the Company acquired IntegralReach Corporation ("IntegralReach") for $10.0 million in cash, plus up to an additional $3.0 million in contingent consideration if certain customer attainment goals were met. IntegralReach is an analytics technology company with core technology built for analyzing large amounts of data. In March 2015, the contingency period concluded and $3.0 million of contingent consideration was paid as certain customer attainment goals were satisfied.

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

All Discontinued Operations

The results of discontinued operations consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
DivX and MainConcept	$—	$—	$—	$14,952
Nowtilus	—	—	—	100
Income (loss) from operations before tax:
DivX and MainConcept	—	—	—	1,873
Nowtilus	—	—	—	(562)
Loss on disposal before tax	—	(146)	—	(54,648)
Income tax benefit (expense)	—	220	—	(2,537)
Income (loss) from discontinued operations, net of tax	$—	$74	$—	$(55,874)

(4) Investments
The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$66,481	$—	$—	$66,481
Cash equivalents - Money market funds	49,459	—	—	49,459
Cash and cash equivalents	$115,940	$—	$—	$115,940

Auction rate securities	$10,800	$—	$(216)	$10,584
Corporate debt securities	85,077	10	(125)	84,962
Foreign government obligations	12,030	—	(32)	11,998
U.S. Treasuries / Agencies	157,925	49	(89)	157,885
Marketable securities	$265,832	$59	$(462)	$265,429
Total cash, cash equivalents and marketable securities				$381,369

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$63,622	$—	$—	$63,622
Cash equivalents - Money market funds	90,946	—	—	90,946
Cash and cash equivalents	$154,568	$—	$—	$154,568

Auction rate securities	$10,800	$—	$(162)	$10,638
Corporate debt securities	98,379	13	(116)	98,276
Foreign government obligations	10,551	—	(4)	10,547
U.S. Treasuries / Agencies	195,077	37	(123)	194,991
Marketable securities	$314,807	$50	$(405)	$314,452
Total cash, cash equivalents and marketable securities				$469,020
The Company has designated its marketable securities as available-for-sale.
Fair value is estimated, and realized gains and losses are calculated, based on the specific identification method.

The Company attributes the unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities at June 30, 2015 are comprised solely of AAA-rated investments in federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.
As of June 30, 2015, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$100,928	$100,896
Due in 1-2 years	153,934	153,784
Due in more than 2 years	10,970	10,749
Total	$265,832	$265,429

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
Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	June 30, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$49,459	$49,459	$—	$—
Short-term marketable securities
Corporate debt securities	49,574	—	49,574	—
U.S. Treasuries / Agencies	51,322	—	51,322	—
Long-term marketable securities
Auction rate securities	10,584	—	—	10,584
Corporate debt securities	35,388	—	35,388	—
Foreign government obligations	11,998	—	11,998	—
U.S. Treasuries / Agencies	106,563	—	106,563	—
Total Assets	$314,888	$49,459	$254,845	$10,584
Liabilities
Accounts payable and accrued expenses
Veveo contingent consideration	$(860)	$—	$—	$(860)
Interest rate swaps	(1,394)	—	(1,394)	—
Other long-term liabilities
Interest rate swaps	(18,855)	—	(18,855)	—
Total Liabilities	$(21,109)	$—	$(20,249)	$(860)

	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$90,946	$90,946	$—	$—
Short-term marketable securities
Corporate debt securities	73,499	—	73,499	—
Foreign government obligations	9,534	—	9,534	—
U.S. Treasuries / Agencies	100,041	—	100,041	—
Long-term marketable securities
Auction rate securities	10,638	—	—	10,638
Corporate debt securities	24,777	—	24,777	—
Foreign government obligations	1,013	—	1,013	—
U.S. Treasuries / Agencies	94,950	—	94,950	—
Total Assets	$405,398	$90,946	$303,814	$10,638
Liabilities
Accounts payable and accrued expenses
IntegralReach contingent consideration	$(3,000)	$—	$—	$(3,000)
Veveo contingent consideration	(3,000)	—	—	(3,000)
Other long-term liabilities
Interest rate swaps (1)	(16,788)	—	(16,788)	—
Total Liabilities	$(22,788)	$—	$(16,788)	$(6,000)

(1)
As of December 31, 2014, the fair value of interest rate swaps in an asset position was $5.8 million and in a liability position was $22.6 million. These amounts have been recorded on a net basis in the Condensed Consolidated Balance Sheets.

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three and six months ended June 30, 2015 and 2014, there were no transfers of assets between levels of the fair value hierarchy.
Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Auction rate securities	Veveo contingent consideration	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration
Balance at beginning of period	$10,638	$(3,000)	$15,049	$(3,000)	$(5,700)
Settlements	—	2,140	—	—	—
Unrealized (loss) gain included in accumulated other comprehensive loss	(54)	—	96	—	—
Balance at end of period	$10,584	$(860)	$15,145	$(3,000)	$(5,700)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration
Balance at beginning of period	$10,638	$(3,000)	$(3,000)	$14,903	$(3,000)	$—
Purchases	—	—	—	—	—	(5,700)
Settlements	—	3,000	2,140	—	—	—
Unrealized (loss) gain included in accumulated other comprehensive loss	(54)	—	—	242	—	—
Balance at end of period	$10,584	$—	$(860)	$15,145	$(3,000)	$(5,700)
Valuation Techniques
The fair value of marketable securities, other than auction rate securities, is estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets, obtained from a third party pricing service.
The fair value of auction rate securities is estimated using a discounted cash flow analysis or other type of valuation model. These estimates are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with characteristics similar to the securities held by the Company.
The fair value of interest rate swaps is estimated using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses market-corroborated inputs, including forward interest rate curves and implied volatilities. The fair value of an interest rate swap is estimated by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments that reflect nonperformance risk of the Company and the respective counterparty. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company has considered the impact of its master netting agreements.
The fair value of contingent consideration relating to acquisitions is estimated considering the amount that could ultimately be paid based on the terms of the underlying purchase agreement utilizing a probability-weighted discounted cash flow analysis. The significant unobservable inputs used in calculating the fair value of the contingent consideration include financial performance scenarios, the probability of achieving those scenarios and the discount rate.

Other Fair Value Disclosures
The carrying amount and fair value of debt issued by the Company were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$284,957	$315,675	$—	$—
Term Loan A Facility	74,666	73,875	124,580	120,000
Term Loan B Facility	689,959	680,873	693,227	679,958
2040 Convertible Notes	—	—	289,125	291,354
Total	$1,049,582	$1,070,423	$1,106,932	$1,091,312

(1)
The fair value of debt issued by the Company is estimated using quoted prices for the identical instrument in a market that is not active or an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. If reported at fair value in the Condensed Consolidated Balance Sheets, debt issued by the Company would be classified in Level 2 of the fair value hierarchy.

(6) Goodwill and Intangible Assets, Net

Goodwill allocated to the reportable segments as of June 30, 2015 and changes in the carrying amount of goodwill during the six months ended June 30, 2015 were as follows (in thousands):

	Balance at Beginning of Period	Foreign Currency Translation	Balance at End of Period
Intellectual Property Licensing	$1,184,500	$—	$1,184,500
Product	159,152	(109)	159,043
Total	$1,343,652	$(109)	$1,343,543

The Company assesses goodwill for potential impairment annually as of October 1, or more frequently if circumstances indicate the carrying amount of goodwill may not be recoverable.

Intangible assets consist of the following (in thousands):

	June 30, 2015
	Gross	Accumulated Amortization	Net
Developed technology and patents	$875,187	$(478,109)	$397,078
Existing contracts and customer relationships	47,524	(34,492)	13,032
Content databases and other	58,720	(43,966)	14,754
Trademarks / Tradenames	8,300	(8,300)	—
Total	$989,731	$(564,867)	$424,864

	December 31, 2014
	Gross	Accumulated Amortization	Net
Developed technology and patents	$875,187	$(443,986)	$431,201
Existing contracts and customer relationships	47,524	(32,010)	15,514
Content databases and other	58,638	(42,005)	16,633
Trademarks / Tradenames	8,300	(8,300)	—
Total	$989,649	$(526,301)	$463,348

As of June 30, 2015, future estimated amortization expense was as follows (in thousands):

Remainder of 2015	$38,370
2016	75,300
2017	73,107
2018	69,698
2019	67,875
Thereafter	100,514
Total	$424,864

(7) Restructuring and Asset Impairment (Benefit) Charges
In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 the Company conducted a review of its remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, the Company took cost reduction actions that resulted in a restructuring and asset impairment charges. Components of the restructuring and asset impairment (benefit) charges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Present value of future minimum lease payments for abandoned office space	$—	$1,221	$1,499	$1,496
Severance	(178)	1,521	40	2,947
Asset impairment	—	763	—	1,016
Contract termination	—	—	—	223
Restructuring and asset impairment (benefit) charges	$(178)	$3,505	$1,539	$5,682
As of June 30, 2015, $1.1 million of severance and $2.2 million in future minimum lease payments for abandoned office space remains accrued.
(8) Debt and Interest Rate Swaps

Details of the Company's financing arrangements were as follows (dollars in thousands):

				June 30, 2015		December 31, 2014
	Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$284,957	$—	$—
Term Loan Facility A	Variable	July 2, 2014	July 2, 2019	75,000	74,666	125,000	124,580
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	693,000	689,959	696,500	693,227
2040 Convertible Notes	2.625%	March 17, 2010	February 15, 2040	—	—	290,990	289,125
Total Long-term debt				$1,113,000	1,049,582	$1,112,490	1,106,932
Less: Current portion of long-term debt					7,000		302,375
Long-term debt, less current portion					$1,042,582		$804,557

2020 Convertible Notes

The Company issued $345.0 million in aggregate principal of 0.500% Convertible Senior Notes that mature March 1, 2020 (the “2020 Convertible Notes”) at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture"). The 2020 Convertible Notes were sold in a private placement and bear interest at a rate of 0.500% payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2015.

The 2020 Convertible Notes are convertible at an initial conversion rate of 34.5968 shares of common stock per $1,000 of principal of notes, which is equivalent to an initial conversion price of $28.9044 per share of common stock.

Holders may convert the 2020 Convertible Notes, prior to the close of business on the business day immediately preceding December 1, 2019, in multiples of $1,000 of principal under the following circumstances:

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

•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 of principal of 2020 Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	on the occurrence of specified corporate events.

On or after December 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2020 Convertible Notes, in multiples of $1,000 of principal, at any time.

On conversion, a holder will receive the conversion value of the 2020 Convertible Notes converted based on the conversion rate multiplied by the volume-weighted average price of the Company’s common stock over a specified observation period. On conversion, the Company will pay cash up to the aggregate principal amount of the 2020 Convertible Notes converted and deliver shares of the Company’s common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal of the 2020 Convertible Notes being converted.

The initial conversion rate will be subject to adjustment in certain events, including certain events that constitute a make-whole fundamental change (as defined in the 2015 Indenture). In addition, if the Company undergoes a fundamental change (as defined in the 2015 Indenture) prior to March 1, 2020, holders may require the Company to repurchase for cash all or a portion of the 2020 Convertible Notes at a repurchase price equal to 100% of the principal of the repurchased 2020 Convertible Notes, plus accrued and unpaid interest. The initial conversion rate is also subject to customary anti-dilution adjustments.

The 2020 Convertible Notes are not redeemable prior to maturity by the Company and no sinking fund is provided. The 2020 Convertible Notes are unsecured and do not contain financial covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase of other securities by the Company. The 2015 Indenture includes customary terms and covenants, including certain events of default after which the 2020 Convertible Notes may be due and payable immediately.

The Company has separately accounted for the liability and equity components of the 2020 Convertible Notes. The initial carrying amount of the liability component was calculated by estimating the value of the 2020 Convertible Notes using the Company’s estimated non-convertible borrowing rate of 4.75% at the time the instrument was issued. The carrying amount of the equity component, representing the value of the conversion option, was determined by deducting the liability component from the principal amount of the 2020 Convertible Notes. The difference between the principal amount of the 2020 Convertible Notes and the liability component is considered a debt discount which is being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. The equity component of the 2020 Convertible Notes was recorded as a component of Additional paid-in capital in the Condensed Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification. Related to the 2020 Convertible Notes, the Condensed Consolidated Balance Sheets include the following (in thousands):

	June 30, 2015	December 31, 2014
Liability Component
Principal outstanding	$345,000	$—
Less: Unamortized debt discount	60,043	—
Carrying amount	$284,957	$—

Equity Component	$63,854	$—

Components of interest expense related to the 2020 Convertible Notes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated interest	$431	$—	$575	$—
Amortization of debt discount	2,864	—	3,811	—
Total interest expense	$3,295	$—	$4,386	$—

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

Purchased Call Options and Sold Warrants

Concurrent with the issuance of the 2020 Convertible Notes, the Company paid $64.8 million to purchase call options with respect to its common stock. The call options give the Company the right, but not the obligation, to purchase up to 11.9 million shares of the Company's common stock at a strike price of $28.9044 per share, which corresponds to the initial conversion price of the 2020 Convertible Notes, and are exercisable by the Company on conversion of the 2020 Convertible Notes. The call options are intended to reduce the potential dilution from conversion of the 2020 Convertible Notes. The purchased call options are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the purchased call options.

Concurrent with the issuance of the 2020 Convertible Notes, the Company received $31.3 million from the sale of warrants that provide the holder of the warrant the right, but not the obligation, to purchase up to 11.9 million shares of common stock at a strike price of $40.1450 per share. The warrants are exercisable beginning June 1, 2020 and can be settled in cash or shares at the Company's election. The warrants were entered into to offset the cost of the purchased call options. The warrants are separate transactions from the 2020 Convertible Notes and holders of the 2020 Convertible Notes do not have any rights with respect to the warrants.

The amounts paid to purchase the call options and received to sell the warrants were recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheets.

Senior Secured Credit Facility

On July 2, 2014, the Company, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). Loans under the Term Loan A Facility bear interest, at the Company's option, at a rate equal to either the London Interbank Offering Rate ("LIBOR"), plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under the Term Loan B Facility bear interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum. Loans under the Revolving Facility bear interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based upon the Company's total secured leverage ratio (as defined in the Credit Agreement).

In June 2015, the Company made a voluntary principal prepayment of $50.0 million on the Term Loan A Facility.

In February 2015, $100.0 million was borrowed against the Revolving Facility, in part, to extinguish a portion of the 2040 Convertible Notes. In March 2015, using a portion of the proceeds from the 2020 Convertible Notes issuance, all outstanding borrowings under the Revolving Facility were repaid. As of June 30, 2015, $175.0 million was available under the Revolving Facility.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Term Loan A Facility and the Revolving Facility contain financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Term Loan B Facility does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. The Company may be required to make an additional payment on the Term Loan Facility each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No additional payment was required in February 2015.

Convertible Senior Notes Due 2040

The Company issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par (the “2040 Convertible Notes”) pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, the Company redeemed the remaining $3.6 million of outstanding principal. As of June 30, 2015, no amounts related to the 2040 Convertible Notes remain outstanding.

In accounting for the 2040 Convertible Notes, the Company separately accounted for the liability and equity components to reflect its non-convertible borrowing rate of 7.75% at the time the instrument was issued. The debt discount was amortized through February 2015, which was first date the 2040 Convertible Notes could be called by the Company or put to the Company by the holders.

Related to the 2040 Convertible Notes, the Condensed Consolidated Balance Sheets include the following (in thousands):

	June 30, 2015	December 31, 2014
Principal outstanding	$—	$290,990
Less: Unamortized debt discount	—	1,865
Carrying amount	$—	$289,125

Components of interest expense related to the 2040 Convertible Notes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated interest	$25	$1,910	$1,114	$3,819
Amortization of debt discount	—	3,454	1,865	6,845
Total interest expense	$25	$5,364	$2,979	$10,664

Debt Maturities

As of June 30, 2015, aggregate future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2015	$3,500
2016	7,000
2017	7,000
2018	7,000
2019 (1)	427,000
Thereafter	661,500
Total	$1,113,000

(1)
Aggregate future principal payments on the 2020 Convertible Notes have been included based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as Income (loss) on interest rate swaps in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2015 and 2014, the Company recorded a gain of $4.4 million and a loss of $4.7 million, respectively, on its interest rate swaps. During the six months ended June 30, 2015 and 2014, the Company recorded losses of $5.3 million and $7.3 million, respectively, on its interest rate swaps.

Details of the Company's interest rate swaps as of June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

Contract Inception	Contract Effective Date	Contract Maturity	Notional	Interest Rate Paid	Interest Rate Received
2040 Convertible Notes
March 2010	March 2010	February 2015	$460,000	(1)	2.625%
November 2010	August 2010	February 2015	460,000	(2)	(3)
Senior Secured Credit Facility
May 2012	January 2014	January 2016	197,000	(4)	One month USD-LIBOR
May 2012	April 2014	March 2017	215,000	(5)	One month USD-LIBOR
June 2013	January 2016	March 2019	250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a weighted average of six month USD-LIBOR minus 0.342%, set in arrears.

(2)
The Company paid a fixed interest rate which gradually increased from 0.203% for the six-month settlement period ended in February 2011 to 2.619% for the six-month settlement period ended February 2015.

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

(9) Commitments and Contingencies

Lease Commitments
The Company leases facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2025. Rent expense is recognized on a straight-line basis over the lease term.  Allowances from lessors for tenant improvements are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and depreciated over the shorter of the useful life of the asset or the remaining term of the lease.

Future minimum payments for operating leases as of June 30, 2015 were as follows (in thousands):

Remainder of 2015	$10,651
2016	17,799
2017	13,264
2018	11,863
2019	10,023
Thereafter	42,963
Gross future minimum lease payments	$106,563
Less: Sublease revenues	(9,372)
Net future minimum lease payments	$97,191

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

Legal Proceedings

The Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company accrues a liability for matters in which losses are considered probable and the amount of loss can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position, results of operations or cash flows. As of June 30, 2015, the Company does not believe any litigation matters, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

(10) Stockholders' Equity

Changes in Stockholders' Equity

Stockholders’ equity as of June 30, 2015 and 2014 and changes in stockholders’ equity during the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2015	130,955	$131	(42,191)	$(1,083,216)	$2,386,207	$(5,015)	$(230,629)	$1,067,478
Net income							3,338	3,338
Other comprehensive loss						(856)		(856)
Issuance of common stock upon exercise of options	12	—			185			185
Cancellation of restricted stock, net	(211)	—						—
Equity-based compensation					10,653			10,653
Excess tax benefit associated with stock plans					24			24
Stock repurchases			(1,707)	(30,170)				(30,170)
Balances as of June 30, 2015	130,756	$131	(43,898)	$(1,113,386)	$2,397,069	$(5,871)	$(227,291)	$1,050,652

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2014	130,303	$128	(35,570)	$(939,833)	$2,300,148	$(3,710)	$(199,680)	$1,157,053
Net loss							(2,640)	(2,640)
Other comprehensive income						403		403
Issuance of common stock upon exercise of options	84	1			1,399			1,400
Issuance of restricted stock, net	20	1			(1)			—
Equity-based compensation					11,991			11,991
Excess tax benefit associated with stock plans					233			233
Balances as of June 30, 2014	130,407	$130	(35,570)	$(939,833)	$2,313,770	$(3,307)	$(202,320)	$1,168,440

Stockholders’ equity as of June 30, 2015 and 2014 and changes in stockholders’ equity during the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2014	130,627	$131	(38,898)	$(1,013,218)	$2,339,817	$(5,307)	$(215,159)	$1,106,264
Net loss							(12,132)	(12,132)
Other comprehensive loss						(564)		(564)
Issuance of common stock upon exercise of options	73	—			1,293			1,293
Issuance of common stock under employee stock purchase plan	253	—			4,573			4,573
Cancellation of restricted stock, net	(197)	—			—			—
Equity-based compensation					22,716			22,716
Excess tax benefit associated with stock plans					52			52
Equity component related to issuance of 2020 Convertible Notes					63,854			63,854
Equity component related to 2020 Convertible Notes issuance costs					(1,737)			(1,737)
Issuance of warrants related to 2020 Convertible Notes					31,326			31,326
Purchase of call options related to 2020 Convertible Notes					(64,825)			(64,825)
Stock repurchases			(5,000)	(100,168)				(100,168)
Balances as of June 30, 2015	130,756	$131	(43,898)	$(1,113,386)	$2,397,069	$(5,871)	$(227,291)	$1,050,652

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2013	128,351	$128	(30,570)	$(816,694)	$2,279,196	$(3,999)	$(145,415)	$1,313,216
Net loss							(56,905)	(56,905)
Other comprehensive income						692		692
Issuance of common stock upon exercise of options	215	1			3,450			3,451
Issuance of common stock under employee stock purchase plan	692	—			8,188			8,188
Issuance of restricted stock, net	1,149	1			(1)			—
Equity-based compensation					22,847			22,847
Excess tax benefit associated with stock plans					90			90
Stock repurchases			(5,000)	(123,139)				(123,139)
Balances as of June 30, 2014	130,407	$130	(35,570)	$(939,833)	$2,313,770	$(3,307)	$(202,320)	$1,168,440

Earnings Per Share

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period, except for periods of a loss from continuing operations. In periods of a loss from continuing operations, no common share equivalents are included in Diluted EPS because their effect would be anti-dilutive.

The following is a reconciliation between the number of shares used to calculate Basic EPS and Diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares used to calculate Basic EPS	85,248	91,019	86,767	92,246
Dilutive effect of employee equity incentive plans	239	—	—	—
Weighted average shares used to calculate Diluted EPS	85,487	91,019	86,767	92,246

Weighted average potential shares excluded from the computation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	4,070	4,677	4,291	4,666
Restricted stock and restricted stock units	2,007	3,199	2,914	3,186
2020 Convertible Notes (1)	11,936	—	7,781	—
2040 Convertible Notes (1)	76	6,144	1,752	6,144
Total weighted average potential shares excluded from the calculation of Diluted EPS	18,089	14,020	16,738	13,996

(1)	See Note 8 for additional details.

For the three months ended June 30, 2015 and 2014, the Company excluded 0.9 million and 0.9 million and for the six months ended June 30, 2015 and 2014, the Company excluded 0.9 million and 0.9 million weighted average shares of performance-based restricted stock and restricted stock units from the computation of Diluted EPS, respectively, as the performance metric had yet to be achieved or their inclusion would be anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method when the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes will have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.9044 per share because the principal of the 2020 Convertible Notes is required to be settled in cash.  Based on the closing price of the Company's common stock of $15.95 per share on June 30, 2015, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

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

The warrants have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $40.1450 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

During the three months ended June 30, 2015, the Company repurchased 1.7 million shares of its common stock for $30.2 million. During the three months ended June 30, 2014, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2015 and 2014, the Company repurchased 5.0 million shares and 5.0 million shares of its common stock for $100.2 million and $123.1 million, respectively.

On April 29, 2015, the Board of Directors authorized the repurchase of up to $125.0 million of the Company's common stock.  The April 2015 authorization included amounts which were outstanding under previously authorized stock repurchase programs. As of June 30, 2015, the Company had $100.5 million of stock repurchase authorization remaining.

(11) Equity-based Compensation

Stock Option Plan

The Company grants equity-based compensation awards from its 2008 Equity Incentive Plan (the “2008 Plan”). As of June 30, 2015, the Company had 23.3 million shares reserved and 7.3 million shares available for issuance under the 2008 Plan. The 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Option grants generally have vesting periods of four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly thereafter. Options grants generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock are generally subject to a four year graded vesting period.

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

For awards subject to performance conditions that were granted in March 2015, the fair value per award is fixed at the grant date; however, the amount of compensation expense will be adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and an Adjusted EBITDA (see Note 13) margin, with final compensation expense recognized based on the number of shares ultimately issued. For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of the relative Total Shareholder Return metric.

As of June 30, 2015, the number of restricted stock outstanding and unvested was 2.1 million, which includes 0.7 million performance-based restricted stock. As of June 30, 2015, the number of restricted stock units outstanding and unvested was 1.7 million, which includes 0.3 million performance-based restricted stock units.

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

As of June 30, 2015, the Company had 2.2 million shares of common stock reserved and available for issuance under the ESPP.

Valuation Techniques and Assumptions

The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options and ESPP shares. The fair value of stock options and ESPP shares is estimated on the grant date using complex and subjective inputs, such as the expected volatility of the Company's common stock over the expected term of the award and projected employee exercise behavior. The Company estimates the fair value of restricted stock and restricted stock units subject to service or performance conditions as the market value of the Company's common stock on the date of grant and uses a Monte Carlo simulation to estimate the fair value of restricted stock units subject to market conditions.

Assumptions used to estimate the fair value of equity-based compensation awards were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options:
Expected volatility	N/A	47%	45%	48%
Expected term	N/A	4.0 years	4.0 years	4.0 years
Risk-free interest rate	N/A	1.2%	1.3%	1.1%
Expected dividend yield	N/A	0%	0%	0%
ESPP:
Expected volatility	N/A	N/A	35%	41%
Expected term	N/A	N/A	1.3 years	1.3 years
Risk-free interest rate	N/A	N/A	0.4%	0.2%
Expected dividend yield	N/A	N/A	0%	0%
Restricted Stock Units subject to a Market Condition:
Expected volatility	N/A	N/A	41%	N/A
Expected term	N/A	N/A	3.0 years	N/A
Risk-free interest rate	N/A	N/A	1.0%	N/A
Expected dividend yield	N/A	N/A	0%	N/A

Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. When historical data is available and relevant, the expected term of the award is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, the Company uses the average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the award at the grant date. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The number of awards expected to be forfeited during the requisite service period is estimated at the time of grant using historical data to estimate pre-vesting forfeitures and equity-based compensation is only recognized for those awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to be forfeited is recorded as a cumulative adjustment in the period estimates are revised.

The grant date weighted-average fair value of equity-based awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options	N/A	$8.82	$9.05	$9.01
ESPP	N/A	N/A	$6.94	$6.62
Restricted stock and restricted stock units	$17.62	$22.06	$23.96	$24.56

The Company recorded $10.7 million and $12.0 million in pre-tax equity-based compensation expense for the three months ended June 30, 2015 and 2014, respectively. The Company recorded $22.7 million and $22.2 million in pre-tax equity-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $68.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.6 years.

The total intrinsic value of options exercised during the three months ended June 30, 2015 and 2014 was $0.0 million and $0.6 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2015 and

2014 was $0.3 million and $1.6 million, respectively. Intrinsic value is calculated as the difference between the market value of the shares at the time of exercise and the exercise price of the option.

(12) Income Taxes

Due to the fact that the Company has a significant net operating loss carryforward and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of income tax expense.

Components of income tax expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign withholding tax	$3,525	$4,954	$6,657	$9,734
Reserves for uncertain tax positions	215	565	(18)	3,155
Change in net deferred tax liabilities	260	(1,508)	3,633	(2,943)
State income tax (benefit) expense	(3,195)	(606)	(2,182)	228
Foreign income taxes	472	219	1,126	26
Income tax expense	$1,277	$3,624	$9,216	$10,200

State income tax (benefit) expense for the three and six months ended June 30, 2015 includes a benefit of $4.0 million from settling the Company's 2008 California tax return.

Included in the change in net deferred tax liabilities for the three and six months ended June 30, 2014 is a benefit of $2.1 million related to net operating losses. The change in net deferred tax liabilities for the six months ended June 30, 2014 also includes a benefit of $1.2 million due to the Veveo acquisition. The Veveo acquisition resulted in a net deferred tax liability related to finite-lived intangible assets. These net deferred tax liabilities are considered a source of future taxable income which allowed us to reduce our pre-acquisition deferred tax asset valuation allowance. The change in our pre-acquisition deferred tax asset valuation allowance resulting from the acquired net deferred tax liabilities was not recorded as a component of the Veveo purchase price allocation and was credited to income tax expense.

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

(13) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: the Intellectual Property Licensing segment and the Product segment. The Intellectual Property Licensing segment consists primarily of IPG patent licensing to third party guide developers such as multi-channel video service providers (e.g., cable, satellite and internet-protocol television), consumer electronics (“CE”) manufacturers, set-top box manufacturers and interactive television software and program guide providers in the online, over-the-top video and mobile phone businesses. The Product segment consists primarily of the licensing of Company-developed IPG products and services provided for multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing Metadata. The Product segment also includes sales of legacy Analog Content Protection, VCR Plus+, connected platform and media recognition products.

Segment results are derived from the Company's internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used by the consolidated company. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profitability reviewed by the CODM. In addition, certain costs are not allocated to the segments as they are considered Corporate costs. Corporate costs primarily include certain general and administrative costs such as corporate management, finance, legal and human resources. The CODM uses an Adjusted EBITDA (as defined below) measure to evaluate the performance of, and allocate resources to, the segments. Segment balance sheets are not used by the CODM to allocate resources to, or assess performance of, the segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Intellectual Property Licensing:
Revenues	$69,732	$72,684	$134,751	$145,610
Adjusted Operating Expenses (1)	15,405	15,015	32,020	34,972
Adjusted EBITDA (2)	54,327	57,669	102,731	110,638
Product:
Revenues	58,088	64,378	127,094	133,902
Adjusted Operating Expenses (1)	49,012	51,040	101,148	99,979
Adjusted EBITDA (2)	9,076	13,338	25,946	33,923
Corporate:
Adjusted Operating Expenses (1)	13,169	13,222	26,565	26,480
Adjusted EBITDA (2)	(13,169)	(13,222)	(26,565)	(26,480)
Consolidated:
Revenues	127,820	137,062	261,845	279,512
Adjusted Operating Expenses (1)	77,586	79,277	159,733	161,431
Adjusted EBITDA (2)	50,234	57,785	102,112	118,081
Depreciation	4,448	4,550	8,818	8,951
Amortization of intangible assets	19,236	19,330	38,600	38,020
Restructuring and asset impairment (benefit) charges	(178)	3,505	1,539	5,682
Equity-based compensation	10,653	11,980	22,716	22,160
Contested proxy election costs	3,941	—	4,346	—
Transaction, transition and integration expenses	—	1,210	—	1,839
Operating income from continuing operations	12,134	17,210	26,093	41,429
Interest expense	(11,715)	(13,196)	(24,073)	(26,759)
Interest income and other, net	(183)	1,597	503	1,835
Income (loss) on interest rate swaps	4,399	(4,701)	(5,319)	(7,336)
Loss on debt extinguishment	(20)	—	(120)	—
Income (loss) from continuing operations before income taxes	$4,615	$910	$(2,916)	$9,169

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Discussions of some of the matters contained in this Quarterly Report on Form 10-Q for Rovi Corporation (the “Company,” “we” or “us”) may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties, including the discussion contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.

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

Overview

We are focused on powering content discovery and personalization through our technology and intellectual property, using data and analytics to monetize interactions across multiple entertainment platforms. We provide a broad set of integrated solutions that are embedded in our customers' products and services to connect consumers with entertainment through content discovery solutions, including interactive program guides (“IPGs”), search and recommendation services, cloud data services and our extensive database of "Metadata" (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, music, books, games or other entertainment content). We also offer advertising and analytics services.  We have patented many aspects of content discovery, digital video recorder and video-on-demand functionality and multi-screen functionality, as well as interactive applications and advertising.  We have historically licensed this portfolio for use with linear television broadcast.  However, there is an emerging industry transition to Internet platform technologies which are enabling new video services for television in homes as well as on multiple screens such as tablets and smartphones.  We believe this transition presents new opportunities to license our intellectual property portfolio for different use cases and to different customers, as well as to develop, market and sell products and services which enable such functionality. Building on this foundation, we are establishing broad industry relationships with the companies leading the next generation of digital entertainment.  Our strategy includes developing products and services that complement our intellectual property and address the opportunity presented by this industry transformation. Our solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets. For financial reporting purposes, our business is organized in two segments: Intellectual Property Licensing and Product.

Revenue for the three months ended June 30, 2015 decreased by 7% compared to the prior year period as a result of a decline in revenue in our Product segment, and to a lesser degree, a decline in revenue in our Intellectual Property Licensing segment. For the three months ended June 30, 2015, 24% of our revenue was from our contracts with Comcast Corporation ("Comcast"), DIRECTV and Time Warner Cable Inc. ("Time Warner"). Our contracts with Time Warner and DIRECTV expire in September and December of 2015, respectively, and our contract with Comcast expires in March 2016.

For the three months ended June 30, 2015, income from continuing operations was $3.3 million, or $0.04 of diluted earnings per share, compared to a loss from continuing operations of $2.7 million, or $0.03 of diluted loss per share, in the prior year period, respectively. The change in income from continuing operations primarily resulted from changes in the fair value of our interest rate swap portfolio, lower restructuring and asset impairment costs, and the realization of savings from past restructuring actions, partially offset by lower revenue and costs incurred in connection with the contested proxy election in 2015.

During the three months ended June 30, 2015, we strengthened our financial position and improved our liquidity by:

•	generating $39.7 million in operating cash flow from continuing operations,

•	making a voluntary principal prepayment of $50.0 million on our term loan A facility (the “Term Loan A Facility") and

•	repurchasing the remaining $3.6 million of par value of our 2.625% Convertible Senior Notes due in 2040 (the “2040 Convertible Notes”).

Comparison of Three and Six Months Ended June 30, 2015 and 2014

The consolidated results of operations for the three and six months ended June 30, 2015 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Change $	Change %
Revenues	$127,820	$137,062	$(9,242)	(7)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	25,669	26,040	(371)	(1)%
Research and development	27,017	28,933	(1,916)	(7)%
Selling, general and administrative	39,494	37,494	2,000	5%
Depreciation	4,448	4,550	(102)	(2)%
Amortization of intangible assets	19,236	19,330	(94)	—%
Restructuring and asset impairment (benefit) charges	(178)	3,505	(3,683)	(105)%
Total costs and expenses	115,686	119,852	(4,166)	(3)%
Operating income from continuing operations	12,134	17,210	(5,076)	(29)%
Interest expense	(11,715)	(13,196)	1,481	(11)%
Interest income and other, net	(183)	1,597	(1,780)	(111)%
Income (loss) on interest rate swaps	4,399	(4,701)	9,100	(194)%
Loss on debt extinguishment	(20)	—	(20)	NA
Income from continuing operations before income taxes	4,615	910	3,705	407%
Income tax expense	1,277	3,624	(2,347)	(65)%
Income (loss) from continuing operations, net of tax	3,338	(2,714)	6,052	(223)%
Income from discontinued operations, net of tax	—	74	(74)	(100)%
Net income (loss)	$3,338	$(2,640)	$5,978	(226)%

	Six Months Ended June 30,
	2015	2014	Change $	Change %
Revenues	$261,845	$279,512	$(17,667)	(6)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	53,799	58,536	(4,737)	(8)%
Research and development	55,142	54,490	652	1%
Selling, general and administrative	77,854	72,404	5,450	8%
Depreciation	8,818	8,951	(133)	(1)%
Amortization of intangible assets	38,600	38,020	580	2%
Restructuring and asset impairment charges	1,539	5,682	(4,143)	(73)%
Total costs and expenses	235,752	238,083	(2,331)	(1)%
Operating income from continuing operations	26,093	41,429	(15,336)	(37)%
Interest expense	(24,073)	(26,759)	2,686	(10)%
Interest income and other, net	503	1,835	(1,332)	(73)%
Loss on interest rate swaps	(5,319)	(7,336)	2,017	(27)%
Loss on debt extinguishment	(120)	—	(120)	NA
(Loss) income from continuing operations before income taxes	(2,916)	9,169	(12,085)	(132)%
Income tax expense	9,216	10,200	(984)	(10)%
Loss from continuing operations, net of tax	(12,132)	(1,031)	(11,101)	1,077%
Loss from discontinued operations, net of tax	—	(55,874)	55,874	(100)%
Net loss	$(12,132)	$(56,905)	$44,773	(79)%

Revenue

For the three months ended June 30, 2015, revenue decreased 7% compared to the prior year as a result of a $6.3 million decrease in revenue in our Product segment and a $3.0 million decrease in revenue in our Intellectual Property Licensing segment. For the six months ended June 30, 2015, revenue decreased 6% compared to the prior year as a result of a $10.9 million decrease in revenue in our Intellectual Property Licensing segment and a $6.8 million decrease in revenue in our Product segment. For additional details on the changes in revenue, see the discussion of our segment results.

Cost of Revenues, Excluding Amortization of Intangible Assets

Cost of revenues consist primarily of service costs, employee compensation and benefits, patent prosecution, patent maintenance and patent litigation costs and an allocation of overhead and facilities costs. For the three months ended June 30, 2015, cost of revenues decreased from the prior year primarily due to an $0.8 million decrease in facility and related costs as a result of benefits from past restructuring actions and a $0.3 million decrease in compensation and benefits costs, partially offset by increased investments in our analytics operations. For the six months ended June 30, 2015, cost of revenues decreased from the prior year primarily due to a $5.9 million decrease in patent litigation costs, which was partially offset by increased investments in our analytics operations.

Research and Development

Research and development expenses are comprised primarily of employee compensation and benefits, consulting costs and an allocation of overhead and facilities costs. For the three months ended June 30, 2015, research and development expenses decreased from the prior year primarily due to a decrease in the costs of our Metadata operations resulting from cost saving initiatives. For the six months ended June 30, 2015, research and development expenses increased slightly as compared to the prior year primarily due to increased investments to support our cloud-based platform and analytics services being substantially offset by a decrease in spending on our Metadata operations and on legacy products as a result of our cost saving initiatives.

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

The increase in selling, general and administrative expenses during the three and six months ended June 30, 2015 was primarily due to $3.9 million and $4.3 million, respectively, of costs incurred related to the contested proxy election in 2015 and a $0.5 million and $2.5 million increase in consulting and employee costs related to planning for the upcoming license renewals with Time Warner, DIRECTV, Comcast and Echostar. Cost increases during the three months ended June 30, 2015 were offset in part by a $1.2 million decrease in compensation costs, a $0.5 million decrease in facilities and other operating costs as a result of benefits from past restructuring actions, and lower spending on marketing programs.

Cost increases during the six months ended June 30, 2015 were partially offset by a $1.0 million decrease in facilities and other operating costs as a result of benefits from past restructuring actions.

Amortization of Intangible Assets

For the six months ended June 30, 2015, amortization of intangible assets increased from the prior year primarily due to the Veveo acquisition in February 2014 and the acquisition of a patent portfolio in July 2014.

Restructuring and Asset Impairment (Benefit) Charges

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and our narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions in 2014 that resulted in a restructuring and asset impairment charges of $3.5 million and $5.7 million during the three and six months ended June 30, 2014, respectively. Amounts recorded in 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Interest Expense

For the three and six months ended June 30, 2015, interest expense decreased compared to the prior year primarily due to a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes.

Interest Income and Other, Net

Interest income and other, net decreased for the three and six months ended June 30, 2015 compared to the prior year primarily due to the release of a $1.2 million contingent liability in the three months ended June 30, 2014 that was acquired in a prior acquisition and a $0.6 million decline in equity income from our joint venture in Japan. Foreign currency negatively impacted the three months ended June 30, 2015 and benefited the six months ended June 30, 2015.

Income (loss) on Interest Rate Swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 8 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating interest rate loans to a fixed interest rate. Under the terms of our interest rate swaps we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally will have a gain when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally will have a loss when adjusting our interest rate swaps to fair value.

Loss on Debt Extinguishment

During the six months ended June 30, 2015, we redeemed $291.0 million in principal of our 2040 Convertible Notes for cash, resulting in a loss of $0.1 million.

Income Tax Expense

Due to the fact that we have a significant net operating loss carryforward and we have recorded a valuation allowance against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our income tax expense.

We recorded income tax expense for the three months ended June 30, 2015 of $1.3 million, which primarily consists of $3.5 million of foreign withholding taxes and $0.5 million of foreign income taxes that were partially offset by a $3.2 million benefit from state income taxes, which reflects the settlement of the Company's 2008 California tax return. We recorded income tax expense for the three months ended June 30, 2014 of $3.6 million, which primarily consists of $5.0 million of foreign withholding taxes, partially offset a $1.5 million change in net deferred tax liabilities. Included in the change in net deferred tax liabilities for the three months ended June 30, 2014 was a tax benefit of $2.1 million related to net operating losses.

We recorded income tax expense for the six months ended June 30, 2015 of $9.2 million, which primarily consists of $6.7 million of foreign withholding taxes, a $3.6 million change in net deferred tax liabilities and $1.1 million of foreign income taxes, which were partially offset by a $2.2 million benefit from state income taxes, which reflects the settlement of the Company's 2008 California tax return. We recorded income tax expense for the six months ended June 30, 2014 of $10.2 million, which primarily consists of $9.7 million of foreign withholding taxes, $3.2 million from the recognition of reserves for uncertain tax positions, partially offset a $2.9 million change in net deferred tax liabilities. Included in the change in net deferred tax liabilities was a benefit of $2.1 million related to net operating losses and a benefit of $1.2 million due to the Veveo acquisition. The Veveo acquisition resulted in a net deferred tax liability related to finite-lived intangible assets. These net deferred tax liabilities are considered a source of future taxable income which allowed us to reduce our pre-acquisition deferred tax asset valuation allowance. The change in our pre-acquisition deferred tax asset valuation allowance resulting from the acquired net deferred tax liabilities was not recorded as a component of the Veveo purchase price allocation and was credited to income tax expense.

Loss from Discontinued Operations

The loss from discontinued operations for the six months ended June 30, 2014 is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA use the definitions provided in Note 13 of the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Intellectual Property Licensing Segment

The Intellectual Property Licensing segment's results of operations for the three and six months ended June 30, 2015 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Change $	Change %
Service Provider	$51,301	$49,762	$1,539	3%
Consumer Electronics	18,431	22,922	(4,491)	(20)%
Intellectual Property Licensing Revenues	69,732	72,684	(2,952)	(4)%
Adjusted Operating Expenses	15,405	15,015	390	3%
Adjusted EBITDA	$54,327	$57,669	$(3,342)	(6)%
Adjusted EBITDA Margin	77.9%	79.3%

	Six Months Ended June 30,
	2015	2014	Change $	Change %
Service Provider	$98,454	$99,842	$(1,388)	(1)%
Consumer Electronics	36,297	45,768	(9,471)	(21)%
Intellectual Property Licensing Revenues	134,751	145,610	(10,859)	(7)%
Adjusted Operating Expenses	32,020	34,972	(2,952)	(8)%
Adjusted EBITDA	$102,731	$110,638	$(7,907)	(7)%
Adjusted EBITDA Margin	76.2%	76.0%

For the three months ended June 30, 2015, Intellectual Property Licensing revenue decreased 4% compared to the prior year as a 3% increase in revenue from Service Providers was more than offset by a 20% decrease in revenue from CE manufacturers. The increase in revenue from Service Providers was due to an increase in the number or subscribers for which we receive a monthly patent license fee and a third party IPG provider for set-top boxes executing a bulk purchase of IPG licenses, partially offset by a decline in sales of set-top boxes by a customer. The decrease in revenue from CE manufacturers was due to a decrease in revenue from catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use as compared to the prior year.

For the six months ended June 30, 2015, Intellectual Property Licensing revenue decreased 7% compared to the prior year due to a 1% decrease in revenue from Service Providers and a 21% decrease in revenue from CE manufacturers. The decrease in revenue from Service Providers was due to a decline in sales of set-top boxes by a customer, partially offset by an increase in the number of subscribers for which we receive a monthly patent license fee and a third party IPG provider for set-top boxes executing a bulk purchase of IPG licenses. The decrease in revenue from CE manufacturers was due to a major CE manufacturer being out of contract in 2015 and a decrease in revenue from catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use as compared to the prior year.

Intellectual Property Licensing segment Adjusted Operating Expenses increased 3% for the three months ended June 30, 2015, compared to the prior year primarily due to a $0.5 million increase in consulting and employee costs related to planning for the upcoming license renewals with Time Warner, DIRECTV, Comcast and Echostar. Adjusted Operating Expenses decreased 8% during the six months ended June 30, 2015 compared to the prior year primarily due to a $5.9 million decrease in patent litigation costs offset by a $2.5 million increase in consulting expenses and employee costs related to planning for the upcoming major service provider license renewals.

Product Segment

The Product segment's results of operations for the three and six months ended June 30, 2015 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Change $	Change %
Service Provider	$50,298	$54,291	$(3,993)	(7)%
Consumer Electronics	5,368	5,559	(191)	(3)%
Other	2,422	4,528	(2,106)	(47)%
Product Revenues	58,088	64,378	(6,290)	(10)%
Adjusted Operating Expenses	49,012	51,040	(2,028)	(4)%
Adjusted EBITDA	$9,076	$13,338	$(4,262)	(32)%
Adjusted EBITDA Margin	15.6%	20.7%

	Six Months Ended June 30,
	2015	2014	Change $	Change %
Service Provider	$101,323	$102,812	$(1,489)	(1)%
Consumer Electronics	10,761	11,687	(926)	(8)%
Other	15,010	19,403	(4,393)	(23)%
Product Revenues	127,094	133,902	(6,808)	(5)%
Adjusted Operating Expenses	101,148	99,979	1,169	1%
Adjusted EBITDA	$25,946	$33,923	$(7,977)	(24)%
Adjusted EBITDA Margin	20.4%	25.3%

For the three months ended June 30, 2015, Product segment revenues decreased 10% compared to the prior year due to a 7% decrease in revenue from Service Providers, a 3% decrease in CE revenue and a 47% decrease in Other revenue. The decrease in Service Provider revenue for the three months ended June 30, 2015 was the result of acceptance of our Passport guide product for deployment in multiple countries with a major Latin American service provider which benefited revenue in 2014, offset in part by an increase in advertising revenues. The decrease in CE revenue was primarily due to a decrease in the number of units shipped that incorporated our products. The decrease in Other revenue was the result of a decline in Analog Content Protection ("ACP") revenue.

For the six months ended June 30, 2015, Product segment revenues decreased 5% compared to the prior year due to a 1% decrease in revenue from Service Providers, an 8% decrease in CE revenue and a 23% decrease in Other revenue. The decrease in Service Provider revenue was primarily the result of acceptance of our Passport guide product for deployment in multiple countries with a major Latin American service provider which benefited revenue in 2014, offset in part by an increase in advertising revenues, including a benefit from a major Pay TV provider agreeing to report advertising sales to us at the end of each month instead of on a one month lag. Due to this change, we now recognize IPG advertising revenue related to this Pay TV provider with no lag. The decrease in CE revenue was primarily due to a decrease in the number of units shipped that incorporated our products and a major CE manufacturer being out of license. The decrease in Other revenue was the result of a decline in ACP revenue; however, both periods included significant perpetual license fees that are not expected to recur for the remainder of 2015 and did not recur in the rest of 2014.

For the three months ended June 30, 2015, Adjusted Operating Expenses decreased 4% compared to the prior year primarily due to a decrease in Metadata research and development costs due to cost savings initiatives. Adjusted Operating Expenses increased 1% during the six months ended June 30, 2015, compared to the prior year primarily due to increased investments made to support our cloud-based platform and analytics services partially offset by a decrease in spending on Metadata and legacy product research and development due to cost saving initiatives.

Corporate

Corporate costs for the three and six months ended June 30, 2015 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Change $	Change %
Adjusted Operating Expenses	$13,169	$13,222	(53)	—%

	Six Months Ended June 30,
	2015	2014	Change $	Change %
Adjusted Operating Expenses	$26,565	$26,480	85	—%

For the three and six months ended June 30, 2015, Corporate Adjusted Operating Expenses were relatively flat.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by our operations. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments, in addition to investments in future growth opportunities and share repurchases. We are able to supplement this short-term liquidity, if necessary, with our Revolving Facility and access to capital markets. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions.

Our cash, cash equivalents and marketable securities are held in numerous locations around the world. Our cash position remains strong, and we believe that our cash, cash equivalents and marketable securities and anticipated cash flow generated from operations, as supplemented with access to capital markets, as necessary, will be sufficient to meet our working capital, capital expenditure, debt and operating requirements for at least the next twelve months.

As of June 30, 2015, we had $115.9 million in cash and cash equivalents, $100.9 million in short-term marketable securities and $164.5 million in long-term marketable securities. Of these amounts, $205.5 million was held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate amounts held outside the U.S. to the U.S. without a material adverse effect on our overall liquidity, financial condition or results of operations.

Sources and Uses of Cash

Cash flows compared to the prior year were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change $	Change %
Continuing Operations:
Net cash provided by operating activities	$65,748	$122,098	$(56,350)	(46)%
Net cash provided by investing activities	37,251	150,746	(113,495)	(75)%
Net cash used in financing activities	(141,026)	(161,501)	20,475	(13)%
Net cash used in discontinued operations	(194)	(1,968)	1,774	(90)%
Effect of exchange rate changes on cash and cash equivalents	(407)	251	(658)	(262)%
Net (decrease) increase in cash and cash equivalents	$(38,628)	$109,626	$(148,254)	(135)%

Net cash provided by operating activities for the six months ended June 30, 2015 decreased $56.4 million primarily due to the receipt of a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013 and lower revenue leading to lower collections on accounts receivable and a decrease in income from continuing operations, offset in part by lower interest expense and lower non-cash charges from changes in the fair value of our interest rate swap portfolio. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

Net cash provided by investing activities for the six months ended June 30, 2015 decreased $113.5 million primarily due to a decrease in net proceeds from net sales and maturities of marketable securities of $124.2 million. The six months ended June 30, 2015 also includes the payment of $5.1 million in continent consideration related to previous acquisitions compared to $60.7 million of net cash paid in 2014 for the Veveo acquisition offset by the receipt of $50.3 million from the 2014 sale of DivX and MainConcept. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $22.0 million and $28.0 million for the full year 2015.

Net cash used in financing activities for the six months ended June 30, 2015 included $291.0 million of principal payments on our 2040 Convertible Notes and the issuance of $345.0 million of principal of 2020 Convertible Notes. Using the proceeds from the 2020 Convertible Notes issuance, we repaid $100.0 million which had been borrowed against our Revolving Facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes. In connection with the 2020 Convertible Notes, we also purchased a call option and sold a warrant to manage the potential dilution to earnings per share for a net cost of $33.5 million. During the six months ended June 30, 2015, we also made a voluntary principal prepayment of $50.0 million on our Term Loan A Facility, used $104.5 million to repurchase shares of our common stock and received $5.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the six months ended June 30, 2014, we made $50.0 million in debt principal payments and used $123.1 million to repurchase shares of our common stock. The six months ended June 30, 2014 also included the receipt of $11.6 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

On April 29, 2015, our Board of Directors authorized the repurchase of up to $125.0 million of our common stock.  The April 2015 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs.  As of June 30, 2015, our remaining stock repurchase authorization was $100.5 million.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$284,957	$—	$—
Term Loan Facility A	75,000	74,666	125,000	124,580
Term Loan Facility B	693,000	689,959	696,500	693,227
2040 Convertible Notes	—	—	290,990	289,125
Total	$1,113,000	$1,049,582	$1,112,490	$1,106,932

As of June 30, 2015, we had $175.0 million available to obtain short-term or long-term financing under our Revolving Facility if we need additional liquidity.

During the next twelve months, $7.0 million of our debt is scheduled to mature. For more information on our borrowings, see Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

2020 Convertible Notes

We issued $345.0 million in aggregate principal of 0.500% Convertible Notes due in 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture"). The 2020 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 34.5968 shares of common stock per $1,000 of principal of notes (which represents an initial conversion price of approximately $28.9044 per share). Holders may convert the 2020 Convertible Notes prior to the close of business on the business day immediately preceding December 1, 2019, in multiples of $1,000 of principal under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 of principal of 2020 Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•	on the occurrence of specified corporate events.

On or after December 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2020 Convertible Notes, in multiples of $1,000 of principal, at any time.

On conversion, a holder will receive the conversion value of the 2020 Convertible Notes converted based on the conversion rate multiplied by the volume-weighted average price of our common stock over a specified observation period. On conversion, we will pay cash up to the aggregate principal amount of the 2020 Convertible Notes converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal of the 2020 Convertible Notes being converted.

The initial conversion rate will be subject to adjustment in certain events, including certain events that constitute a make-whole fundamental change (as defined in the 2015 Indenture). In addition, if we undergo a fundamental change (as defined in the 2015 Indenture) prior to March 1, 2020, holders may require us to repurchase for cash all or a portion of the 2020 Convertible Notes at a repurchase price equal to 100% of the principal of the repurchased 2020 Convertible Notes, plus accrued and unpaid interest. The initial conversion rate is also subject to customary anti-dilution adjustments.

The 2020 Convertible Notes are not redeemable prior to maturity by us and no sinking fund is provided. The 2020 Convertible Notes are unsecured and do not contain financial covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase of other securities by us. The 2015 Indenture includes customary terms and covenants, including certain events of default after which the 2020 Convertible Notes may be due and payable immediately.

Senior Secured Credit Facility

On July 2, 2014, we, as parent guarantor, and two of our wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of our other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $125 million term loan A facility (the “Term Loan A Facility”), (ii) a seven-year $700 million term loan B facility (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loan Facility”) and (iii) a five-year $175 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”).

As a result of the $50.0 million voluntary principal prepayment in June 2015, no additional principal payments are scheduled under the Term Loan A Facility until the final maturity date. Loans under the Term Loan A Facility bear interest, at our option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum.

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

Loans under the Revolving Facility bear interest, at our option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based on our total secured leverage ratio (as defined in the Credit Agreement).

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. The Term Loan A Facility and Revolving Facility contain financial covenants that require that we maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. The Term Loan B Facility does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. We may be required to make an additional payment on the Term Loan Facility each February. This payment is a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No payment was required in February 2015.

2040 Convertible Notes

We issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require us to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, we redeemed the remaining $3.6 million of outstanding principal. As of June 30, 2015, no amounts related to the 2040 Convertible Notes remain outstanding.

Contractual Obligations

For information about our contractual obligations, see "Contractual and Other Obligations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. The following table summarizes our contractual obligations at June 30, 2015 (in thousands), except for purchase obligations, which have not materially changed since December 31, 2014.

	Payments due by period
Contractual Obligations	Total	Remainder of 2015	2016 - 2017	2018 - 2019	Thereafter
Long-term debt (1)	$1,113,000	$3,500	$14,000	$434,000	$661,500
Interest on long-term debt (1)	172,360	15,399	60,456	58,133	38,372
Operating lease commitments	106,563	10,651	31,063	21,886	42,963
	$1,391,923	$29,550	$105,519	$514,019	$742,835

(1)
The 2020 Convertible Notes are presented based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances. For additional information, see Note 8 to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Off Balance Sheet Arrangements

Since December 31, 2014, we have not engaged in any material off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and reported results of operations during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Our estimates are based on historical experience and on various other estimates, assumptions and judgments that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe there have been no significant changes to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to us, see Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices. Changes in these factors may cause fluctuations in our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Other than market risks associated with the issuance of the 2020 Convertible Notes, which are described below, we believe our exposure to market risk has not changed materially since December 31, 2014.

2020 Convertible Notes

In March 2015, we issued $345.0 million principal 2020 Convertible Notes that have a fixed annual interest rate of 0.500%. As the 2020 Convertible Notes have a fixed interest rate, there is no economic interest rate exposure. However, the fair value of the 2020 Convertible Notes is exposed to fluctuations in interest rates and securities prices. Generally, the fair value of the 2020 Convertible Notes will increase as interest rates fall and the fair value of the 2020 Convertible Notes will increase as the price of our common stock increases.

In connection with the offering of the 2020 Convertible Notes, we purchased call options with respect to our common stock and sold warrants on our common stock. The options are expected to offset the potential dilution with respect to shares of our common stock resulting from any conversion of the 2020 Convertible Notes. The warrants will have a dilutive effect with respect to our common stock to the extent that the market price of our common stock exceeds the strike price of the warrants. However, we have the right to settle the warrants in cash or shares. The strike price of the warrants is $40.1450 per share. The number of shares of our common stock underlying the warrants is 11.9 million shares, subject to anti-dilution adjustments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended  June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

The information contained in Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A. Risk Factors

We believe that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the three months ended June 30, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 to April 30, 2015	312.5	$18.05	312.5	$50,975.0
May 1, 2015 to May 31, 2015	1,394.1	$17.59	1,394.1	$100,472.5
June 1, 2015 to June 30, 2015	—	N/A	—	$100,472.5
Total	1,706.6		1,706.6

(1)
On April 29, 2015, our Board of Directors authorized the repurchase of up to $125.0 million of our common stock.  The April 2015 authorization included amounts which were outstanding under our previously authorized stock repurchase programs.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.01	Lease between GC Net Lease (San Carlos) Investors, LLC and Rovi Corporation, dated June 26, 2015				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				X
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROVI CORPORATION
Authorized Officer:
Date: July 30, 2015
	By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:
Date: July 30, 2015
	By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date: July 30, 2015
	By:	/s/ Wesley Gutierrez
Wesley Gutierrez
Chief Accounting Officer and Treasurer