Form 10-Q
period 2015-09-30
Rovi Corp
filed 2015-10-28
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2015
Common Stock	82,645,267

ROVI CORPORATION AND SUBSIDIARIES

PART I. Financial Information

Item 1. Financial Statements

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$65,177	$154,568
Short-term marketable securities	82,608	183,074
Accounts receivable, net	66,398	83,514
Deferred tax assets, net	10,435	18,553
Prepaid expenses and other current assets	16,004	12,851
Total current assets	240,622	452,560
Long-term marketable securities	141,706	131,378
Property and equipment, net	32,726	37,227
Intangible assets, net	405,817	463,348
Goodwill	1,343,706	1,343,652
Other long-term assets	19,254	17,225
Total assets	$2,183,831	$2,445,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,882	$83,208
Deferred revenue	18,927	18,399
Current portion of long-term debt	7,000	302,375
Total current liabilities	85,809	403,982
Taxes payable, less current portion	8,757	10,100
Deferred revenue, less current portion	12,001	15,722
Long-term debt, less current portion	969,180	804,557
Long-term deferred tax liabilities, net	75,816	80,751
Other long-term liabilities	38,563	24,014
Total liabilities	1,190,126	1,339,126
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 131,038 shares issued and 82,648 shares outstanding as of September 30, 2015, and 130,627 shares issued and 91,729 shares outstanding as of December 31, 2014	131	131
Treasury stock, 48,390 shares and 38,898 shares at September 30, 2015 and December 31, 2014, respectively, at cost	(1,163,386)	(1,013,218)
Additional paid-in capital	2,408,312	2,339,817
Accumulated other comprehensive loss	(5,603)	(5,307)
Accumulated deficit	(245,749)	(215,159)
Total stockholders’ equity	993,705	1,106,264
Total liabilities and stockholders’ equity	$2,183,831	$2,445,390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$114,882	$128,582	$376,727	$408,094
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	24,608	23,437	78,407	81,973
Research and development	23,945	25,369	79,087	79,859
Selling, general and administrative	32,148	33,172	110,002	105,576
Depreciation	4,280	4,256	13,098	13,207
Amortization of intangible assets	19,189	20,158	57,789	58,178
Restructuring and asset impairment charges	218	2,722	1,757	8,404
Gain on sale of patents	—	(500)	—	(500)
Total costs and expenses	104,388	108,614	340,140	346,697
Operating income from continuing operations	10,494	19,968	36,587	61,397
Interest expense	(11,348)	(13,962)	(35,421)	(40,721)
Interest income and other, net	586	—	1,089	1,835
Loss on interest rate swaps	(11,787)	(229)	(17,106)	(7,565)
Loss on debt extinguishment	(2,695)	(5,159)	(2,815)	(5,159)
Loss on debt modification	—	(3,775)	—	(3,775)
(Loss) income from continuing operations before income taxes	(14,750)	(3,157)	(17,666)	6,012
Income tax expense	3,708	3,458	12,924	13,658
Loss from continuing operations, net of tax	(18,458)	(6,615)	(30,590)	(7,646)
Loss from discontinued operations, net of tax	—	(417)	—	(56,291)
Net loss	$(18,458)	$(7,032)	$(30,590)	$(63,937)

Basic loss per share:
Continuing operations	$(0.22)	$(0.07)	$(0.36)	$(0.08)
Discontinued operations	—	(0.01)	—	(0.62)
Basic loss per share	$(0.22)	$(0.08)	$(0.36)	$(0.70)
Weighted average shares used in computing basic loss per share	82,404	91,468	85,297	91,975
Diluted loss per share:
Continuing operations	$(0.22)	$(0.07)	$(0.36)	$(0.08)
Discontinued operations	—	(0.01)	—	(0.62)
Diluted loss per share	$(0.22)	$(0.08)	$(0.36)	$(0.70)
Weighted average shares used in computing diluted loss per share	82,404	91,468	85,297	91,975

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(18,458)	$(7,032)	$(30,590)	$(63,937)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	288	(741)	(230)	(221)
Unrealized (losses) gains on marketable securities	(20)	(131)	(66)	41
Other comprehensive income (loss), net of tax	268	(872)	(296)	(180)
Comprehensive loss	$(18,190)	$(7,904)	$(30,886)	$(64,117)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(30,590)	$(63,937)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	—	56,291
Depreciation	13,098	13,207
Amortization of intangible assets	57,789	58,178
Asset impairment charge	—	1,115
Amortization of convertible note discount and note issuance costs	10,462	12,993
Decrease in fair value of interest rate swaps, net of settlements	14,055	285
Loss on debt extinguishment	2,815	5,159
Loss on debt modification	—	3,775
Equity-based compensation	31,044	31,818
Deferred income taxes	3,676	(4,458)
Other operating, net	4,182	4,245
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,429	26,620
Prepaid expenses and other current assets and other long-term assets	(2,230)	3,722
Accounts payable and accrued expenses and other long-term liabilities	(16,652)	(24,276)
Accrued income taxes	153	4,316
Deferred revenue	(3,193)	21,569
Net cash provided by operating activities of continuing operations	101,038	150,622
Net cash used in operating activities of discontinued operations	(199)	(5,300)
Net cash provided by operating activities	100,839	145,322
Cash flows from investing activities:
Purchases of short- and long-term marketable securities	(169,986)	(229,255)
Sales or maturities of short- and long-term marketable securities	258,430	356,214
Purchases of property and equipment	(8,345)	(13,891)
Payments for acquisitions, net of cash acquired	(5,140)	(60,707)
Payments for purchase of patents	—	(28,000)
Proceeds from sale of business	—	50,298
Other investing, net	3	(812)
Net cash provided by investing activities of continuing operations	74,962	73,847
Net cash provided by investing activities of discontinued operations	—	—
Net cash provided by investing activities	74,962	73,847
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—
Payments on revolving credit facility	(100,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	335,616	812,001
Principal payments on long-term debt	(421,240)	(915,756)
Proceeds from sale of warrants	31,326	—
Payments for purchase of call options	(64,825)	—
Payments for purchase of treasury stock	(154,519)	(123,139)
Proceeds from exercise of options and employee stock purchase plan	8,767	16,784
Net cash used in financing activities of continuing operations	(264,875)	(210,110)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(264,875)	(210,110)
Effect of exchange rate changes on cash and cash equivalents	(317)	53
Net (decrease) increase in cash and cash equivalents	(89,391)	9,112
Cash and cash equivalents at beginning of period	154,568	156,487
Cash and cash equivalents at end of period	$65,177	$165,599

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

Major Customers

Customers, and concentrations of customers, representing 10% or more of revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
AT&T Inc. / DIRECTV	14%	13%	13%	12%
Aggregate of AT&T Inc. / DIRECTV, Comcast Corporation and Time Warner Cable Inc.	27%	24%	25%	23%

Substantially all of the Company's revenue from AT&T Inc. / DIRECTV is reported in the Intellectual Property Licensing segment. In September 2015, the Company's contract with Time Warner Cable Inc. was extended from September 2015 to March 2016. The Company's contracts with DIRECTV and Comcast Corporation expire in December 2015 and March 2016, respectively.

Related Party Transaction

During the three months ended June 30, 2015, the Company recorded $1.5 million in expenses related to the reimbursement of costs incurred by Engaged Capital, LLC (“Engaged”) in connection with the contested proxy election. Such costs were paid to Engaged during the three months ended September 30, 2015. Engaged is a related party as Glenn W. Welling is a member of the Company’s Board of Directors and is also a Principal and the Chief Investment Officer at Engaged.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance to help entities evaluate whether fees paid in a cloud computing arrangement include a software license. Pursuant to this guidance, when a cloud computing arrangement includes a software license, the customer accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. When a cloud computing arrangement does not include a software license, the customer accounts for the arrangement as a service contract. The guidance is effective beginning January 1, 2016, with early adoption permitted. The guidance can be applied prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company is currently evaluating the effect the guidance and transition alternatives will have on its Condensed Consolidated Financial Statements.

In April 2015, the FASB amended its existing accounting standards for the presentation of debt issuance costs in the statement of financial position. The amendments generally require that debt issuance costs related to a recognized debt obligation be presented as a deduction from the carrying amount of the debt obligation, with the associated amortization recognized as a component of interest expense. The Company expects to retrospectively apply the amendments in the first quarter of 2016. As of September 30, 2015 and December 31, 2014, the Company presented $10.8 million and $7.6 million, respectively, of debt issuance costs in Other long-term assets in the Condensed Consolidated Balance Sheets.

In May 2014, the FASB amended its existing accounting standards for revenue recognition. The amendments provide enhancements to the quality and consistency of how revenue is recognized while also improving comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company in the first quarter of 2018 and may be applied on a full retrospective or modified retrospective approach. Early adoption is permitted beginning in the first quarter of 2017. The Company is currently evaluating the effect the amendments and transition alternatives will have on its Condensed Consolidated Financial Statements.

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net revenue	$128,584	$408,101
Operating income from continuing operations	$15,778	$50,606
Loss from continuing operations, net of tax	$(10,836)	$(18,474)
Basic loss per share from continuing operations	$(0.12)	$(0.20)
Diluted loss per share from continuing operations	$(0.12)	$(0.20)

Veveo Acquisition

On February 28, 2014, the Company acquired Veveo Inc. ("Veveo") for $67.6 million in cash, plus up to an additional $7.0 million in contingent consideration if certain sales and engineering goals are met. Veveo is a provider of intuitive and personalized entertainment discovery solutions. In April 2015, a portion of the contingency period concluded and $2.1 million of contingent consideration was paid as certain engineering goals were satisfied. In September 2015, the Company determined it was no longer probable that certain post-acquisition Veveo sales goals would be met and reduced the contingent consideration liability by $0.9 million which was recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At December 31, 2014, the contingent consideration was included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets at its estimated fair value of $3.0 million.

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

(3) Discontinued Operations and Assets Held for Sale

DivX and MainConcept

During the fourth quarter of 2013, the Company determined it would pursue selling its DivX and MainConcept businesses. DivX and MainConcept were providers of high-quality video compression-decompression software and a software library that enabled the distribution of content across the internet and through recordable media, in either physical or streamed forms. On March 31, 2014, the Company sold its DivX and MainConcept businesses for $52.5 million in cash, plus up to $22.5 million in additional payments based on the achievement of certain revenue milestones over the three years following the acquisition. The first revenue milestone was measured on March 31, 2015, and no additional payment was received. The results of operations and cash flows of the DivX and MainConcept businesses have been presented in discontinued operations for all periods presented.

Nowtilus

In March 2014, the Company sold its Nowtilus business. Nowtilus was a provider of video-on-demand solutions in Germany. The results of operations and cash flows of the Nowtilus business have been presented in discontinued operations for all periods presented.

Results of Discontinued Operations

The results of discontinued operations consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
DivX and MainConcept	$—	$—	$—	$14,952
Nowtilus	—	—	—	100
Income (loss) from operations before tax:
DivX and MainConcept	—	—	—	1,873
Nowtilus	—	—	—	(562)
Loss on disposal before tax	—	(471)	—	(55,119)
Income tax benefit (expense)	—	54	—	(2,483)
Loss from discontinued operations, net of tax	$—	$(417)	$—	$(56,291)

(4) Investments
The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$19,923	$—	$—	$19,923
Cash equivalents - Money market funds	45,254	—	—	45,254
Cash and cash equivalents	$65,177	$—	$—	$65,177

Auction rate securities	$10,800	$—	$(324)	$10,476
Corporate debt securities	76,752	18	(98)	76,672
Foreign government obligations	11,954	1	(16)	11,939
U.S. Treasuries / Agencies	125,208	70	(51)	125,227
Marketable securities	$224,714	$89	$(489)	$224,314
Total cash, cash equivalents and marketable securities				$289,491

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$63,622	$—	$—	$63,622
Cash equivalents - Money market funds	90,946	—	—	90,946
Cash and cash equivalents	$154,568	$—	$—	$154,568

Auction rate securities	$10,800	$—	$(162)	$10,638
Corporate debt securities	98,379	13	(116)	98,276
Foreign government obligations	10,551	—	(4)	10,547
U.S. Treasuries / Agencies	195,077	37	(123)	194,991
Marketable securities	$314,807	$50	$(405)	$314,452
Total cash, cash equivalents and marketable securities				$469,020

The Company has designated its marketable securities as available-for-sale.
Fair value is estimated, and realized gains and losses are calculated, based on the specific identification method.
The Company attributes the unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities at September 30, 2015 are comprised solely of AAA-rated investments in federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.
As of September 30, 2015, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$82,598	$82,608
Due in 1-2 years	129,728	129,658
Due in more than 2 years	12,388	12,048
Total	$224,714	$224,314

(5) Fair Value Measurements
Fair Value Hierarchy
The Company uses valuation techniques that are based on observable and unobservable inputs to measure fair value. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. Fair value measurements are classified in a hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:
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
Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	September 30, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$45,254	$45,254	$—	$—
Short-term marketable securities
Corporate debt securities	33,938	—	33,938	—
Foreign government obligations	1,009	—	1,009	—
U.S. Treasuries / Agencies	47,661	—	47,661	—
Long-term marketable securities
Auction rate securities	10,476	—	—	10,476
Corporate debt securities	42,734	—	42,734	—
Foreign government obligations	10,930	—	10,930	—
U.S. Treasuries / Agencies	77,566	—	77,566	—
Total Assets	$269,568	$45,254	$213,838	$10,476
Liabilities
Accounts payable and accrued expenses
Interest rate swaps	(869)	—	(869)	—
Other long-term liabilities
Interest rate swaps	(29,974)	—	(29,974)	—
Total Liabilities	$(30,843)	$—	$(30,843)	$—

	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$90,946	$90,946	$—	$—
Short-term marketable securities
Corporate debt securities	73,499	—	73,499	—
Foreign government obligations	9,534	—	9,534	—
U.S. Treasuries / Agencies	100,041	—	100,041	—
Long-term marketable securities
Auction rate securities	10,638	—	—	10,638
Corporate debt securities	24,777	—	24,777	—
Foreign government obligations	1,013	—	1,013	—
U.S. Treasuries / Agencies	94,950	—	94,950	—
Total Assets	$405,398	$90,946	$303,814	$10,638
Liabilities
Accounts payable and accrued expenses
IntegralReach contingent consideration	$(3,000)	$—	$—	$(3,000)
Veveo contingent consideration	(3,000)	—	—	(3,000)
Other long-term liabilities
Interest rate swaps (1)	(16,788)	—	(16,788)	—
Total Liabilities	$(22,788)	$—	$(16,788)	$(6,000)

(1)
As of December 31, 2014, the fair value of interest rate swaps in an asset position was $5.8 million and in a liability position was $22.6 million. These amounts have been recorded on a net basis in the Condensed Consolidated Balance Sheets.

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three and nine months ended September 30, 2015 and 2014, there were no transfers between levels of the fair value hierarchy.
Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Auction rate securities	Veveo contingent consideration	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration
Balance at beginning of period	$10,584	$(860)	$15,145	$(3,000)	$(5,700)
Gain included in earnings	—	860	—	—	—
Unrealized loss included in accumulated other comprehensive loss	(108)	—	(66)	—	—
Balance at end of period	$10,476	$—	$15,079	$(3,000)	$(5,700)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration	Auction rate securities	IntegralReach contingent consideration	Veveo contingent consideration
Balance at beginning of period	$10,638	$(3,000)	$(3,000)	$14,903	$(3,000)	$—
Purchases	—	—	—	—	—	(5,700)
Settlements	—	3,000	2,140	—	—	—
Gain included in earnings	—	—	860	—	—	—
Unrealized (loss) gain included in accumulated other comprehensive loss	(162)	—	—	176	—	—
Balance at end of period	$10,476	$—	$—	$15,079	$(3,000)	$(5,700)
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
The fair value of interest rate swaps is estimated using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated inputs, including forward interest rate curves and implied volatilities. The fair value of an interest rate swap is estimated by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments that reflect the nonperformance risk of the Company and the respective counterparty. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company has considered the impact of its master netting agreements.
The fair value of contingent consideration related to acquisitions is estimated utilizing a probability-weighted discounted cash flow analysis based on the terms of the underlying purchase agreement. The significant unobservable inputs used in calculating the fair value of the contingent consideration include financial performance scenarios, the probability of achieving those scenarios and the discount rate.

Other Fair Value Disclosures
The carrying amount and fair value of debt issued by the Company were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$287,854	$266,944	$—	$—
Term Loan Facility A	—	—	124,580	120,000
Term Loan Facility B	688,326	675,697	693,227	679,958
2040 Convertible Notes	—	—	289,125	291,354
Total	$976,180	$942,641	$1,106,932	$1,091,312

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

(6) Goodwill and Intangible Assets, Net

Goodwill allocated to the reportable segments as of September 30, 2015 and changes in the carrying amount of goodwill during the nine months ended September 30, 2015 were as follows (in thousands):

	Balance at Beginning of Period	Foreign Currency Translation	Balance at End of Period
Intellectual Property Licensing	$1,184,500	$—	$1,184,500
Product	159,152	54	159,206
Total	$1,343,652	$54	$1,343,706

Goodwill is evaluated for potential impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is evaluated annually for potential impairment at the reporting unit level as of the beginning of the fourth quarter.

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative two-step impairment test is performed. In the first step of the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. The fair value of the Intellectual Property Licensing reporting unit is estimated using an income approach and the fair value of the Product reporting unit is estimated by weighting the fair values derived from an income approach and a market approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flow and considers estimated revenue growth rates, future operating margins and risk-adjusted discount rates. Under the market approach, fair value is estimated based on market multiples of revenue or earnings derived from comparable publicly-traded companies. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired and no further testing is performed.

If the fair value of the reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

During the three months ended September 30, 2015, the extent and duration of the decline in our stock price, among other factors, indicated that it was more-likely-than-not that the fair value of our reporting units was less than their carrying amount and, as a result, a quantitative interim goodwill impairment test was performed. The results of the quantitative interim goodwill impairment test indicated that the estimated fair value for each reporting unit exceeded its carrying amount and, accordingly, no impairment charges were recognized.

Intangible assets consist of the following (in thousands):

	September 30, 2015
	Gross	Accumulated Amortization	Net
Developed technology and patents	$875,187	$(495,084)	$380,103
Existing contracts and customer relationships	47,524	(35,712)	11,812
Content databases and other	58,912	(45,010)	13,902
Trademarks / Tradenames	8,300	(8,300)	—
Total	$989,923	$(584,106)	$405,817

	December 31, 2014
	Gross	Accumulated Amortization	Net
Developed technology and patents	$875,187	$(443,986)	$431,201
Existing contracts and customer relationships	47,524	(32,010)	15,514
Content databases and other	58,638	(42,005)	16,633
Trademarks / Tradenames	8,300	(8,300)	—
Total	$989,649	$(526,301)	$463,348
As of September 30, 2015, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2015	$19,190
2016	75,325
2017	73,131
2018	69,722
2019	67,895
Thereafter	100,554
Total	$405,817

(7) Restructuring and Asset Impairment Charges

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 the Company conducted a review of its remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, the Company took cost reduction actions that resulted in restructuring and asset impairment charges. Amounts recorded in 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Components of the restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Present value of future minimum lease payments for abandoned office space	$435	$95	$1,934	$1,492
Severance	(217)	2,627	(177)	5,574
Asset impairment	—	—	—	1,115
Contract termination	—	—	—	223
Restructuring and asset impairment charges	$218	$2,722	$1,757	$8,404

As of September 30, 2015, $2.1 million in future minimum lease payments for abandoned office space and $0.4 million of severance remains accrued.

(8) Debt and Interest Rate Swaps

Details of the Company's financing arrangements were as follows (dollars in thousands):

				September 30, 2015		December 31, 2014
	Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$287,854	$—	$—
Term Loan Facility A	Variable	July 2, 2014	July 2, 2019	—	—	125,000	124,580
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	691,250	688,326	696,500	693,227
2040 Convertible Notes	2.625%	March 17, 2010	February 15, 2040	—	—	290,990	289,125
Total Long-term debt				$1,036,250	976,180	$1,112,490	1,106,932
Less: Current portion of long-term debt					7,000		302,375
Long-term debt, less current portion					$969,180		$804,557

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

	September 30, 2015	December 31, 2014
Liability Component
Principal outstanding	$345,000	$—
Less: Unamortized debt discount	57,146	—
Carrying amount	$287,854	$—

Equity Component	$63,854	$—

Components of interest expense related to the 2020 Convertible Notes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest	$417	$—	$992	$—
Amortization of debt discount	2,897	—	6,708	—
Total interest expense	$3,314	$—	$7,700	$—

The Company incurred $9.3 million in transaction costs related to the issuance of the 2020 Convertible Notes which were allocated to liability and equity components based on the relative amounts calculated for the 2020 Convertible Notes at the date of issuance. Transaction costs of $7.6 million attributable to the liability component were recorded in Other long-term assets in the Condensed Consolidated Balance Sheets and are being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. Transaction costs of $1.7 million attributable to the equity component were recorded as a component of Additional paid-in capital in the Condensed Consolidated Balance Sheets.

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

Senior Secured Credit Facility

On July 2, 2014, the Company, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provided for a (i) five-year $125.0 million term loan A facility (“Term Loan Facility A”), (ii) seven-year $700.0 million term loan B facility (“Term Loan Facility B” and together with Term Loan Facility A, the “Term Loan Facility”) and (iii) five-year $175.0 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). Loans under Term Loan Facility A bore interest, at the Company's option, at a rate equal to either the London Interbank Offering Rate ("LIBOR"), plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under Term Loan Facility B bear interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum. Loans under the Revolving Facility bore interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based upon the Company's total secured leverage ratio (as defined in the Credit Agreement).

In June 2015 and September 2015, the Company made voluntary principal prepayments of $50.0 million and $75.0 million, respectively, on Term Loan Facility A. The September 2015 voluntary principal prepayment extinguished Term Loan Facility A. As of September 30, 2015, no amounts related to Term Loan Facility A remain outstanding.

In February 2015, $100.0 million was borrowed against the Revolving Facility, in part, to extinguish a portion of the 2040 Convertible Notes. In March 2015, using a portion of the proceeds from the 2020 Convertible Notes issuance, all outstanding borrowings under the Revolving Facility were repaid. In September 2015, the Revolving Facility was terminated at the Company's election.

The voluntary principal prepayments on Term Loan Facility A and the termination of the Revolving Facility resulted in a Loss on debt extinguishment of $2.7 million for the three and nine months ended September 30, 2015 related to the unamortized debt discount and unamortized debt issuance costs.

The July 2014 issuance of the Senior Secured Credit Facility and the subsequent repayment of a previous credit facility were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in the previous credit facility that elected not to participate in the Senior Secured Credit Facility were extinguished and a $5.2 million Loss on debt extinguishment was recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 related to unamortized debt issuance costs and unamortized debt discount.

Creditors in the previous credit facility that elected to participate in the Senior Secured Credit Facility and the present value of future cash flows were not substantially different, were accounted for as a debt modification with $1.0 million and $1.7 million of unamortized debt issuance costs related to the previous credit facility to be amortized to Term Loan Facility A and Term Loan Facility B interest expense, respectively, using the effective interest method. Additionally, debt issuance costs of $3.8 million related to the issuance of the Senior Secured Credit Facility to creditors from the previous credit facility were recognized as a Loss on debt modification in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. Term Loan Facility A and the Revolving Facility contained financial covenants that required the Company to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Term Loan Facility B does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. The Company may be required to make an additional payment on the Term Loan Facility each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No additional payment was required in February 2015.

Convertible Senior Notes Due 2040

The Company issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par (the “2040 Convertible Notes”) pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015,

holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, the Company redeemed the remaining $3.6 million of outstanding principal. In connection with these transactions, $0.1 million was recorded as Loss on debt extinguishment in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015. As of September 30, 2015, no amounts related to the 2040 Convertible Notes remain outstanding.

In accounting for the 2040 Convertible Notes, the Company separately accounted for the liability and equity components to reflect its non-convertible borrowing rate of 7.75% at the time the instrument was issued. The debt discount was amortized through February 2015, which was first date the 2040 Convertible Notes could be called by the Company or put to the Company by the holders.

Related to the 2040 Convertible Notes, the Condensed Consolidated Balance Sheets include the following (in thousands):

	September 30, 2015	December 31, 2014
Principal outstanding	$—	$290,990
Less: Unamortized debt discount	—	1,865
Carrying amount	$—	$289,125

Components of interest expense related to the 2040 Convertible Notes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest	$—	$1,910	$1,114	$5,729
Amortization of debt discount	—	3,521	1,865	10,365
Total interest expense	$—	$5,431	$2,979	$16,094

Debt Maturities

As of September 30, 2015, aggregate future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2015	$1,750
2016	7,000
2017	7,000
2018	7,000
2019 (1)	352,000
Thereafter	661,500
Total	$1,036,250

(1)
Aggregate future principal payments on the 2020 Convertible Notes have been included based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as Loss on interest rate swaps in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2015 and 2014, the Company recorded losses of $11.8 million and $0.2 million, respectively, on its interest rate swaps. During the nine months ended September 30, 2015 and 2014, the Company recorded losses of $17.1 million and $7.6 million, respectively, on its interest rate swaps.

In connection with the repayment of the Company's previous credit facility during the third quarter of 2014, $7.6 million was paid to terminate interest rate swaps with a notional of $300.0 million.

Details of the Company's interest rate swaps as of September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	September 30, 2015	December 31, 2014	Interest Rate Paid	Interest Rate Received
2040 Convertible Notes
March 2010	March 2010	February 2015	$—	$460,000	(1)	2.625%
November 2010	August 2010	February 2015	—	460,000	(2)	(3)
Senior Secured Credit Facility
May 2012	January 2014	January 2016	197,000	197,000	(4)	One month USD-LIBOR
May 2012	April 2014	March 2017	215,000	215,000	(5)	One month USD-LIBOR
June 2013	January 2016	March 2019	250,000	250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	125,000	125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	200,000	200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a weighted average of six month USD-LIBOR minus 0.342%, set in arrears.

(2)
The Company paid a fixed interest rate which gradually increased from 0.203% for the six-month settlement period ended in February 2011 to 2.619% for the six-month settlement period ended February 2015.

(3)	The Company received a weighted average of six month USD-LIBOR minus 0.342%, set in arrears.

(4)	The Company pays a fixed interest rate which gradually increases from 0.58% for the three-month settlement period ended in June 2014 to 1.65% for the settlement period ending in January 2016.

(5)	The Company pays a fixed interest rate which gradually increases from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ending in March 2017.

(9) Commitments and Contingencies

Lease Commitments
The Company leases facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2025. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.
Future minimum payments for operating leases as of September 30, 2015 were as follows (in thousands):

Remainder of 2015	$5,493
2016	17,842
2017	13,286
2018	11,863
2019	10,023
Thereafter	42,963
Gross future minimum lease payments	$101,470
Less: Sublease revenues	(7,609)
Net future minimum lease payments	$93,861

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services. In some cases, the Company may receive tenders of defense and indemnity arising out of products, intellectual property services and / or technologies that are no longer provided by the Company due to having divested certain assets, but which were previously licensed or provided by the Company. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, some license agreements, including those with the Company's largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect its financial position, results of operations or cash flows in a given period or the maximum potential impact of these indemnification provisions on its financial position, results of operations or cash flows.

Legal Proceedings

The Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company accrues a liability for matters in which losses are considered probable and the amount of loss can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position, results of operations or cash flows. As of September 30, 2015, the Company does not believe any litigation matters, individually or in the aggregate, will have a material adverse effect on its Condensed Consolidated Financial Statements.

(10) Stockholders' Equity

Changes in Stockholders' Equity

Stockholders’ equity as of September 30, 2015 and 2014 and changes in stockholders’ equity during the three months ended September 30, 2015 and 2014 were as follows (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2015	130,756	$131	(43,898)	$(1,113,386)	$2,397,069	$(5,871)	$(227,291)	$1,050,652
Net loss							(18,458)	(18,458)
Other comprehensive income						268		268
Issuance of common stock upon exercise of options	13	—			184			184
Issuance of common stock under employee stock purchase plan	291	—			2,716			2,716
Cancellation of restricted stock, net	(22)	—			—			—
Equity-based compensation					8,328			8,328
Excess tax benefit associated with stock plans					15			15
Stock repurchases			(4,492)	(50,000)				(50,000)
Balances as of September 30, 2015	131,038	$131	(48,390)	$(1,163,386)	$2,408,312	$(5,603)	$(245,749)	$993,705

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2014	130,407	$130	(35,570)	$(939,833)	$2,313,770	$(3,307)	$(202,320)	$1,168,440
Net loss							(7,032)	(7,032)
Other comprehensive loss						(872)		(872)
Issuance of common stock upon exercise of options	44	—			757			757
Issuance of common stock under employee stock purchase plan	350	—			4,387			4,387
Cancellation of restricted stock, net	(83)	1			(1)			—
Equity-based compensation					9,658			9,658
Excess tax benefit associated with stock plans					37			37
Balances as of September 30, 2014	130,718	$131	(35,570)	$(939,833)	$2,328,608	$(4,179)	$(209,352)	$1,175,375

Stockholders’ equity as of September 30, 2015 and 2014 and changes in stockholders’ equity during the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2014	130,627	$131	(38,898)	$(1,013,218)	$2,339,817	$(5,307)	$(215,159)	$1,106,264
Net loss							(30,590)	(30,590)
Other comprehensive loss						(296)		(296)
Issuance of common stock upon exercise of options	85	—			1,478			1,478
Issuance of common stock under employee stock purchase plan	543	—			7,289			7,289
Cancellation of restricted stock, net	(217)	—			—			—
Equity-based compensation					31,044			31,044
Excess tax benefit associated with stock plans					66			66
Equity component related to issuance of 2020 Convertible Notes					63,854			63,854
Equity component related to 2020 Convertible Notes issuance costs					(1,737)			(1,737)
Issuance of warrants related to 2020 Convertible Notes					31,326			31,326
Purchase of call options related to 2020 Convertible Notes					(64,825)			(64,825)
Stock repurchases			(9,492)	(150,168)				(150,168)
Balances as of September 30, 2015	131,038	$131	(48,390)	$(1,163,386)	$2,408,312	$(5,603)	$(245,749)	$993,705

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2013	128,351	$128	(30,570)	$(816,694)	$2,279,196	$(3,999)	$(145,415)	$1,313,216
Net loss							(63,937)	(63,937)
Other comprehensive loss						(180)		(180)
Issuance of common stock upon exercise of options	259	1			4,207			4,208
Issuance of common stock under employee stock purchase plan	1,043	1			12,573			12,574
Issuance of restricted stock, net	1,065	1			(1)			—
Equity-based compensation					32,506			32,506
Excess tax benefit associated with stock plans					127			127
Stock repurchases			(5,000)	(123,139)				(123,139)
Balances as of September 30, 2014	130,718	$131	(35,570)	$(939,833)	$2,328,608	$(4,179)	$(209,352)	$1,175,375

(Loss) Earnings Per Share

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

The following is a reconciliation between the number of shares used to calculate Basic EPS and Diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares used to calculate Basic EPS	82,404	91,468	85,297	91,975
Dilutive effect of equity-based compensation awards	—	—	—	—
Weighted average shares used to calculate Diluted EPS	82,404	91,468	85,297	91,975

Weighted average potential shares excluded from the computation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	4,124	4,436	4,236	4,589
Restricted stock and restricted stock units	2,832	2,985	2,887	3,119
2020 Convertible Notes (1)	11,936	—	9,181	—
2040 Convertible Notes (1)	—	6,144	1,162	6,144
Weighted average potential shares excluded from the calculation of Diluted EPS	18,892	13,565	17,466	13,852

(1)	See Note 8 for additional details.

For the three months ended September 30, 2015 and 2014, the Company excluded 0.9 million and 0.9 million and for the nine months ended September 30, 2015 and 2014, the Company excluded 0.9 million and 0.8 million weighted average shares of performance-based restricted stock and restricted stock units from the computation of Diluted EPS, respectively, as the performance metric had yet to be achieved or their inclusion would be anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method when the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes will have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.9044 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $10.49 per share on September 30, 2015, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

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

Share Repurchase Program

During the three months ended September 30, 2015, the Company repurchased 4.5 million shares of its common stock for $50.0 million. During the three months ended September 30, 2014, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2015 and 2014, the Company repurchased 9.5 million shares and 5.0 million shares of its common stock for $150.2 million and $123.1 million, respectively.

On April 29, 2015, the Board of Directors authorized the repurchase of up to $125.0 million of the Company's common stock. The April 2015 authorization included amounts which were outstanding under previously authorized stock repurchase programs. As of September 30, 2015, the Company had $50.5 million of stock repurchase authorization remaining.

(11) Equity-based Compensation

Stock Option Plan

The Company grants equity-based compensation awards from its 2008 Equity Incentive Plan (the “2008 Plan”). As of September 30, 2015, the Company had 23.4 million shares reserved and 7.6 million shares available for issuance under the 2008 Plan. The 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Stock options generally have vesting periods of four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly thereafter. Stock options generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock are generally subject to a four year graded vesting period.

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

As of September 30, 2015, 2.0 million shares of restricted stock were outstanding and unvested, which includes 0.6 million performance-based restricted stock. As of September 30, 2015, 1.7 million restricted stock units were outstanding and unvested, which includes 0.3 million performance-based restricted stock units.

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

As of September 30, 2015, the Company had 1.9 million shares of common stock reserved and available for issuance under the ESPP.

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

Assumptions used to estimate the fair value of equity-based compensation awards were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options:
Expected volatility	N/A	44%	45%	47%
Expected term	N/A	4.0 years	4.0 years	4.0 years
Risk-free interest rate	N/A	1.2%	1.3%	1.1%
Expected dividend yield	N/A	0%	0%	0%
ESPP shares:
Expected volatility	56%	34%	53%	35%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.4%	0.3%	0.4%	0.3%
Expected dividend yield	0%	0%	0%	0%
Restricted stock units subject to market conditions:
Expected volatility	N/A	N/A	41%	N/A
Expected term	N/A	N/A	3.0 years	N/A
Risk-free interest rate	N/A	N/A	1.0%	N/A
Expected dividend yield	N/A	N/A	0%	N/A

Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. When historical data is available and relevant, the expected term of the award is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, the Company uses an average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the award at the grant date. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The number of awards expected to be forfeited during the requisite service period is estimated at the time of grant using historical data to estimate pre-vesting forfeitures and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to be forfeited is recorded as a cumulative adjustment in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	N/A	$8.39	$9.05	$8.88
ESPP shares	$5.12	$6.53	$5.33	$6.54
Restricted stock and restricted stock units	$13.13	$24.42	$22.27	$24.54

Pre-tax equity-based compensation	$8,328	$9,658	$31,044	$31,818

As of September 30, 2015, there was $61.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.5 years.

The total intrinsic value of stock options exercised during the three months ended September 30, 2015 and 2014 was $0.0 million and $0.3 million, respectively. The total intrinsic value of stock options exercised during the nine months ended

September 30, 2015 and 2014 was $0.4 million and $1.9 million, respectively. Intrinsic value is calculated as the difference between the market value of the shares at the time of exercise and the exercise price of the stock option.

(12) Income Taxes

Due to the fact that the Company has a significant net operating loss carryforward and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of income tax expense.

Components of Income tax expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign withholding tax	$4,080	$2,637	$10,737	$12,371
Reserves for uncertain tax positions	(727)	(397)	(745)	2,758
Change in net deferred tax liabilities	(65)	179	3,568	(2,764)
State income tax	(229)	91	(2,411)	319
Foreign income tax	649	948	1,775	974
Income tax expense	$3,708	$3,458	$12,924	$13,658

State income tax for the nine months ended September 30, 2015 includes a benefit of $4.0 million from an audit settlement with the California tax authorities related to the Company's 2008 state tax return.

Included in the change in net deferred tax liabilities for the nine months ended September 30, 2014 is a benefit of $1.9 million related to net operating losses and a benefit of $1.2 million due to the Veveo acquisition. The Veveo acquisition resulted in a net deferred tax liability related to finite-lived intangible assets. These net deferred tax liabilities are considered a source of future taxable income which allowed the Company to reduce its pre-acquisition deferred tax asset valuation allowance.

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

Segment results are derived from the Company's internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used by the consolidated company. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profitability reviewed by the CODM. In addition, certain costs are not allocated to the segments as they are considered Corporate costs. Corporate costs primarily include general and administrative costs such as corporate management, finance, legal and human resources. The CODM uses an Adjusted EBITDA (as defined below) measure to evaluate the performance of, and allocate resources to, the segments. Segment balance sheets are not used by the CODM to allocate resources or assess performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Intellectual Property Licensing
Revenues	$57,520	$67,874	$192,271	$213,484
Adjusted Operating Expenses (1)	15,515	11,768	47,535	46,740
Adjusted EBITDA (2)	42,005	56,106	144,736	166,744
Product
Revenues	57,362	60,708	184,456	194,610
Adjusted Operating Expenses (1)	45,811	46,878	146,959	146,857
Adjusted EBITDA (2)	11,551	13,830	37,497	47,753
Corporate:
Adjusted Operating Expenses (1)	11,907	12,075	38,472	38,555
Adjusted EBITDA (2)	(11,907)	(12,075)	(38,472)	(38,555)
Consolidated:
Revenues	114,882	128,582	376,727	408,094
Adjusted Operating Expenses (1)	73,233	70,721	232,966	232,152
Adjusted EBITDA (2)	41,649	57,861	143,761	175,942
Depreciation	4,280	4,256	13,098	13,207
Amortization of intangible assets	19,189	20,158	57,789	58,178
Restructuring and asset impairment charges	218	2,722	1,757	8,404
Equity-based compensation	8,328	9,658	31,044	31,818
Reduction of contingent consideration liability	(860)	—	(860)	—
Contested proxy election costs	—	—	4,346	—
Transaction, transition and integration expenses	—	1,099	—	2,938
Operating income from continuing operations	10,494	19,968	36,587	61,397
Interest expense	(11,348)	(13,962)	(35,421)	(40,721)
Interest income and other, net	586	—	1,089	1,835
Loss on interest rate swaps	(11,787)	(229)	(17,106)	(7,565)
Loss on debt extinguishment	(2,695)	(5,159)	(2,815)	(5,159)
Loss on debt modification	—	(3,775)	—	(3,775)
(Loss) income from continuing operations before income taxes	$(14,750)	$(3,157)	$(17,666)	$6,012

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

In some cases, these forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see Item 1A. – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

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

Revenue for the three months ended September 30, 2015 decreased by 11% compared to the prior year period as a result of a decline in revenue in our Intellectual Property Licensing segment and to a lesser degree, a decline in revenue in our Product segment. For the three months ended September 30, 2015, 27% of revenue was from our contracts with Comcast Corporation ("Comcast"), AT&T Inc. / DIRECTV and Time Warner Cable Inc. ("Time Warner"). In September 2015, the Company's contract with Time Warner was extended from September 2015 to March 2016. Our contracts with DIRECTV and Comcast expire in December 2015 and March 2016, respectively.

For the three months ended September 30, 2015, our loss from continuing operations was $18.5 million, or $0.22 of diluted loss per share, compared to a loss from continuing operations of $6.6 million, or $0.07 of diluted loss per share, in the prior year period, respectively. The increased loss from continuing operations primarily resulted from lower revenue and an increase in the loss on our interest rate swap portfolio, partially offset by lower costs to restructure and service our debt portfolio and our operations, as well as the realization of savings from past restructuring actions.

During the three months ended September 30, 2015, we:

•	generated $35.3 million in operating cash flow from continuing operations,

•	extinguished our Term Loan Facility A due in 2019 by making a $75.0 million voluntary principal prepayment,

•	terminated our $175.0 million revolving credit facility due in 2019, and

•	repurchased 4.5 million shares of our common stock for $50.0 million.

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

The consolidated results of operations for the three and nine months ended September 30, 2015 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Change $	Change %
Revenues	$114,882	$128,582	$(13,700)	(11)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	24,608	23,437	1,171	5%
Research and development	23,945	25,369	(1,424)	(6)%
Selling, general and administrative	32,148	33,172	(1,024)	(3)%
Depreciation	4,280	4,256	24	1%
Amortization of intangible assets	19,189	20,158	(969)	(5)%
Restructuring and asset impairment charges	218	2,722	(2,504)	(92)%
Gain on sale patents	—	(500)	500	(100)%
Total costs and expenses	104,388	108,614	(4,226)	(4)%
Operating income from continuing operations	10,494	19,968	(9,474)	(47)%
Interest expense	(11,348)	(13,962)	2,614	(19)%
Interest income and other, net	586	—	586	N/A
Loss on interest rate swaps	(11,787)	(229)	(11,558)	5,047%
Loss on debt extinguishment	(2,695)	(5,159)	2,464	(48)%
Loss on debt modification	—	(3,775)	3,775	(100)%
Loss from continuing operations before income taxes	(14,750)	(3,157)	(11,593)	367%
Income tax expense	3,708	3,458	250	7%
Loss from continuing operations, net of tax	(18,458)	(6,615)	(11,843)	179%
Loss from discontinued operations, net of tax	—	(417)	417	(100)%
Net loss	$(18,458)	$(7,032)	$(11,426)	162%

	Nine Months Ended September 30,
	2015	2014	Change $	Change %
Revenues	$376,727	$408,094	$(31,367)	(8)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	78,407	81,973	(3,566)	(4)%
Research and development	79,087	79,859	(772)	(1)%
Selling, general and administrative	110,002	105,576	4,426	4%
Depreciation	13,098	13,207	(109)	(1)%
Amortization of intangible assets	57,789	58,178	(389)	(1)%
Restructuring and asset impairment charges	1,757	8,404	(6,647)	(79)%
Gain on sale of patents	—	(500)	500	(100)%
Total costs and expenses	340,140	346,697	(6,557)	(2)%
Operating income from continuing operations	36,587	61,397	(24,810)	(40)%
Interest expense	(35,421)	(40,721)	5,300	(13)%
Interest income and other, net	1,089	1,835	(746)	(41)%
Loss on interest rate swaps	(17,106)	(7,565)	(9,541)	126%
Loss on debt extinguishment	(2,815)	(5,159)	2,344	(45)%
Loss on debt modification	—	(3,775)	3,775	(100)%
(Loss) income from continuing operations before income taxes	(17,666)	6,012	(23,678)	(394)%
Income tax expense	12,924	13,658	(734)	(5)%
Loss from continuing operations, net of tax	(30,590)	(7,646)	(22,944)	300%
Loss from discontinued operations, net of tax	—	(56,291)	56,291	(100)%
Net loss	$(30,590)	$(63,937)	$33,347	(52)%

Revenues

For the three months ended September 30, 2015, revenue decreased 11% compared to the prior year as a result of a $10.4 million decrease in revenue in our Intellectual Property Licensing segment and a $3.3 million decrease in revenue in our Product segment. For the nine months ended September 30, 2015, revenue decreased 8% compared to the prior year as a result of a $21.2 million decrease in revenue in our Intellectual Property Licensing segment and a $10.2 million decrease in revenue in our Product segment. For additional details on the changes in revenue, see the discussion of our segment results.

Cost of revenues, excluding amortization of intangible assets

Cost of revenues consist primarily of service costs, employee-related costs, patent prosecution, maintenance and litigation costs, and an allocation of overhead and facilities costs. For the three months ended September 30, 2015, cost of revenues increased from the prior year primarily due to a $2.3 million increase in patent litigation costs which were partially offset by a $1.1 million decrease in employee-related costs. For the nine months ended September 30, 2015, cost of revenues decreased from the prior year primarily due to a $3.6 million decrease in patent litigation costs, a $0.9 million decrease in employee-related costs and benefits from past restructuring actions which were partially offset by increased investments in our analytics operations.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs. For the three months ended September 30, 2015, research and development expenses decreased from the prior year primarily due to a decrease in the costs of our Metadata operations resulting from cost saving initiatives. For the nine months ended September 30, 2015, research and development expenses decreased compared to the prior year as decreases in spending on our Metadata operations and legacy products were substantially offset by increased investments to support our cloud-based platforms and analytics services.

Selling, general and administrative

Selling and marketing expenses are comprised primarily of employee-related costs, travel costs, advertising costs and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee-related costs, travel costs, corporate accounting, tax and legal fees, and an allocation of overhead and facilities costs.

The decrease in selling, general and administrative expenses during the three months ended September 30, 2015 was primarily due to a decrease in employee costs and a $0.9 million reduction in the Veveo contingent consideration liability, which were partially offset by an $0.8 million reimbursement related to a previously settled case which reduced legal fees in the prior year period and higher bad debt expense.

The increase in selling, general and administrative expenses during the nine months ended September 30, 2015 was primarily due to $4.3 million of costs incurred related to the contested proxy election, higher bad debt expense and the prior year including the reimbursement of $0.8 million in legal fees related to a previously settled case, partially offset by a $0.9 million reduction in the Veveo contingent consideration liability. Reductions in employee costs due to our cost saving initiatives and lower bonus expense more than offset the increase in consulting expenses and employee costs related to the upcoming major service provider license renewals and the expansion of our patent strategy group.

Amortization of intangible assets

For the three and nine months ended September 30, 2015, amortization of intangible assets decreased from the prior year primarily due to certain intangible assets related to past acquisitions becoming fully amortized during the period which was partially offset by additional amortization related to the Veveo acquisition in February 2014 and the acquisition of a patent portfolio in July 2014.

Restructuring and asset impairment charges

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and our narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in restructuring and asset impairment charges of $2.7 million and $8.4 million during the three and nine months ended September 30, 2014, respectively. Amounts recorded during the three and nine months ended September 30, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Gain on sale of patents

During the three and nine months ended September 30, 2014, we recorded a gain of $0.5 million from a patent sale. We anticipate selling additional patents in the future as we continue to look for additional ways to monetize patents we hold that are outside our core discovery portfolio.

Interest expense

For the three and nine months ended September 30, 2015, interest expense decreased compared to the prior year primarily due to a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes.

Interest income and other, net

Interest income and other, net for the three months ended September 30, 2015 increased primarily due to a $0.4 million decrease in foreign currency losses. For the nine months ended September 30, 2015, the decrease in Interest income and other, net was primarily due to the release of a $1.2 million contingent liability in 2014 that was acquired in a prior acquisition and a decline in equity income from our joint venture in Japan, partially offset by a $0.9 million decrease in foreign currency losses.

Loss on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 8 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating interest rate loans to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally will have a gain when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally will have a loss when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment and Loss on debt modification

During the nine months ended September 30, 2015, we made voluntary principal prepayments that extinguished Term Loan Facility A, elected to terminate our Revolving Facility, and redeemed $291.0 million in principal of our 2040 Convertible Notes for cash. These actions combined to result in a Loss on debt extinguishment of $2.7 million and $2.8 million, respectively, for the three and nine months ended September 30, 2015.

The July 2014 issuance of the Senior Secured Credit Facility and the subsequent repayment of a previous credit facility were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in the previous credit facility that elected not to participate in the Senior Secured Credit Facility were extinguished and the three and nine months ended September 30, 2014 include a $5.2 million Loss on debt extinguishment related to unamortized debt issuance costs and unamortized debt discount. Additionally, debt issuance costs of $3.8 million related to the issuance of the Senior Secured Credit Facility to creditors from the previous credit facility were recognized as a Loss on debt modification in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

Income tax expense

Due to the fact that we have a significant net operating loss carryforward and we have recorded a valuation allowance against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our income tax expense.

We recorded Income tax expense for the three months ended September 30, 2015 of $3.7 million, which primarily consists of $4.1 million of foreign withholding taxes and $0.6 million of foreign income taxes that were partially offset by a $0.7 million reduction in reserves for uncertain tax positions. We recorded Income tax expense for the three months ended September 30, 2014 of $3.5 million, which primarily consists of $2.6 million of foreign withholding taxes and $0.9 million of foreign income taxes, partially offset by a $0.4 million reduction in reserves for uncertain tax positions.

We recorded Income tax expense for the nine months ended September 30, 2015 of $12.9 million, which primarily consists of $10.7 million of foreign withholding taxes, a $3.6 million change in net deferred tax liabilities and $1.8 million of foreign income taxes, which were partially offset by a $2.4 million benefit from state income taxes, which reflects the settlement of the Company's 2008 California tax return, and a $0.7 million reduction in reserves for uncertain tax positions. We recorded income tax expense for the nine months ended September 30, 2014 of $13.7 million, which primarily consists of $12.4 million of foreign withholding taxes, $2.8 million from the recognition of reserves for uncertain tax positions and $1.0 million of foreign income taxes, partially offset by a $2.8 million change in net deferred tax liabilities. Included in the change in net deferred tax liabilities was a benefit of $1.9 million related to net operating losses and a benefit of $1.2 million due to the Veveo acquisition. The Veveo acquisition resulted in a net deferred tax liability related to finite-lived intangible assets. These net deferred tax liabilities are considered a source of future taxable income which allowed us to reduce our pre-acquisition deferred tax asset valuation allowance.

Loss from discontinued operations, net of tax

The loss from discontinued operations for the nine months ended September 30, 2014 is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.

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

Intellectual Property Licensing Segment

The Intellectual Property Licensing segment's results of operations for the three and nine months ended September 30, 2015 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Change $	Change %
Service Provider	$45,890	$48,671	$(2,781)	(6)%
Consumer Electronics	11,630	19,203	(7,573)	(39)%
Intellectual Property Licensing Revenues	57,520	67,874	(10,354)	(15)%
Adjusted Operating Expenses	15,515	11,768	3,747	32%
Adjusted EBITDA	$42,005	$56,106	$(14,101)	(25)%
Adjusted EBITDA Margin	73.0%	82.7%

	Nine Months Ended September 30,
	2015	2014	Change $	Change %
Service Provider	$144,344	$148,513	$(4,169)	(3)%
Consumer Electronics	47,927	64,971	(17,044)	(26)%
Intellectual Property Licensing Revenues	192,271	213,484	(21,213)	(10)%
Adjusted Operating Expenses	47,535	46,740	795	2%
Adjusted EBITDA	$144,736	$166,744	$(22,008)	(13)%
Adjusted EBITDA Margin	75.3%	78.1%

For the three months ended September 30, 2015, Intellectual Property Licensing revenue decreased 15% compared to the prior year as revenue from Service Providers decreased 6% while revenue from Consumer Electronics ("CE") manufacturers decreased 39%. The decrease in revenue from Service Providers was primarily due to a decline in sales of set-top boxes by a customer, partially offset by an increase in the number or subscribers for which we receive a monthly patent license fee. The decrease in revenue from CE manufacturers was primarily due to a major CE manufacturer going out of license in the third quarter of 2015. We are currently engaged in productive licensing discussions with this major CE manufacturer.

For the nine months ended September 30, 2015, Intellectual Property Licensing revenue decreased 10% compared to the prior year due to a 3% decrease in revenue from Service Providers and a 26% decrease in revenue from CE manufacturers. The decrease in revenue from Service Providers was primarily due to a decline in sales of set-top boxes by a customer, partially offset by an increase in the number of subscribers for which we receive a monthly patent license fee and executing a bulk purchase of IPG licenses with a third party IPG provider of set-top boxes in the second quarter of 2015. The decrease in revenue from CE manufacturers was primarily due to two major CE manufacturers being out of license in 2015 and a decrease in revenue from catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use as compared to the prior year.

Intellectual Property Licensing segment Adjusted Operating Expenses increased 32% for the three months ended September 30, 2015, compared to the prior year primarily due to a $2.3 million increase in patent litigation costs, a $1.2 million increase in consulting and employee-related costs and a $0.5 million Gain on sale of patents that reduced Adjusted Operating Expenses in the prior year. Adjusted Operating Expenses increased 2% during the nine months ended September 30, 2015 primarily due to a $4.3 million increase in consulting and employee-related costs and a $0.5 million Gain on sale of patents that reduced Adjusted Operating Expenses in the prior year, partially offset by a $3.6 million decrease in patent litigation costs. The increase in consulting and employee-related costs for the three and nine months ended September 30, 2015 were primarily due to consulting and employee costs related to the upcoming license renewals with Time Warner, DIRECTV, Comcast and EchoStar and the expansion of the patent strategy group.

Product Segment

The Product segment's results of operations for the three and nine months ended September 30, 2015 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Change $	Change %
Service Provider	$48,117	$49,226	$(1,109)	(2)%
Consumer Electronics	5,825	5,755	70	1%
Other	3,420	5,727	(2,307)	(40)%
Product Revenues	57,362	60,708	(3,346)	(6)%
Adjusted Operating Expenses	45,811	46,878	(1,067)	(2)%
Adjusted EBITDA	$11,551	$13,830	$(2,279)	(16)%
Adjusted EBITDA Margin	20.1%	22.8%

	Nine Months Ended September 30,
	2015	2014	Change $	Change %
Service Provider	$149,440	$152,038	$(2,598)	(2)%
Consumer Electronics	16,586	17,442	(856)	(5)%
Other	18,430	25,130	(6,700)	(27)%
Product Revenues	184,456	194,610	(10,154)	(5)%
Adjusted Operating Expenses	146,959	146,857	102	—%
Adjusted EBITDA	$37,497	$47,753	$(10,256)	(21)%
Adjusted EBITDA Margin	20.3%	24.5%

For the three months ended September 30, 2015, Product segment revenues decreased 6% compared to the prior year due to a 2% decrease in revenue from Service Providers, a 1% increase in CE revenue and a 40% decrease in Other revenue. The decrease in Service Provider revenue for the three months ended September 30, 2015 was primarily the result of a decrease in IPG product revenue, partially offset by an increase in advertising revenue. The decrease in Other revenue was the result of the prior year benefiting from an agreement that allows one of our licensees to incorporate our Analog Content Protection ("ACP") technology in specified devices in perpetuity.

For the nine months ended September 30, 2015, Product segment revenues decreased 5% compared to the prior year due to a 2% decrease in revenue from Service Providers, a 5% decrease in CE revenue and a 27% decrease in Other revenue. The decrease in Service Provider revenue was primarily the result of acceptance of our Passport guide product for deployment in multiple countries with a major Latin American service provider which benefited revenue in 2014, offset in part by an increase in advertising revenues, including a $1.5 million benefit from a major Pay TV provider agreeing to report advertising sales to us at the end of each month instead of on a one month lag. Due to this change, we now recognize IPG advertising revenue related to this Pay TV provider with no lag. The decrease in CE revenue was primarily due to a decrease in the number of units shipped that incorporated our products. The decrease in Other revenue was the result of a decline in ACP revenue, including the effect of a license agreement executed in the prior year that allowed a licensee to incorporate our ACP technology in specified devices in perpetuity; however, both periods included significant perpetual license fees that are not expected to recur for the remainder of 2015 and did not recur in the rest of 2014.

For the three months ended September 30, 2015, Adjusted Operating Expenses decreased 2% compared to the prior year primarily due to a decrease in Metadata research and development costs due to cost savings initiatives. Adjusted Operating Expenses increased slightly during the nine months ended September 30, 2015 compared to the prior year as increased investments to support our cloud-based platforms and analytics services were offset by a decrease in spending on Metadata and legacy product research and development due to cost saving initiatives.

Corporate

Corporate costs for the three and nine months ended September 30, 2015 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Change $	Change %
Adjusted Operating Expenses	$11,907	$12,075	(168)	(1)%

	Nine Months Ended September 30,
	2015	2014	Change $	Change %
Adjusted Operating Expenses	$38,472	$38,555	(83)	—%

For the three and nine months ended September 30, 2015, Corporate Adjusted Operating Expenses decreased primarily due to a decrease in employee-related costs, partially offset by an $0.8 million reimbursement of legal fees in 2014 related to a previously settled case.

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

As of September 30, 2015, we had $65.2 million in cash and cash equivalents, $82.6 million in short-term marketable securities and $141.7 million in long-term marketable securities. Of these amounts, $204.7 million was held by our foreign subsidiaries. Due to our net operating loss carryforwards, we could repatriate amounts held outside the U.S. to the U.S. with a minimal tax impact.

Sources and Uses of Cash

Cash flows compared to the prior year were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change $	Change %
Continuing Operations:
Net cash provided by operating activities	$101,038	$150,622	$(49,584)	(33)%
Net cash provided by investing activities	74,962	73,847	1,115	2%
Net cash used in financing activities	(264,875)	(210,110)	(54,765)	26%
Net cash used in discontinued operations	(199)	(5,300)	5,101	(96)%
Effect of exchange rate changes on cash and cash equivalents	(317)	53	(370)	(698)%
Net (decrease) increase in cash and cash equivalents	$(89,391)	$9,112	$(98,503)	(1,081)%

Net cash provided by operating activities for the nine months ended September 30, 2015 decreased $49.6 million primarily due to the receipt of a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013, a decrease in income from continuing operations, lower revenue resulting in lower collections on accounts receivable in 2015 and the collection of certain large receivable balances in 2014 related to deals signed at the end of 2013, partially offset by lower payments for Accounts payable and accrued expenses and other long-term liabilities as a result of lower bonus and interest payments and the settlement of an interest rate swap in 2014. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

Net cash provided by investing activities for the nine months ended September 30, 2015 increased $1.1 million due to a decrease in the net use of cash associated with acquisitions and divestitures compared to the prior period, which was partially offset by a decrease in net proceeds from net sales and maturities of marketable securities of $38.5 million. The nine months ended September 30, 2015 includes the payment of $5.1 million in continent consideration related to previous acquisitions compared to payments in 2014 of $60.7 million for the Veveo acquisition and $28.0 million for the purchase of a patent portfolio, offset by the receipt of $50.3 million from the 2014 sale of DivX and MainConcept. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $19 million and $22 million for the full year 2015.

Net cash used in financing activities for the nine months ended September 30, 2015 included $291.0 million of principal payments on our 2040 Convertible Notes and the issuance of $345.0 million of principal of 2020 Convertible Notes. Using the proceeds from the 2020 Convertible Notes issuance, we repaid $100.0 million which had been borrowed against our Revolving Facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes. In connection with issuing the 2020 Convertible Notes, we purchased a call option to manage the potential dilution to earnings per share from conversion of the 2020 Convertible Notes and sold a warrant for a net cash payment of $33.5 million. During the nine months ended September 30, 2015, we made aggregate voluntary principal prepayments of $125.0 million to extinguish our Term Loan Facility A. In addition, we used $154.5 million to repurchase shares of our common stock and received $8.8 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the nine months ended September 30, 2014, we made $915.8 million in debt principal payments, which was partially offset by $812.0 million of additional borrowings under the Senior Secured Credit Facility and used $123.1 million to repurchase shares of our common stock. The nine months ended September 30, 2014 also included the receipt of $16.8 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

On April 29, 2015, our Board of Directors authorized the repurchase of up to $125.0 million of our common stock.  The April 2015 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. As of September 30, 2015, our remaining stock repurchase authorization was $50.5 million.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$287,854	$—	$—
Term Loan Facility A	—	—	125,000	124,580
Term Loan Facility B	691,250	688,326	696,500	693,227
2040 Convertible Notes	—	—	290,990	289,125
Total	$1,036,250	$976,180	$1,112,490	$1,106,932

In September 2015, we elected to terminate our Revolving Facility which had made $175.0 million available to obtain short-term or long-term financing.

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

Senior Secured Credit Facility

On July 2, 2014, we, as parent guarantor, and two of our wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of our other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provided for a (i) five-year $125.0 million term loan A facility (the “Term Loan Facility A”), (ii) seven-year $700.0 million term loan B facility (the “Term Loan Facility B” and together with Term Loan Facility A, the “Term Loan Facility”) and (iii) five-year $175.0 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”).

As a result of voluntary principal prepayments in June 2015 and September 2015, Term Loan Facility A was extinguished. As of September 30, 2015, no amounts related to Term Loan Facility A remain outstanding.

Term Loan Facility B amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of Term Loan Facility B. Loans under Term Loan Facility B bear interest, at our option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. Term Loan Facility A and the Revolving Facility contained financial covenants that required that we maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Term Loan Facility B does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. We may be required to make an additional payment on the Term Loan Facility each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No payment was required in February 2015.

2040 Convertible Notes

We issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require us to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, we redeemed the remaining $3.6 million of outstanding principal. As of September 30, 2015, no amounts related to the 2040 Convertible Notes remain outstanding.

Contractual Obligations

For information about our contractual obligations, see "Contractual and Other Obligations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. The following table summarizes our contractual obligations at September 30, 2015 (in thousands), except for purchase obligations, which have not materially changed since December 31, 2014.

	Payments due by period
Contractual Obligations	Total	Remainder of 2015	2016 - 2017	2018 - 2019	Thereafter
Long-term debt (1)	$1,036,250	$1,750	$14,000	$359,000	$661,500
Interest on long-term debt (1)	154,831	6,624	55,486	54,349	38,372
Operating lease commitments	101,470	5,493	31,128	21,886	42,963
	$1,292,551	$13,867	$100,614	$435,235	$742,835

(1)
The 2020 Convertible Notes are presented based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances. For additional information, see Note 8 to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Off Balance Sheet Arrangements

Since December 31, 2014, we have not engaged in any material off-balance sheet arrangements, including the use of structured finance vehicles, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and reported results of operations for the period then ended. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

With the exception of goodwill which is discussed below, we believe there have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of an acquired business. Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is evaluated for potential impairment at the reporting unit level, which is either the operating segment or one level below.

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors which could trigger an interim impairment review, include, but are not limited to:

•	significant deterioration in general economic, industry or market conditions;

•	significant adverse developments in cost factors;

•	significant deterioration in actual or expected financial performance or operating results;

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and a

•	significant sustained decrease in share price.

During the three months ended September 30, 2015, the extent and duration of the decline in our stock price, among other factors, indicated that it was more-likely-than-not that the fair value of our reporting units was less than their carrying amount and, as a result, a quantitative interim goodwill impairment test was performed.
If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative two-step impairment test is performed. In first step of the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. The fair value of the Intellectual Property Licensing reporting unit is estimated using an income approach and the fair value of the Product reporting unit is estimated using a weighting of fair values derived from an income approach and a market approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flow and considers estimated revenue growth rates, future operating margins and risk-adjusted discount rates. Under the market approach, fair value is estimated based on market multiples of revenue or earnings derived from comparable publicly-traded companies. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired and no further testing is performed.

If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units, and estimating the fair value of each reporting unit. Estimating the fair value of a reporting unit considers future revenue growth rates, operating margins, income tax rates and economic and market conditions, as well as risk-adjusted discount rates and the identification of appropriate market comparable data.

The results of the quantitative interim goodwill impairment test indicated that the estimated fair value exceeded the carrying amount by 10% and 37% for the Intellectual Property Licensing and Product reporting units, respectively. While the quantitative interim goodwill impairment test indicated that the fair value of each reporting unit exceeded its respective carrying amount, if we fail to renew licenses, or renew licenses with materially different terms than those assumed, with Time Warner, DIRECTV, Comcast or EchoStar, if there is significant decline in our stock price, or if market multiples for comparable publicly-traded companies decrease, an impairment of goodwill could result, the effect of which could be material.

Recent Accounting Pronouncements

For a summary of applicable recent accounting pronouncements, see Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

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

In connection with the offering of the 2020 Convertible Notes, we purchased call options and sold warrants with respect to our common stock . The options are expected to offset the potential dilution with respect to shares of our common stock resulting from any conversion of the 2020 Convertible Notes. The warrants will have a dilutive effect with respect to our common stock to the extent that the market price of our common stock exceeds the strike price of the warrants. However, we have the right to settle the warrants in cash or shares. The strike price of the warrants is $40.1450 per share. The number of shares of our common stock underlying the warrants is 11.9 million shares, subject to anti-dilution adjustments.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The following table provides information about our purchases of our common stock during the three months ended September 30, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 to July 31, 2015	—	$—	—	$100,472.6
August 1, 2015 to August 31, 2015	4,492	$11.13	4,492	$50,472.6
September 1, 2015 to September 30, 2015	—	$—	—	$50,472.6
Total	4,492		4,492

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

ROVI CORPORATION
Authorized Officer:
Date:	October 28, 2015
		By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:
Date:	October 28, 2015
		By:	/s/ Peter C. Halt
Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	October 28, 2015
		By:	/s/ Wesley Gutierrez
Wesley Gutierrez
Chief Accounting Officer and Treasurer