Form 10-K
period 2015-12-31
Rovi Corp
filed 2016-02-11
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(408) 562-8400
(Registrant's telephone number, including area code)
_____________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $869.9 million as of June 30, 2015, based on the closing price on the NASDAQ Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of the Registrant's Common Stock outstanding on February 5, 2016 was 83,146,924 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ROVI CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Discussions of some of the matters contained in this Annual Report on Form 10-K for Rovi Corporation (the “Company,” “we” or “us”) may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. Some of these discussions are contained in Item 1. "Business" included in Part I and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report on Form 10-K. We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing IP licenses with the major North American service providers and competition in our markets.

In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see Item 1A. "Risk Factors" included in Part I of this Annual Report on Form 10-K. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We power entertainment discovery and personalization through product technology and intellectual property and use data and analytics to monetize interactions across multiple entertainment platforms. We provide a broad set of content discovery solutions that are embedded in our customers' products and services to connect consumers with entertainment, including device embedded and cloud-based interactive program guides (“IPGs”), natural language conversational voice and text search and recommendation services and our extensive database of "Metadata" (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, music, books, games or other entertainment content). We also offer advertising and a portfolio of data and analytics products including advertising and programming promotion optimization that enable audience targeting in traditional pay TV advertising along with subscriber and operator analytic and insight products that service providers can use to unlock the usage patterns and behaviors of pay TV subscribers.

Our products are supported by a broad portfolio of licensable technology patents, covering many aspects of content discovery, digital video recording (“DVR”), video on demand (“VOD”), over-the-top (“OTT”) experiences, multi-screen functionality and personalization, as well as interactive applications and advertising.

We have historically licensed this portfolio for use with linear broadcast television. However, as the industry transitions to internet platform technologies to enable new video services, we have expanded licensing into connected televisions, multiple screen devices such as tablets, smartphones, personal computers and game consoles, as well as media streaming devices. We believe this transition presents new opportunities to license our intellectual property portfolio for different use cases and to different customers, as well as to develop, market and sell products and services that enable such functionality. Building on this foundation, we are establishing broad industry relationships with the companies leading the next generation of digital entertainment. Our strategy includes developing complementary products, services and intellectual property to address the opportunities presented by this industry transformation. Our solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.

For financial reporting purposes, our business is organized in two segments: Intellectual Property Licensing and Product. See Notes 14 and 15 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein, for additional information related to our segments and geographies, respectively.

Industry Background

The entertainment media marketplace is transforming as content moves from traditional broadcast distribution methods to internet protocol delivery. Access to content and the overall entertainment experience is becoming distributed across many screens such as televisions, tablets, smartphones and personal computers. This dramatic shift is impacting virtually every area of the entertainment industry: from content creation, aggregation and distribution to consumer discovery, consumption and monetization. The expansion of network bandwidth, influx of connected devices and the increased availability of digital content, along with increased accessibility through mobile devices such as tablets and smartphones are driving changes in consumer behavior, accelerating the overall industry shift. As part of this change, consumers are demanding higher-quality and more personalized content experiences, where they can easily discover and access entertainment content (movies, music, photos and programming), wherever and whenever they want.

Video content, such as movies and TV shows, remains at the center of consumers' entertainment desires, accounting for the vast majority of consumers' entertainment spending and consumption. While many consumers have purchased large high definition televisions (“HDTVs”) to maximize video enjoyment in the home, new devices and services are now available which bring video content to consumers both inside and outside of the home. These new devices and services require the ability to provide information to the viewer, identifying what is available across linear broadcast television, DVR, or VOD, as well as internet services.

We refer to providing this information and associated services as “guidance.” Guidance becomes more complex as more sources of entertainment become available to consumers. Setting up such an environment generally requires integrating numerous devices, a deep understanding of the interoperability of media formats and creation of mechanisms for managing and enjoying content. Simplifying the consumer experience in these developing media ecosystems is critical to the successful evolution of the industry.

The introduction of these new capabilities is impacting the entertainment value chain, from content producers to distributors, advertisers and consumption device manufacturers, driving new business models, increasing competition among existing marketplace participants and introducing new marketplace participants. Distributors such as pay TV providers, internet video services, retailers, and others are seeking ways to best obtain or maintain a competitive advantage in this evolving digital entertainment world. The unprecedented variety of distributors requires highly customizable technology and solutions which help to personalize and simplify the consumer experience, utilizing data about the entertainment content, the behavior of viewers and their consumption patterns to drive advanced personalization and guidance, aimed at improving the user experience, while still allowing the distributor to retain its unique brand and identity. Distributors are also seeking to increase their engagement, improve service and expand marketing to the consumer, creating new or enhanced revenue opportunities across both broadcast and internet-based content. One area where the evolving distribution channel is most prevalent is in cable and satellite, where there is a broad drive to enable subscribers to enjoy content where and when they want on whatever device they use, which we refer to as "TV Everywhere" ("TVE"). TVE is driving investment as the service providers move from legacy distribution technology to internet-based infrastructure for delivering pay TV services. Additionally, content producers are exploring new forms of distribution and business models to protect and advance their position in the distribution value chain. Many content owners are trying direct-to-consumer business models, new forms of content licensing and additional hybrid models that combine both traditional and pay TV with direct distribution. Conversely, some distributors are also investing in original entertainment content to establish a more competitive position to protect their business from subscriber losses. Combined, these changes are resulting in an overall increase in industry competition between distributors, leading to their need to invest and deploy differentiating services, try new business models and be more creative in their approach to reaching, engaging and retaining the consumer.

The consumer electronics (“CE”) manufacturer industry is also in flux. Global economic trends and increased competition have challenged much of the traditional CE device marketplace, driving margins lower while consumer requirements for features and content services increase. In addition to content that is received over traditional broadcast on televisions and set-top boxes, consumers are demanding capabilities to interact with a broad range of media and OTT video services. This increased functionality requires extensive software development, cloud infrastructure and ongoing maintenance and support for these devices throughout their usable life, leading to much higher costs for a CE manufacturer for years after the initial sale to a consumer. These new requirements may not be a core competency for CE manufacturers adding to the challenge of meeting consumer desires. Competing devices, such as tablets, smartphones, game consoles and media streaming devices are also competing for consumer spending as consumers become more comfortable managing multiple consumption endpoints. CE manufacturers are also seeking an ongoing revenue relationship with their customers, one that expands beyond selling the consumer a new device every few years. This leads to a demand for add-on services and advertising that allow the

CE manufacturer to monetize and profit from the ongoing distribution or maintenance of entertainment content over the life of a device.

As traditional media changes, the opportunities for advertisers evolve as well. Currently advertisers spend more on television commercials than on internet advertising; however, the gap is narrowing as spending on internet advertising increases faster than spending on television commercials. As television viewership has become more fragmented, advertisers are looking for new ways to reach audiences by managing consumer engagement across the many devices and applications consumers use. Additionally, the growth of internet advertising has fundamentally changed the criteria advertisers use to evaluate advertising campaigns, adding metrics such as completion and guaranteed views. Consumption data, audience measurement and other analytics data and services that bridge a consumer's engagement across many devices and entertainment services are emerging as key capabilities required to enable advertising value across both pay TV and internet advertising.

Strategy

The landscape is changing as content distribution continues to move from the traditional model of a service provider delivering content over their proprietary network to a single class of device (a set-top box or television), to a multi-device and multi-provider ecosystem where content is delivered over both proprietary managed networks and unmanaged internet delivery to many types of devices. Through this transition, the technologies used to distribute video to consumers are transitioning from the traditional broadcast technologies to internet-based delivery and increasingly relies on internet technologies throughout the value chain. Our strategy is to develop, market and sell technologies, IP, products and services focused on two key areas: Entertainment Discovery and Audience Monetization.

Entertainment Discovery. Finding content remains an important part of the entertainment experience. We believe new discovery experiences integrating advanced personalization, specific to a person or device which integrates live, recorded and online video, utilizing multiple screens, social engagement and new forms of interaction such as voice, will continue to be an area of opportunity. We also believe that metadata, which contains detailed information about programming, data on consumer’s entertainment interests and media engagement history, along with predictive analytics to interpret and utilize the data will be important in enabling highly personalized content discovery experiences.

Audience Monetization. Shifts in the value chain are creating new ways for consumers to gain access to content and new business models are emerging to capture consumer’s entertainment engagement and resulting spending. Monetizing audiences through content and media experiences across television and internet services accessed through different devices such as connected TVs, tablets, smartphones, personal computers, media streaming devices and game consoles, has become a critical challenge for the industry. We are focused on delivering solutions that utilize consumer media engagement data and advanced predictive analytics to help service providers, programmers and advertisers to better understand consumer behavior and better target and measure audiences.

Build On Key Customer Relationships. We intend to grow our business by expanding on the technologies that we provide existing customers and creating new customer product and licensing relationships as more companies look to add media entertainment to their digital lifestyle solutions. We continue to accelerate our customers' efforts to address the industry's expanding needs for entertainment discovery and audience monetization. We have established relationships with customers in various industry and marketplace segments, including:

•	Service Providers such as the cable, telecommunications and satellite television system and internet delivered television programming providers.

•
CE Manufacturers of digital televisions, Blu-ray and standard DVD players, CD and DVD drives, PVRs, game consoles, mobile devices, media streaming devices, digital set-top boxes and other connected media devices.

•	Webscale Companies including search engines, social networks, media service and online retailers.

•	Content Owners and Advertisers including media networks, studios, agencies and large brand advertisers.

Introduce New Products, Services and Technologies. We are developing additional technologies and solutions to meet the evolving needs of our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products and to introduce additional products. We intend to improve technologies in our current fields of operation, as well as pursue emerging opportunities where we are positioned to drive growth in the business.

Expand and Protect Patent Position. We have built, and continue to add to, a large intellectual property patent portfolio. The licensing of our portfolio is a significant part of our business. We believe that our future success partly depends on our ability to continue to introduce proprietary solutions for IPGs, connected devices, data and analytics. We have patented functionality for many aspects of these solutions in the areas of content discovery, DVR, VOD, OTT, multi-screen, personalization, contextual search and recommendation and other interactive applications and advertising. Our portfolio of internally developed innovation is also enhanced by patents acquired from other industry participants. While we historically have licensed our portfolio for use with linear broadcast television, the industry transition to internet platform technologies is enabling new video services for television inside and outside the home on a broad array of media consumption devices. We believe this transition presents new opportunities for us to expand the industries we serve and license additional patent rights, which are essential and/or useful as enablers of advanced media devices and services.

Pursue Strategic Transactions. We plan to expand our technology portfolio, improve our capabilities and extend or grow our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose business, technologies or proprietary rights complement our operational and strategic goals.

Intellectual Property Licensing

Our Intellectual Property Licensing segment generated 54%, 53% and 55% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Our patent portfolio provides the foundation for our Intellectual Property Licensing segment and includes over 5,400 issued and pending patents. Through ongoing investment, targeted acquisitions and strategic portfolio management, our patent portfolio has continued to grow in size and relevance. We generate substantially all of our Intellectual Property Licensing revenue from our discovery patent portfolio, which represents approximately 78% of our total patents. Over the last 10 years, our U.S. discovery patent portfolio has more than doubled in size and the number of issued U.S. discovery patents has more than tripled in size. The scope and relevance of our discovery patent portfolio has also grown over this period as IPG functionality has increased. An IPG is an interactive listing of television or video program information that enables viewers to navigate through, sort, select and schedule video programming for viewing and recording. We believe that interactive video guidance technology is a necessary tool for television viewers facing an increasing amount of available content and an increasing number of digital cable and satellite television channels, VOD services, and internet-enabled services. The IPG is evolving from a guide for linear television content, to a guide for all the digital content to which consumers have access to in and out of the home across the multiple devices they use. Our discovery patent portfolio includes important intellectual property coverage and protection for key features and functionality across guidance, search and recommendation, DVR, VOD, OTT, second screen offerings and various interactive television applications. Our discovery portfolio's patents have expiration dates that range from 2016 to 2034. Our ongoing innovation efforts are intended to ensure that our patent portfolio continues to provide long-term protection across these key areas of discovery well beyond our existing portfolio.

Licensing Across Multiple Segments. Traditional pay TV service providers generally pay us a monthly per subscriber fee and have historically licensed our discovery patent portfolio for the television use case. As TVE initiatives have become more prevalent with service providers, we are entering into extended secondary licensing agreements with our service provider customers to provide coverage and rights for the TVE use case. Service providers in the online and OTT space generally pay us a flat fee to license our patents for a specified time period. Our CE licensees generally pay us license fees based on the number of units produced or shipped that utilize our patents, for specified products, in defined territories. Our agreements with the major CE manufacturers generally allow them to ship an unlimited number of units utilizing our discovery patents, provided they pay us an annual fixed fee. We generally do not receive a license fee from CE manufacturers for set-top boxes deployed by a cable or satellite provider where that provider has also licensed our discovery portfolio. Service providers and CE manufacturers who have a patent license from us are not required to provide advertising in their IPG. However, our agreements with domestic service providers generally require the sharing of advertising revenue if IPG advertising is integrated.

Our service provider intellectual property licensees include Alphabet Inc. ("Alphabet", formerly Google Inc.), AT&T Inc. (including DIRECTV), Cablevision Systems Corporation ("Cablevision"), Canal+, Comcast Corporation (“Comcast”), Cox Communications Inc. ("Cox"), EchoStar Corporation ("EchoStar"), Foxtel, Hulu, Sky Italia, Sky plc (formerly British Sky Broadcasting Group plc), Time Warner Cable Inc. ("Time Warner Cable"), UPC, Vudu and others. We also have license agreements with third party IPG providers such as ARRIS International plc ("ARRIS", formerly ARRIS Group, Inc.) and others. As of December 31, 2015, 166 million pay TV subscribers worldwide are estimated to be receiving a licensed IPG, including 84 million internationally. Our CE intellectual property licensees include companies such as LG Electronics Inc., Panasonic, Samsung and Sony Corporation ("Sony").

Product

Our Product segment generated 46%, 47% and 45% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Interactive Program Guides ("IPGs")

Our IPGs allow service providers to customize certain elements of the IPGs for their customers and to upgrade the features and services they can offer. Our IPGs provide viewers with current and future program information and are compatible with service providers' subscription management, pay-per-view (“PPV”) and VOD services. We also offer operational support, professional services and content metadata. Our IPGs also have the ability to include advertising, and when advertising is provided in the IPG, we typically share a portion of the advertising revenue with the service provider. We currently offer IPGs marketed to service providers under the i-Guide, Passport and FanTV brands in the U.S., Canada and Latin America.

Our FanTV platform is a complete unified discovery platform, which combines live TV, VOD and streaming services in a unified entertainment discovery experience. The platform is designed to enable customers to quickly create or deploy advanced and personalized discovery experiences. It is available as an end-to-end customizable service provider set-top IPG, as a suite of mobile IPG applications or as a robust portfolio of cloud-based Application Programming Interfaces ("APIs"), which enable customers to quickly create and deploy integrated media experiences. By utilizing the FanTV user interface, our customer’s users can choose movies or shows and instantly see where and when they can watch it - regardless of whether it is on linear broadcast television, VOD or an internet-streaming service. They can also create personalized WatchLists to track programming favorites from multiple devices (smartphone, personal computer or television) and receive alerts on when and where those movies and shows are available to watch - in theaters, across streaming services or on television. Our FanTV product is available as a smartphone application, and on selected Android- or Linux-based hardware platforms.

Our xD guide is a discovery application that extends the legacy cable video experience from set-top boxes to an advanced user interface on tablets and smartphones. Designed for seamless operation with Rovi's i-Guide and Passport IPGs, xD makes extensive use of Rovi Cloud Services, such as video and celebrity data, search and recommendation services, user profile management and advertising services, as well as enabling consumers to remotely tune to programming or set their DVR to record.

We also offer the Rovi DTA Guide. As cable operators continue to introduce high definition channels and plan for future services, placing digital terminal adapters (“DTAs”) in cable homes has become an important step to cost effectively enable additional TV services by supporting cable operators' efforts to remove analog channels in order to reclaim bandwidth. The Rovi DTA Guide includes such features as TV listing by time, program information, parental controls and more, but due to the limited DTA device capability, has a less extensive feature set than a full IPG or an advanced set-top box. DTAs also serve as a low cost alternative to traditional set-top boxes, with appeal in low cost geographic markets such as Latin America.

Service providers generally pay us a monthly per subscriber fee to license our IPGs. Our service provider customers include America Movil S.A.B. DE C.V., Charter, Cogeco Inc., Cox, Mediacom LLC, Shaw Communications Inc. and others. As of December 31, 2015, 18 million pay TV subscribers worldwide are estimated to have access to a Rovi-provided IPG, including 7 million internationally.

Additionally, we offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan and our HTML Guide in Europe and North America. These IPGs are generally incorporated into mid- to high-end flat panel televisions and Blu-ray or DVR hard drive recorder-based products. Our IPGs generally deliver continuously updated multi-day program listings to users. We use a variety of terrestrial, satellite and broadband internet transmission means to deliver listings data to our IPGs. For our HTML Guide product line we have moved from embedding our software technology into the CE device to using web standards such as HTML and JavaScript to deliver advanced functionality using our Rovi Cloud Services. This shift in technology makes our CE products easier to deploy and more compatible with the application architectures of today's connected televisions.

Our CE IPG licensees include devices distributed by many companies, including Panasonic, Samsung and Sony. Generally, our agreements enable our licensees to incorporate our CE IPG technology in specified products, in certain territories, provided we receive license fees based on the number of units produced or shipped that incorporate our technology or utilize our patents. Our agreements with the major CE manufacturers generally allow them to ship an unlimited number of units incorporating our CE IPG technology, provided they pay us a fixed fee.

In Japan, Interactive Program Guide Inc. (“IPG JV”), our joint venture with Dentsu Inc. and Tokyo News Service Limited, is the exclusive provider of program listings and advertising for our IPGs marketed under the G-Guide brand. We own 46% of IPG JV and have certain contractual rights with respect to the ongoing management of IPG JV. We also retain the right to license our technology and IP to third parties in Japan who may also receive program listings and advertising from IPG JV, and we retain rights to the revenue from such licenses. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-Guide service. We also have a mobile version of G-Guide for iPad, iPhone and Android devices, which can be integrated with G-Guide for an interactive second screen experience. With integrated advertising and program promotions, G-Guide offers a platform for reaching the Japanese consumer audience, which heavily uses mobile devices.

Metadata (Data Solutions)

We offer Metadata pertaining to music, television, movies, books, video games and other entertainment content. In addition, we catalog information on celebrities, awards, sports and other data necessary to provide a robust set of Metadata. Our database includes unique data on more than 7.6 million programs, including theatrical, DVD and Blu-ray releases, as well as thousands of celebrities. Our database also has information on more than 3.5 million music albums, 31.7 million songs, 10.6 million books and 86,000 video games. Our data services are operated with systematic processes that are designed for completeness and quality of the data as well as linking the relationships among the data elements. Additionally, we use advanced algorithms from our entertainment Knowledge Graph technology to dynamically enhance our metadata. This facilitates us having the most complete, up-to-date and accurate metadata possible. The data services are broken into levels of data: basic data (such as artist or album), navigational data (such as relationships between actors and movies or television series) and editorial data (such as actor biographies, television, movie or music reviews). We have continued to expand our data to include information from social networks, catalogs of digital providers and other sources. Our Metadata is delivered both as bulk data files as well as real-time APIs for dynamic access via the FanTV platform.

We provide resources for various types of media and businesses. Our television and movie data covers over 71 countries including the United States ("U.S."), countries in Latin America including Brazil, countries in Europe including Russia, Turkey and Poland, and countries in Asia including China and India. We license a number of data and service offerings, including schedules, listings and web content linking services. Our data can be sold stand-alone or as a complement to another product such as an IPG or search and recommendation services.

Customers typically pay us a monthly or quarterly fee for the rights to use the data, receive regular updates and integrate it into their own service. We have numerous data customers, including companies such as Comcast, Microsoft Corporation ("Microsoft"), Panasonic and Samsung.

Advanced Search, Recommendation & Conversation Services

Advanced Search, Recommendation and Conversation services provide service providers, device manufacturers and application/service developers a way to enable their customers to quickly find, discover, and access content across linear broadcast television, VOD, DVR and OTT sources. The advanced algorithms of our Knowledge Graph technology understand the nature and relationship of content information and the context surrounding a user's behavior to deliver an advanced personalized content discovery experience. As a component of Rovi's FanTV platform, results can be generated through traditional text entry, voice interaction using our natural language conversational interface or our content recommendations Combined with expertise of hundreds of content editors and our comprehensive entertainment metadata, we deliver a powerful discovery solution. Customers typically pay us a per subscriber or per device fee. Our customers include Cablevision, EchoStar and others.

Rovi Analytics

The Rovi Audience Management Solution is a suite of products combining big data with predictive analytics to provide TV audience insights and advertising campaign management. Products include Ad Optimizer and Promotion Optimizer. With Ad Optimizer, a component of the Rovi Audience Management Solution, TV networks and pay TV providers can uncover more value from their audiences, increase advertising revenue, increase the effectiveness of their advertising inventory, and deliver results to help meet advertising campaign goals. Advertising agencies can also use Ad Optimizer to plan effective advertising buys. The product combines advanced advertising campaign management and media planning functionality into one platform and features the ability to manage campaigns based on factors such as delivery goals, budget, viewing history and audience demographics. Ad Optimizer is designed to analyze past viewer behaviors and current campaign results to increase the value and performance of advertising inventory across linear, VOD and TVE platforms. The Ad

Optimizer can work with programmatic advertising scheduling and management systems and is managed through a browser-based dashboard.

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

We also offer applications that provide insight into the habits and preferences of end users, so service providers can advance operational efficiency, improve the customer experience, drive profitability, support carriage and bundling decisions, and help mitigate churn. Using a data warehouse designed to handle TV viewership data, reference data and clickstream events, the analytics engine is able to process raw data from millions of set-top boxes, panels and third-party sources, as well as program, billing and customer relationship data to further support business goals. Our Operator Insights application enables service providers to unlock the value of their return-path data. A simple, actionable business intelligence application, Operator Insights transforms raw data into meaningful and useful viewership and usage data that can be explored and analyzed to support marketing, programming and operational initiatives. Our Subscriber Analytics application helps service providers attract and retain customers by identifying which ones are likely to add products and services or churn based on viewing behaviors and subscription information. It uses viewer data and billing records to model and evaluate potential subscriber behaviors, which can help identify cross-selling and up-selling opportunities and focus marketing efforts.

Rovi Advertising Service

In addition to selling advertising on Rovi-provided IPGs, we also work with some service providers to sell or help them advertising on guides that they have developed which may include packaging their subscriber footprint inventory into the overall inventory that we offer advertisers. Historically, we have primarily sold broadcasters, or their agencies, the opportunity to promote their products via advertisements inserted in IPGs. We offer packages to advertisers to provide them nationwide or targeted advertising on a guide for a period of time. Advertisers place ads through a variety of display formats incorporated into the guide screens. Depending on the IPG deployed, advertisements can display additional text information or video when clicked on via a remote control. Advertisers can target specific audiences by airing advertising at certain times of the day or in specific geographies. We believe conventional advertisers are increasingly aware of the value proposition for advertisements inserted in IPGs and across our overall advertising footprint.

Analog Content Protection ("ACP")

Our analog video content security, commercially known as ACP, has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. We license ACP directly to CE manufacturers and content production studios, as well as semiconductor companies that supply the CE manufacturers.

Content production studios typically generate significant revenue from the sales of packaged media, primarily DVDs. Any household that owns a DVD-R, personal video recorder ("PVR"), personal computer or a media center is capable of making unauthorized, high-quality digital and analog copies of content unless that content is properly protected against unauthorized duplication. Our ACP technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital PPV or VOD programs via cable or satellite, but deter unauthorized consumer copying of such programming with recording devices. The Motion Picture Association of America and independent studios can use our video content security technology to protect movie releases on videocassette or DVD. For the protection to work, ACP must be present on both the media (physical or digital) and the hardware device.

DVD player manufacturers often license our ACP technology for an up-front fee and annual license fee. Digital set-top box and DVR manufacturers typically license our video content security solutions for an up-front fee and a per-unit royalty. Content production studios generally pay us an annual license fee to use our ACP technology. We have entered into agreements with the majority of the large CE and set-top box manufacturers in which they pay a one-time fee for a perpetual license to our technology.

Our ACP customers include ARRIS (including Pace plc), Cisco, Fujitsu Limited, Mitsubishi Electronics, Panasonic, Pioneer Electronics, Samsung, Sharp, Sony, Toshiba, Paramount Home Entertainment and others.

Operations and Technical Support

We have technical support and certification operations to support our products:

•	We provide post-sales training, technical support and integration services to service provider licensees of our product application software as part of their service offerings.

•	We operate the internet-based services needed to power the Rovi FanTV platform. This includes data delivery, search, recommendation, advertising, device management and media recognition.

•
We provide broadcast delivery of television line-up data and advertising to TVs and set-top boxes enabled with our IPGs in major European markets and in Japan. This service provides the data that populates the guides with the listings and advertising necessary to make the IPG useful to a consumer. In addition, we deliver, via the internet, similar line-up and advertising data in North America.

•	We support our customers' efforts to help ensure our IPGs operate properly within their devices by offering porting services.

•
We provide customer care for IPG customers following deployment of our IPGs. This service is focused on resolving issues with data and advertising distribution as well as functional issues for a consumer.

Intellectual Property Rights, including Copyrights, Trademarks and Tradenames

We operate in an industry in which innovation, investment in new ideas and protection of our IP rights are critical for success. We protect our innovations and inventions through a variety of means, including but not limited to applying for patent protection domestically and internationally.

As of December 31, 2015, we held approximately 1,200 U.S. patents and had approximately 500 U.S. patent applications pending. As of December 31, 2015, we also had approximately 3,100 foreign patents and approximately 700 foreign patent applications pending. Each of our issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2034.

We own or have rights to various copyrights, trademarks and trade names used in our business. These include, but are not limited to, Rovi, FanTV, TV Guide, Passport, Rovi Guides, G-GUIDE, iGuide and Gemstar.

Research and Development

Our internal research and development efforts are focused on developing enhancements to existing products and new applications for our current technologies. We have acquired other companies and technologies to supplement our research and development expenditures. Our Research and development expenses were $100.6 million, $107.1 million and $111.3 million for the years ended December 31, 2015, 2014 and 2013.

Competition

IPGs

There are a number of companies that produce and market IPGs as well as television schedule information in various formats that compete, or we believe will compete, with our IPG products and services. These alternative formats include passive and interactive on-screen electronic guide services and online listings.

In the service provider IPG area, we compete against Cisco, Kudelski, SA, TiVo Inc. and multiple set-top box manufacturers' embedded guides. Another common competitor we encounter is a customer who chooses to build its own IPG, under license with our intellectual property. We believe that we provide a strong alternative to “do-it-yourself,” as we have innovative, high- quality products ready to be implemented, with integrated data distribution infrastructure and content as well as third party services (such as VOD services). We differentiate our products by continuing to integrate our products into a suite of solutions and services for our customers. We believe our solutions can speed our customers' time to market, be deployed at a lower cost than internally built products, and can be superior to “do-it-yourself” products. For those that choose to do it themselves, we have added the FanTV platform that combines Rovi's cloud services for discovery, personalization, metadata and device management into a single platform to provide them the full suite of services to power their next generation media experience.

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our IPGs and other products and services. We offer no assurance that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. There can be no assurance that we are or will be aware of all patents that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the patent holders or to redesign the products or services in such a way as to avoid infringing the patent. This could have an effect on our ability to compete in the IPG or entertainment technology marketplace.

Data Services

In the database and data services area, we compete with other providers of entertainment-related content data such as Amazon.com’s Internet Movie Database ("IMDB"), Gracenote (a subsidiary of Tribune Media Company) and Ericsson Broadcast and Media Services (formerly Red Bee Media) and FYI Television, Inc. While we do not believe that our competitors' data sets are focused on exploration, discovery, and content management in the same way that our data is, they present competition to our data services business.

Content Security Technology

Our analog video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by PVRs, including DVD recorders and hard drive recorders with an analog out. With the increase in content distribution over the internet, and with the continuing advance of digital content and high-definition formats, our analog video content security solutions that protect standard definition content on optical media and digital PPV/VOD signals are viewed by some of our customers as being less important than the other digital and network content protection solutions. Our content security technology therefore faces the risk of content providers choosing not to copy protect their content or CE manufacturers ceasing to produce PVRs with an analog out.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners. For example, the U.S. and other countries have adopted certain laws, including the Digital Millennium Copyright Act of 1998 ("DMCA"), and the European Copyright Directive, which are aimed at the prevention of piracy of content and the manufacture and sale of products that circumvent copy protection technologies, such as those covered by our patents.

Compatibility Between Cable Systems and Consumer Electronic Equipment

The Federal Communications Commission ("FCC") has been working for over a decade to implement a congressional mandate that it create a competitive market for cable television set-top boxes and other devices to access video programming on cable systems (“navigation devices”) and give consumers a choice in the device used to access such programming, while still allowing the cable systems to have control over the secured access to their systems.

To meet its statutory obligation without compromising the security of video services, the FCC required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels. In 2003, the FCC adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that utilize unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top box (but without the ability for consumers to use interactive content). Due to certain legislative developments in the U.S., cable subscribers may be able to utilize interactive and other two-way services without the need for a set-top box, meaning that consumers could use an IPG built directly into a TV to access and operate their cable subscriptions and not need to purchase or rent a set-top box from the cable operator. Although FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions acquired after July 1, 2007, further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices.

General Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, including encryption technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

We are also subject to a number of foreign and domestic laws that affect companies conducting business on the internet. In addition, because of the increasing popularity of the internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, accessibility, network neutrality, information security and IP rights are being debated and considered for adoption by many countries throughout the world. Each jurisdiction may enact different standards, which could impact our ability to deliver data, services or other solutions through the internet.

We may be further subject to international laws associated with data protection, privacy and other aspects of our business in Europe and elsewhere and the interpretation and application of data protection laws remains uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Further, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. The resulting regulation, if any, may alter our ability to target advertising or provide data about the end-users and/or customers and their behavior.

In the U.S., service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, torts, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act ("DMCA") has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Privacy Protection Act restricts the ability of service providers to collect information from minors, and the Protection of Children from Sexual Predators Act of 1998 requires service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Employees

As of December 31, 2015, we had approximately 1,100 full-time employees, of which approximately 330 were based outside the U.S. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part on the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Information About Our Executive Officers

The names of our executive officers, their ages and their positions as of December 31, 2015 are shown below. Biographical summaries of each of our executive officers are included below.

Name	Age	Positions
Thomas Carson	56	President and Chief Executive Officer
John Burke	53	Executive Vice President and Chief Operating Officer
Peter Halt	55	Chief Financial Officer
Pamela Sergeeff	43	Executive Vice President, General Counsel and Corporate Secretary

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

Available Information

Our Internet website is located at http://www.rovicorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission (the “SEC”). Copies will be provided to any stockholder on request to Rovi Corporation, Attention: Corporate Secretary, 2830 De La Cruz Boulevard, Santa Clara, California 95050. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

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

•
we cannot assure you that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property ("IP") rights or will not infringe the intellectual property rights of others;

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

The markets for the consumer hardware and software products sold by our customers are competitive and price sensitive. Licensing fees for our technologies, products and services, particularly in the physical media, CE and personal computer areas, may decline due to competitive pricing pressures and changing consumer demands. In addition, we may experience pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and could adversely affect our operating results. To increase per unit royalties, we must continue to introduce new, highly functional versions of our technologies, products and services for which we can charge higher amounts. Any inability to introduce such technologies, products and services in the future or other declines in the amounts we can charge would also adversely affect our revenues.

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

We generate a significant portion of our revenue from patent license agreements with a small number of major pay TV operators which would lead to substantial revenue loss and possible litigation if not renewed.

For the year ended December 31, 2015, 27% of revenue was from our contracts with AT&T Inc. (including DIRECTV), Comcast and Time Warner Cable. In September 2015, our contract with Time Warner Cable was extended to March 2016 and in December 2015, our contract with AT&T (including DIRECTV) was extended to December 2022. Our contract with Comcast expires in March 2016. We cannot assure you that these license agreements will be renewed on terms acceptable to us or at all. If we are unable to replace the revenue associated with these agreements through similar or other business arrangements, our revenues and profit margins would decline and our business would be harmed as a result. In 2015, Time Warner Cable signed an agreement to be acquired by Charter Communications. While it is our intent that if the acquisition is completed our license agreement with Charter Communications will govern Time Warner Cable, the timing and structure of the pending acquisition could have a negative impact on licensing discussions and/or revenue. We also cannot assure you that these license agreements will not be terminated under certain circumstances. Additionally, we may become involved in litigation with these licensees in connection with attempting to negotiate new agreements. The existence and/or outcome of such litigation could harm our business.

Our business may be adversely affected by fluctuations in the number of cable television, telecommunications television, and digital broadcast satellite subscribers if the availability of OTT content services causes consumers to cancel their pay TV subscriptions.

For some of our technologies, we are paid a royalty based on the number of subscribers or set top-boxes our pay TV customers have. The ability to enjoy digital entertainment content downloaded or streamed over the internet has enabled some consumers to cancel their pay TV subscriptions. If our pay TV customers are unable to maintain their subscriber base, the royalties they owe us may decline.

Dependence on the cooperation of pay TV operators, television broadcasters, hardware manufacturers, data providers and delivery mechanisms could adversely affect our revenues.

    We rely on third party providers to deliver our IPG data to some of the CE devices that include our IPG. Further, our national data network provides customized and localized listings to our IPG service for pay TV and licensees of our data used in third party IPGs for pay TV. In addition, we purchase certain Metadata from commercial vendors that we redistribute. The quality, accuracy and timeliness of that Metadata may not continue to meet our standards or be acceptable to consumers. There can be no assurance that commercial vendors will distribute data to us without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms. Technological changes may also impede the ability to distribute Metadata. Our inability to renew these existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively transmit our Metadata to CE devices could have a material adverse effect on our CE IPG and IPG data business.

Our business may be adversely affected by fluctuations in demand for CE devices incorporating our technologies.

We derive significant revenues from CE manufacturer license fees for our solutions that are based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only some of these agreements guarantee a minimum aggregate license fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. Economic downturns have in the past, and may in the future, significantly impact demand for such CE devices. As a result, our future operating results may be adversely impacted by fluctuations in sales of CE devices employing our technologies.

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

We have expanded our technology base in the past through strategic acquisitions of companies with complementary technologies or IP and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products, services and employees. We may not realize the anticipated benefits of these acquisitions or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

Acquisitions, divestitures and other strategic investments involve numerous risks, including:

•	problems integrating and divesting the operations, technologies, personnel, services or products over geographically disparate locations;

•	unanticipated costs, taxes, litigation and other contingent liabilities;

•
continued liability for pre-closing activities of divested businesses or certain post-closing liabilities which we may agree to assume as part of the transaction in which a particular business is divested;

•	adverse effects on existing business relationships with suppliers and customers;

•	cannibalization of revenue as customers may seek multi-product discounts;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant restructuring charges if acquired products or technologies are unsuccessful;

•	significant diversion of management's attention from our core business and diversion of key employees' time and resources;

•	licensing, indemnity or other conflicts between existing businesses and acquired businesses;

•	inability to retain key customers, distributors, suppliers, vendors and other business relations of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.

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

If we acquire businesses, new products, service offerings or technologies in the future, we may incur significant acquisition-related costs. In addition, we may be required to amortize significant amounts of finite-lived intangible assets and we may record significant amounts of goodwill or indefinite-lived intangible assets that would be subject to testing for impairment. We have in the past and may in the future be required to write off all or part of the intangible assets or goodwill associated with these investments that could harm our operating results. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our cash and investments. Acquisitions could also cause operating margins to fall depending on the businesses acquired.

Our strategic investments may involve joint development, joint marketing, or entry into new business ventures, or new technology licensing. Any joint development efforts may not result in the successful introduction of any new products or services by us or a third party, and any joint marketing efforts may not result in increased demand for our products or services. Further, any current or future strategic acquisitions and investments by us may not allow us to enter and compete effectively in new markets or enhance our business in our existing markets and we may have to impair the carrying amount of our investments.

Our success is heavily dependent on our proprietary technologies.

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our IP rights. Our patents, trademarks and copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products or services incorporating our technologies can be sold. We have filed applications to expand our patent claims and for improvement patents to extend the current periods of patent coverage. However, expiration of some of our patents may harm our business. If we are not successful in protecting our IP, our business would be harmed.

Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective IP protection may be unavailable or limited in some foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation of our technologies. Such competitive threats could harm our business.

We may make patent assertions, or initiate patent infringement or patent interference actions or other litigation to protect our IP, which could be costly and harm our business.

We are currently engaged in litigation, and litigation may be necessary in the future, to enforce our patents and other IP rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

We, and many of our current and potential competitors, dedicate substantial resources to protection and enforcement of IP rights. We believe that companies will continue to take steps to protect their technologies, including, but not limited to, seeking patent protection. Companies in the technology and content-related industries have frequently resorted to litigation regarding IP rights. Disputes regarding the ownership of technologies and their associated rights are likely to arise in the future and we may be forced to litigate to determine the validity and scope of other parties' proprietary rights. Any such litigation is inherently risky, the outcome is uncertain, could be costly, could distract our management from focusing on operating our business, could delay recognition of revenue until a settlement or decision is ultimately reached, could result in the invalidation or adverse claims construction of patents, and might ultimately be unsuccessful. The existence and/or outcome of such litigation could harm our business.

In 2014, the Supreme Court of the United States decided the Alice Corp v. CSL Bank International ("Alice") case. The Alice case generally addresses patentable subject matter, and specifically an exception to patentable subject matter for "abstract ideas." In the Alice case, the court provides some general interpretive guidance to be considered when determining whether patent claims are directed to patent-ineligible abstract ideas, along with a two-step test for determining patentable subject matter eligibility going-forward. Practically, the effects of the Alice decision are still being assessed by patent holders, attorneys, the United States Patent & Trademark Office and various courts, all of which are attempting to determine the appropriate analysis and boundaries of the Alice decision on other patents. In any event, the Alice decision will provide potential licensees and accused infringers of certain patents - including our patents - new arguments to challenge the validity of such patents, which could cause some delays or risk in pending or future patent negotiations or litigation.

Additionally, the relationships with our customers, suppliers and technology collaborators may be disrupted or terminated as a result of patent assertions that we may make against them, which could harm our business.

Finally, adverse legal rulings could result in the invalidation of our patents, the narrowing of the claims of our patents, or fostering of the perception by licensees or potential licensees that a judicial finding of their infringement is unlikely. Such results or perceptions could decrease the likelihood that licensees or potential licensees may be interested in licensing our patents, or could decrease the amounts of license fees that they are willing to pay, which could harm our business.

Legislative initiatives seeking to, or judicial or regulatory decisions that, weaken patent protection or copyright law, or new governmental regulation or new interpretation of existing laws that cause resulting legal uncertainties could harm our business.

The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the Supreme Court of the United States has modified some legal standards applied by the U.S. Patent and Trademark Office in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. Additionally, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a "first to invent" to a "first inventor to file" system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. The U.S. Patent and Trademark Office is still in the process of implementing regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to the Company, and it may become more difficult to obtain adequate patent protection or to enforce the Company's patents against third parties. While the Company cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of the Company's patent applications and adversely affect the Company's ability to protect its IP.

Consumer rights advocates and other constituencies also continuously challenge copyright law, notably the DMCA, through both legislative and judicial actions. Legal uncertainties surrounding the application of the DMCA may adversely affect our business. If copyright law is compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our technologies, and our business would be harmed.

Many laws and regulations are pending and may be adopted in the U.S., individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including IP rights, digital rights management, property ownership and taxation. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the U.S., thus furthering the complexity of regulations. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. Changes to or the interpretation of these laws could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices. It is not possible to predict whether or when such legislation may be adopted, and the adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, could materially and adversely affect our business.

We may not be able to join standards bodies, license technologies or integrate with platforms that are necessary or helpful to our product or services businesses because of the encumbrances that the proposed associated agreements place on our patents.

Standards bodies often require, as a condition of joining such bodies, that potential members license, agree to license, disclose or place other burdens on their patents. Similarly, technology licensors and platform operators often require that licensees cross license, or agree not to assert, their patents. In order to develop, provide or distribute certain products or services, we may find it necessary or helpful to join these standard bodies, license these technologies or contract with these platform operators. However, in order to do so, we might have to sign agreements under which we would have to license or agree not to assert patents without being able to collect royalties or for fees that we believe are less than those that we could otherwise collect. Similarly, these agreements could require us to disclose invention-related information that we would otherwise prefer to keep confidential. This inability to be part of standards bodies, to license certain technologies, or to contract with certain platform operators, could harm our business.

We may be subject to IP infringement claims or other litigation, which are costly to defend and could limit our ability to use certain technologies in the future.

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties' proprietary rights (especially patents). Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights relating to video or music content, or alleging unfair competition or violations of privacy rights. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. Regardless of the merits of such claims, any disputes with third parties over IP rights could materially and adversely impact our business, including by resulting in the diversion of management time and attention from our core business, the significant cost to defend ourselves against such claims or reducing the willingness of licensees to incorporate our technologies into their products or services. Additionally, we have been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the DMCA. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the DMCA, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our services or products. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the DMCA, will prevent disputes with content owners, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content.

If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products or providing our services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers, other companies with whom we have relationships or the current owners of businesses that we divested, which could increase our defense costs and potential damages. For example, we have received notices and lawsuits from certain customers requesting indemnification in patent-related lawsuits. We evaluate the requests and assess whether we believe we are obligated to provide such indemnification to such customers on a case-by-case basis. Customers or other companies making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations. Furthermore, these types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

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

Maintaining and strengthening our brands is important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies, products and services. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets may suffer. Because we engage in relatively little direct brand advertising, the promotion of our brand depends, among other things, on hardware device manufacturing companies and service providers displaying our trademarks on their products. If these companies choose for any reason not to display our trademarks on their products, or if these companies use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. We generally rely on enforcing our trademark rights to prevent unauthorized use of our brand and technologies. Our ability to prevent unauthorized uses of our brand and technologies would be negatively impacted if our trademark registrations were overturned in the jurisdictions where we do business. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brand and logo in such jurisdiction. We have not filed trademark registrations in all jurisdictions where our brand and logo are used.

We may be subject to legal liability for the provision of third-party products, services, content or advertising.

We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or in connection with our various products or service offerings. For example, we license or incorporate certain entertainment Metadata into our data offerings. Certain of these arrangements involve enabling the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights and infringement of intellectual property rights. We require users of our services to agree to terms of use that prohibit, among other things, the posting of content that violates third party IP rights, or that is obscene, hateful or defamatory. We have implemented procedures to enforce such terms of use on certain of our services, including taking down content that violates our terms of use for which we have received notification, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our services, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for IP infringement, publicity rights violations or defamation. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

Global economic conditions may impact our business, operating results, financial condition, liquidity or stock price.

Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news and declines in income or asset values. Additionally, sovereign budget crises among members of the European Union and other countries worldwide have caused increased risk of default to holders of sovereign debt, including commercial banks, and an unprecedented risk about the continuing viability of the Euro as a global currency. These conditions have caused an unprecedented level of intervention from the U.S. federal government, other foreign governments, central banks and quasi-governmental agencies such as the International Monetary Fund, decreased consumer confidence, overall slower economic activity and extreme volatility in financial markets. While the ultimate outcome of these events cannot be predicted, these macroeconomic developments could negatively affect our business, operating results, financial condition or liquidity in a number of ways. For example, if the economic downturn in any region makes it difficult for our customers and suppliers to accurately forecast and plan future business activities, they may delay, decrease or cancel purchases of our solutions or reduce production of their products. As many of our solutions are licensed on a per-unit fee basis and the pricing for future flat fee agreements may be predicated on the then most recent unit sales volumes and financial health of our customers, our customers' decision to decrease production of their products or devices, or curtail the offering of their services, may decrease our licensing revenue and adversely impact our operating results.

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

In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including the timing and amount of any repurchases of our common stock or debt we may make in the future). Our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by any global financial crisis. If the banking system or the financial markets deteriorate or remain volatile, the fair value and liquidity of our investment portfolio may be adversely affected.

Finally, like other stocks, our stock price can be affected by global economic uncertainties and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could decrease.

We have indebtedness which could adversely affect our financial position.

As of December 31, 2015, we had total debt with a par value of $1,034.5 million, including $689.5 million under our Term Loan Facility B and $345.0 million under our 2020 Convertible Notes. Our Term Loan Facility B is guaranteed by us and certain of our domestic and foreign subsidiaries and is secured by substantially all of our, the subsidiary guarantors and the co-borrowers' assets. Our indebtedness may:

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

Our Term Loan Facility B contains various covenants that limit our ability and/or our restricted subsidiaries' ability to, among other things:

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

A breach of any of these covenants could result in a default under our Term Loan Facility B and/or our other indebtedness, which could in turn result a substantial portion of our indebtedness becoming due prior to its scheduled maturity date. In such event, we may be unable to repay all of the amounts that would become due under our indebtedness. If we were unable to repay those amounts, the lenders under our Term Loan Facility B could proceed against the collateral granted to them to secure that indebtedness. In any case, if a significant portion of our debt was accelerated, we might be forced to seek bankruptcy protection.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Term Loan Facility B restricts our ability to dispose of assets, use the proceeds from any disposition of assets and refinance our indebtedness. We may not be able to consummate those dispositions or to maximize the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

In addition, borrowings under our Term Loan Facility B are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Repayment of debt is dependent on cash flow generated by our subsidiaries and their respective subsidiaries.

Rovi Corporation's subsidiaries, including Rovi Solutions Corporation and Rovi Guides, Inc., own a significant portion of our assets and conduct substantially all of our operations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on the 2020 Convertible Notes. Accordingly, repayment of our indebtedness depends, to a significant extent, on the generation of cash flow by the subsidiaries, including Rovi Solutions Corporation and Rovi Guides, Inc., the senior secured position of their bank debt, and their ability to make cash available to us, by dividend, debt repayment or otherwise. Because they are not guarantors or a co-issuer of the 2020 Convertible Notes, our subsidiaries do not have any obligation to pay amounts due on those notes or to make funds available for that purpose. Conversely, the ability of Rovi Solutions Corporation and Rovi Guides, Inc. to repay their indebtedness under our Term Loan Facility B depends, in part, on the generation of cash flow by their respective subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us, Rovi Solutions Corporation or Rovi Guides Inc. to make payments in respect of our indebtedness. Distributions from non-U.S. subsidiaries may be subject to foreign withholding taxes and would be subject to U.S. income tax which could reduce the net cash available for principal and interest payments.

Despite our current level of indebtedness, we may incur more indebtedness. This could increase the risks associated with our indebtedness.

We and our subsidiaries may incur additional indebtedness in the future. The terms of our debt do not prohibit us or our subsidiaries from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with existing indebtedness, the holders of that indebtedness will be entitled to share ratably with the holders of our existing debt obligations in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Changes in, or interpretations of, tax rules and regulations, may adversely affect our effective tax rates.

We are subject to U.S. federal, state and foreign income taxes. Our future effective tax rates could be unfavorably affected by changes in tax rates, tax laws or the interpretation of tax laws, by changes in the amount of pre-tax income derived from countries with high statutory income tax rates, or by changes in our deferred tax assets and liabilities, including changes in our ability to realize our deferred tax assets. Our effective income tax rate could be unfavorably affected by changes in the amount of sales to customers in countries with high withholding tax rates.

In addition, U.S. federal, state, and foreign tax jurisdictions may examine our income tax returns, including income tax returns of acquired companies and acquired tax attributes included therein. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that the final determination from these examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from these examinations may have a material adverse effect on our business and operating results.

We may be subject to market risk and legal liability in connection with data collection.

Many components of our services include interactive components that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, and for our analytics business and other businesses, we collect certain information from users. Collection and use of such information may be subject to U.S. federal and state privacy and data collection laws and regulations, standards used by credit card companies applicable to merchants processing credit card details, and foreign laws such as the European Union's Data Protection Directive (which may be added to or amended by the proposed General Data Protection Regulation or other regulations in the future). We may also be subject to third party privacy policies and permissions and obligations we owe to third parties, including, for example, those of pay TV operators. We post our privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between client and server. Any failure by us to comply with privacy policies or contractual obligations, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact our data collection efforts and subject us to fines, litigation or other liability.

In addition, the Children's Online Privacy Protection Act imposes civil and criminal penalties on persons collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our websites or services to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate this or other similar laws. The manner in which such laws may be interpreted and enforced cannot be fully determined, and future legislation could subject us to liability if we were deemed to be non-compliant.

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

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend on our continuing ability to identify, attract, train and retain highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay Area, where our headquarters are located, and in Southern California where we have significant operations, and the high cost of living in these areas makes our recruiting and compensation costs higher. Moreover, changes in our management or executive leadership team could lead to disruption of our business or distraction of our employees as the organization adapts to such management changes. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

Establishing and maintaining licensing relationships with companies are important to build and support a worldwide entertainment technology licensing ecosystem and to expand our business, and failure to do so could harm our business and prospects.

Our future success depends on our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	pay TV operators;

•	operators of entertainment content distributors, including PPV and VOD networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, DVD hardware manufacturers and personal computer manufacturers;

•	semiconductor and equipment manufacturers;

•	content rights holders;

•	retailers and advertisers;

•	DRM suppliers; and

•	internet portals and other digital distribution companies.

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

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, pay TV operators and manufacturers of CE products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.

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

The market for interactive television advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop our advertising platform as a medium widely accepted by consumers and advertisers. In addition, pay TV operators who have a patent license from us are not required to provide advertising, although some have. Therefore, our ability to derive advertising revenues from our patent licensees also depends on the implementation of advertising by such licensees.

Limitations on control of our IPG Inc. joint venture may adversely impact our operations in Japan.

We hold a 46% interest in IPG Inc., as a joint venture with non-affiliated third parties, which hold the remaining interest. As a result of such arrangement, we may be unable to control the operations, strategies and financial decisions of IPG Inc. which could in turn result in limitations on our ability to implement strategies that we may favor, or to cause dividends or distributions to be paid. In addition, our ability to transfer our interests in IPG Inc. may be limited under the joint venture arrangement.

Consolidation of the telecommunications, cable and satellite broadcasting industry could adversely affect existing agreements.

We have entered into agreements with a large number of pay TV operators for the licensing or distribution of our technology, products and services. If consolidation of the telecommunications, cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps which could result in an adverse effect on the amount of revenue we receive under these types of agreements.

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

We devote significant time and resources to qualify and support our software products on various personal computer, CE and mobile platforms, including operating systems from Alphabet, Apple and Microsoft. In addition, we maintain high-quality standards for products that incorporate our technologies and products through a quality control certification process. To the extent that any previously qualified, certified and/or supported platform or product is modified or upgraded, or we need to qualify, certify or support a new platform or product, we could be required to expend additional engineering time and resources, which could add significantly to our development expenses and adversely affect our operating results.

The success of certain of our solutions depends on the interoperability of our technologies with consumer hardware devices.

To be successful we design certain of our solutions to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players and recorders, Blu-ray players, digital still cameras, digital camcorders, portable media players, digital TVs, home media centers, set-top boxes, video game consoles, MP3 devices, multi-media storage devices, mobile tablets and smartphones. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate certain of our technologies into their product offerings and ensure consistent playback of encoded files. Currently, a limited number of devices are designed to support our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate our technologies into their product offerings, our technologies may become less accessible to consumers, which would adversely affect our revenue potential.

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

Our revenue levels or rate of revenue growth on a quarterly or annual basis may fluctuate, which may cause us to not be able to sustain our operating results, which may cause our common stock price to decline.

Our revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied on as indications of future performance. We may not be able to sustain our revenue levels, or our rate of revenue growth, on a quarterly or annual basis. In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under generally accepted accounting principles in the U.S. Fluctuations in our operating results have in the past caused, and may in the future cause, the price of our common stock to decline.

Other factors that could affect our operating results include:

•	the acceptance of our technologies by pay TV operators and CE manufacturers;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	expenses related to, and the financial impact of, the dispositions of businesses, including post-closing indemnification obligations;

•	the timing and ability of signing high-value licensing agreements during a specific period;

•	the extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•	the pace at which our analog and older products sales decline compared to the pace at which our digital and new product revenues grow, and

•
adverse changes in the level of economic activity in the U.S. or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the U.S. or its allies, or generally weak and uncertain economic and industry conditions.

Our operating results may also fluctuate depending on when we receive royalty reports from certain licensees. We recognize a portion of our license revenue only after we receive royalty reports from our licensees regarding the manufacture of their products that incorporate our technologies. As a result, the timing of our revenue is dependent on the timing of our receipt of those reports, some of which are not delivered until late in the reporting period or after the end of the reporting period. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have deferred an unusually large amount of licensing revenue from a licensee in a given reporting period because not all of the revenue recognition criteria were met. The subsequent satisfaction of the revenue recognition criteria can result in a large amount of licensing revenue from a licensee being recorded in a given reporting period that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future reporting periods, thus causing fluctuations in our operating results.

A significant portion of our revenue is derived from international sales. Economic, political, regulatory and other risks associated with our international business or failure to manage our global operations effectively could have an adverse effect on our operating results.

As of December 31, 2015, we had two major locations (defined as a location with more than 50 employees) and employed approximately 330 employees outside the U.S. We face challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage our global organization could have a material adverse effect on our business and results of operations.

We expect that international and export sales will continue to represent a substantial portion of our revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our solutions.

To the extent that foreign governments impose restrictions on importation of programming, technology or components from the U.S., the demand for our solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our IP rights to the same extent as do the laws of the U.S., which increases the risk of unauthorized use of our technologies. Such laws also may not be conducive to copyright protection of digital content, which may make our content protection technology less effective and reduce the demand for it.

Because we sell our products and services worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements and the costs of complying with such laws (including consumer and data protection laws);

•	changes in, or weakening of copyright and IP (patent) laws;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions or difficulty in obtaining export licenses for certain technology;

•	import and export restrictions and duties, including tariffs, quotas or taxes and other trade barriers and restrictions;

•
fluctuations in our effective income tax rate driven by changes in the pre-tax profits that we derive from international sources, as well as changes in tax laws in jurisdictions in which we have a presence;

•	changes in a specific country's or region's political or economic condition, including changes resulting from the threat of terrorism;

•	difficulty in staffing and managing foreign operations, including compliance with laws governing labor and employment; and

•	fluctuations in foreign currency exchange rates.

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies, products or services for use by foreign pay TV operators, CE manufacturers and PPV/VOD providers or if regulations governing our international businesses change. Any changes to the statutes or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

We face risks with respect to conducting business in China due to China's historically limited recognition and enforcement of intellectual property and contractual rights and because of certain political, economic and social uncertainties relating to China.

We have direct license relationships with many consumer hardware device manufacturers located in China and a number of the electronics companies that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect consumer hardware device manufacturing in China to continue to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face additional risks in China, in large part due to China's historically limited recognition and enforcement of contractual and IP rights. In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our IP rights in China, where IP rights are not as respected as they are in the U.S., Japan and Europe. Unauthorized use of our technologies and IP rights by China-based consumer hardware device manufacturers may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our IP rights in China, our revenue could be adversely affected.

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

Some terms of our agreements with licensees could be interpreted in a manner that could adversely affect licensing revenue under those agreements.

Some of our license agreements contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensees. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to licensees, which could, if applied, result in lower revenues or otherwise adversely affect our business, financial condition, results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multi-channel video programming distributors ("MVPDs"), which are the primary customers for certain of our products and services. Although FCC regulations no longer prohibit MVPDs (except DBS providers) from deploying navigation devices (e.g., set-top boxes) with combined security and non-security functions acquired after July 1, 2007 (the “integration ban”), further developments with respect to these issues or other related FCC action could impact the availability and/or demand for “plug and play” devices, including set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices and correspondingly affect our license fees. The FCC has granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the FCC.

Business interruptions could adversely affect our future operating results.

The provision of certain of our products and services depends on the continuing operation of communications and transmission systems and mechanisms, including satellite, cable, wire, internet, over the air broadcast communications and transmission systems and mechanisms. These communication and transmission systems and mechanisms are subject to significant risks and any damage to or failure of these systems and mechanisms could result in an interruption of the provision of our products and services.

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

Online business activities depend on the ability to store and transmit confidential information and licensed IP securely on our systems, third party systems and over private, hybrid and public networks. Any compromise of our ability to store or transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Storage and online transmissions are subject to a number of security and stability risks, including:

•
our own or licensed encryption and authentication technology, or access or security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or IP;

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

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. Because some of our technologies and businesses are intended to inhibit use of or restrict access to our customers' IP, we may become the target of hackers or other persons whose use of or access to our customers' IP is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

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

We have a complex business that is international in scope. Ensuring that we have adequate internal controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal controls over financial reporting. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. Furthermore, our independent registered public accountants may interpret the Section 404 requirements and the related rules and regulations differently from how we interpret them, or our independent registered public accountants may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, operated or reviewed in the future. Finally, in the event we make a significant acquisition, or a series of smaller acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent registered public accountants may decline or be unable to report on the effectiveness of our internal controls over financial reporting or may issue a qualified report in the future. This could result in an adverse reaction in the financial markets due to investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements.

We will incur costs and demands on management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

We have incurred, and expect to continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including complying with the requirements of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and NASDAQ. As long as the SEC requires the current level of compliance or more for public companies of our size, we expect these rules and regulations to require significant legal and accounting compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services.

We generally do not collect sales or other taxes on the sale of our products, license of technology or provision of services. Our business would be harmed if one or more states or any foreign country required us to collect sales or other taxes from past or future sales of products, licenses of technology or provision of services, particularly because we may be unable to go back to customers to collect sales taxes for past sales and would likely have to pay such taxes out of our own funds.

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results;

•	announcements of renewal or termination of major contracts;

•	announcements of technical innovations;

•	new products, services or contracts;

•	announcements by competitors or their customers;

•	announcements by our customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	announcements regarding acquisitions or divestitures;

•	announcements regarding litigation or regulatory matters;

•	changes in financial estimates or coverage by securities analysts;

•	changes in interest rates which affect the value of our investment portfolio;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

Announcements by satellite television operators, cable television operators, major content providers or others regarding CE business or pay TV operator combinations, evolving industry standards, consumer rights activists' “wins” in government regulations or the courts, motion picture production or distribution or other developments could cause the market price of our common stock to fluctuate.

There can be no assurance that our historic trading prices, or those of technology companies in general, will be sustained. In the past, following periods of volatility in the market price of a company's securities, some companies have been named in class action suits.

Further, economic uncertainty may adversely affect the global financial markets, which could cause the market price of our common stock to fluctuate.

We utilize non-GAAP reporting in our quarterly earnings press releases.

As part of our quarterly earnings press releases, we publish measures compiled in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as well as non-GAAP financial measures along with a reconciliation between the GAAP and non-GAAP financial measures. The reconciling items have adjusted GAAP net income and GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be more meaningful to investors in analyzing the results of operations and income generation as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions on such non-GAAP financial measures. If we decide to curtail use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be affected if investors analyze our performance in a different manner.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists our principal locations for sales, marketing and technical personnel:

Location	Approximate Square Footage	Lease Expiration
Santa Clara, California (current Corporate Headquarters)	87,000	January 2017
San Carlos, California (future Corporate Headquarters)	76,000	February 2026
Bangalore, India	69,000	November 2017
Wayne, Pennsylvania	65,000	October 2025
Burbank, California	62,000	June 2019
Tulsa, Oklahoma	46,000	June 2016
Boston, Massachusetts	20,000	November 2021
Luxembourg	18,000	February 2021

We also lease space for sales, marketing and technical personnel in Golden, Colorado; Ann Arbor, Michigan; New York, New York; Plano, Texas; London and Maidenhead, United Kingdom; Shanghai, China; Tokyo, Japan and Seoul, South Korea.

Our primary locations for product development are Burbank, Santa Clara and San Mateo, California; Golden, Colorado; Luxembourg; Boston, Massachusetts; Ann Arbor, Michigan; Wayne, Pennsylvania and Bangalore, India.

We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to this item is contained in Note 10 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of Rovi Corporation is listed on the NASDAQ Global Select Market under the symbol "ROVI". The following table sets forth, for the periods indicated, the reported high and low intraday sales prices for the common stock of Rovi Corporation:

	High	Low
2015
First Quarter	$26.44	$18.06
Second Quarter	$19.90	$15.57
Third Quarter	$17.54	$9.21
Fourth Quarter	$18.18	$8.01

2014
First Quarter	$25.34	$19.56
Second Quarter	$25.09	$19.50
Third Quarter	$25.12	$19.55
Fourth Quarter	$23.38	$17.52

As of December 31, 2015, the closing price of our common stock as reported on the NASDAQ Global Select Market was $16.66 per share. As of February 5, 2016 there were 662 holders of record of our common stock, based on information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms.

Stock Performance Graph*

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index (the “Nasdaq”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) from December 31, 2010 through December 31, 2015. The graph assumes an initial investment of $100 in our common stock and in each of the market indices on December 31, 2010, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	December 31,
	2010	2011	2012	2013	2014	2015
Rovi	100	40	25	32	36	27
Nasdaq	100	99	116	163	187	200
S&P 500	100	102	118	157	178	181
Russell 2000	100	96	111	155	162	155

* The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of Rovi Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividend Policy

We have not paid any cash dividends in the last two years and do not anticipate paying any cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all earnings for use in our business operations and to pay down debt. Our Senior Secured Credit Facility contains customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dividends and other distributions (See Note 9 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference).

Recent Sales of Unregistered Securities

During the three months ended December 31, 2015, there were no sales of unregistered securities.

Issuer Purchases of Equity Securities

Rovi may choose to repurchase shares under its ongoing repurchase program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value and there is no alternative investment opportunity expected to generate a higher risk-adjusted return on investment.

The following table provides information about Company purchases of its common stock during the three months ended December 31, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2015	—	$—	—	$50,472.6
November 2015	—	$—	—	$50,472.6
December 2015	—	$—	—	$50,472.6
Total	—	$—	—

(1)	Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units.

(2)
On April 29, 2015, our Board of Directors authorized the repurchase of up to $125.0 million of our common stock, excluding shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. The April 2015 authorization included amounts which were outstanding under our previously authorized stock repurchase programs.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth selected financial data (in millions, except per share amounts). The information is not necessarily indicative of results of future operations. The selected financial data is derived from, and should be read in conjunction with, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II and the Consolidated Financial Statements and notes thereto included in Part IV of this Annual Report on Form 10-K, which are incorporated by reference herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenues	$526,271	$542,311	$537,390	$526,094	$584,124
Operating income from continuing operations	71,756	83,710	83,333	64,433	97,173
(Loss) income from continuing operations, net of tax	(4,292)	(13,522)	21,335	(20,142)	8,167
Loss from discontinued operations, net of tax	—	(56,222)	(193,425)	(14,202)	(49,453)
Net loss	(4,292)	(69,744)	(172,090)	(34,344)	(41,286)

Basic loss per share:
Continuing operations	$(0.05)	$(0.15)	$0.22	$(0.19)	$0.07
Discontinued operations	—	(0.61)	(1.97)	(0.14)	(0.45)
Basic loss per share	$(0.05)	$(0.76)	$(1.75)	$(0.33)	$(0.38)
Diluted loss per share:
Continuing operations	$(0.05)	$(0.15)	$0.22	$(0.19)	$0.07
Discontinued operations	—	(0.61)	(1.96)	(0.14)	(0.43)
Diluted loss per share	$(0.05)	$(0.76)	$(1.74)	$(0.33)	$(0.36)

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Total cash, cash equivalents and marketable securities	$324,269	$469,020	$641,121	$968,233	$485,480
Total assets (1)	2,199,296	2,421,152	2,687,178	3,260,370	2,898,508
Long-term liabilities (1)	1,075,512	910,906	1,264,041	1,444,507	1,051,314
Total stockholders’ equity	1,030,565	1,106,264	1,313,216	1,587,421	1,692,752

(1)
In April 2015, the Financial Accounting Standards Board (the "FASB") issued guidance that generally requires unamortized debt issuance costs related to a recognized debt obligation be presented as a deduction from the carrying amount of the debt obligation. We elected to early adopt the requirements. As a result of the early adoption, unamortized debt issuance costs were generally reclassified from Other long-term assets to Long-term debt, less current portion for all periods presented. In addition, in November 2015, the FASB issued guidance that requires deferred tax assets and liabilities to be presented as noncurrent in a classified statement of financial position. We elected to early adopt the requirements and apply them retrospectively for all periods presented. As a result of the early adoption, current deferred tax assets were netted against noncurrent deferred tax liabilities for all periods presented. See Note 1 to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained in Part IV of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A. "Risk Factors" included in Part I of this Annual Report on Form 10-K.

Executive Overview of Results

Revenue for the year ended December 31, 2015 decreased by 3% compared to the prior year as a result of a 1% decline in revenue in our Intellectual Property Licensing segment and a 5% decline in revenue in our Product segment. For the year ended December 31, 2015, 27% of revenue was from our contracts with AT&T Inc. (including DIRECTV), Comcast and Time Warner Cable. In September 2015, the Company's contract with Time Warner Cable was extended to March 2016 and in December 2015, our contract with AT&T (including DIRECTV) was extended to December 2022. Our contract with Comcast expires in March 2016.

For the year ended December 31, 2015, our loss from continuing operations was $4.3 million, or $0.05 of diluted loss per share, compared to a loss from continuing operations of $13.5 million, or $0.15 of diluted loss per share in the prior year. The improvement was primarily the result of a decrease in costs incurred to restructure and service our debt portfolio and to restructure our operations, as well as the realization of savings from past restructuring actions, including cost savings associated with lower research and development spending. These benefits were offset in part by lower revenue and an increase in Selling, general and administrative expenses.

During the year ended December 31, 2015, we strengthened our financial position, improved our liquidity and secured additional resources that can be strategically deployed by:

•	generating $143.0 million in operating cash flow from continuing operations,

•	issuing $345.0 million of par value of Convertible Senior Notes that mature March 1, 2020 (the “2020 Convertible Notes”),

•
purchasing a convertible bond call option to manage the potential dilution to earnings per share associated with the 2020 Convertible Notes and selling a warrant for a net cost of $33.5 million, the combined effect of which is to increase the effective conversion price of the 2020 Convertible Notes from $28.9044 per share to $40.1450 per share,

•	repurchasing $291.0 million of par value of our 2.625% Convertible Senior Notes due in 2040 (the “2040 Convertible Notes”),

•	extinguishing our Term Loan Facility A due in 2019 by making $125.0 million in voluntary principal prepayments,

•	terminating our $175.0 million revolving credit facility due in 2019, and

•	repurchasing 9.5 million shares of our common stock for $150.2 million.

Comparison of Years Ended December 31, 2015 and 2014

The consolidated results of operations for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Revenues	$526,271	$542,311	$(16,040)	(3)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	102,970	107,253	(4,283)	(4)%
Research and development	100,627	107,114	(6,487)	(6)%
Selling, general and administrative	154,448	138,368	16,080	12%
Depreciation	17,410	17,540	(130)	(1)%
Amortization of intangible assets	76,982	77,887	(905)	(1)%
Restructuring and asset impairment charges	2,160	10,939	(8,779)	(80)%
Gain on sale of patents	(82)	(500)	418	(84)%
Total costs and expenses	454,515	458,601	(4,086)	(1)%
Operating income from continuing operations	71,756	83,710	(11,954)	(14)%
Interest expense	(46,826)	(54,768)	7,942	(15)%
Interest income and other, net	716	4,069	(3,353)	(82)%
Loss on interest rate swaps	(13,368)	(17,874)	4,506	(25)%
Loss on debt extinguishment	(2,815)	(5,159)	2,344	(45)%
Loss on debt modification	—	(3,775)	3,775	(100)%
Income from continuing operations before income taxes	9,463	6,203	3,260	53%
Income tax expense	13,755	19,725	(5,970)	(30)%
Loss from continuing operations, net of tax	(4,292)	(13,522)	9,230	(68)%
Loss from discontinued operations, net of tax	—	(56,222)	56,222	(100)%
Net loss	$(4,292)	$(69,744)	$65,452	(94)%

Revenues

For the year ended December 31, 2015, revenue decreased 3% compared to the prior year as a result of a $3.3 million decrease in revenue in our Intellectual Property Licensing segment and a $12.7 million decrease in revenue in our Product segment. For additional details on the changes in revenue, see the discussion of our segment results below.

Cost of revenues, excluding amortization of intangible assets

Cost of revenues, excluding amortization of intangible assets consist primarily of service costs, employee-related costs, patent prosecution, maintenance and litigation costs and an allocation of overhead and facilities costs. For the year ended December 31, 2015, Cost of revenues, excluding amortization of intangible assets decreased from the prior year primarily due to a $5.9 million decrease in patent prosecution and defense costs offset in part by increased investments in our analytics operations.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs. For the year ended December 31, 2015, Research and development expenses decreased compared to the prior year as decreases in spending on our Metadata operations and legacy products were partially offset by increased investments to support our cloud-based platforms and analytics services.

Selling, general and administrative

Selling expenses are comprised primarily of employee-related costs, including travel costs, advertising costs and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee-related costs, including travel costs, corporate accounting, tax and legal fees and an allocation of overhead and facilities costs.

The increase in Selling, general and administrative expenses during the year ended December 31, 2015 was primarily due to $4.3 million of costs incurred in 2015 related to a contested proxy election, $3.5 million of higher employee-related costs, a $1.8 million increase in franchise taxes, a $0.6 million increase in bad debt expense and the prior year including the reimbursement of $0.8 million in legal fees related to a previously settled case. In addition, Selling, general and administrative expenses were reduced during the years ended December 31, 2015 and 2014 by $0.9 million and $2.7 million, respectively, from changes in the estimated Veveo contingent consideration liability. The increase in employee costs related to the major service provider license renewals and the expansion of our patent strategy group more than offset reductions in employee costs due to our cost saving initiatives.

Amortization of intangible assets

For the year ended December 31, 2015, Amortization of intangible assets decreased from the prior year primarily due to certain intangible assets related to past acquisitions becoming fully amortized during the period. This decrease was partially offset by additional amortization related to the Veveo acquisition in February 2014 and the acquisition of a patent portfolio in July 2014.

Restructuring and asset impairment charges

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and our narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in charges of $2.2 million and $10.9 million during the years ended December 31, 2015 and 2014, respectively. Amounts recorded during the year ended December 31, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Gain on sale of patents

During the years ended December 31, 2015 and 2014, we recorded gains from the sale of patents. We anticipate selling additional patents in the future as we continue to look for additional ways to monetize patents we hold that are outside our core discovery portfolio.

Interest expense

For the year ended December 31, 2015, Interest expense decreased compared to the prior year primarily due to a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes as well as a decrease in average debt outstanding.

Interest income and other, net

For the year ended December 31, 2015, the decrease in Interest income and other, net was primarily due to the release of a $1.2 million contingent liability in 2014 that was acquired in a prior acquisition and a $0.6 million decline in equity income from our joint venture in Japan.

Loss on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Consolidated Statements of Operations (see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating interest rate loans to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank

Offering Rate ("LIBOR"), we generally will have a gain when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally will have a loss when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment and Loss on debt modification

During the year ended December 31, 2015, we redeemed $291.0 million in principal of our 2040 Convertible Notes for cash, made voluntary principal prepayments that extinguished Term Loan Facility A and elected to terminate our Revolving Facility. As a result of these actions, we recognized a Loss on debt extinguishment of $2.8 million for the year ended December 31, 2015.

The July 2014 issuance of the Senior Secured Credit Facility and the subsequent repayment of a previous credit facility were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in the previous credit facility that elected not to participate in the Senior Secured Credit Facility were extinguished. The Consolidated Statements of Operations for the year ended December 31, 2014 includes a $5.2 million Loss on debt extinguishment related to unamortized debt issuance costs and unamortized debt discount for those creditors. Additionally, debt issuance costs of $3.8 million related to the issuance of the Senior Secured Credit Facility to creditors from the previous credit facility were recognized as a Loss on debt modification in the Consolidated Statements of Operations for the year ended December 31, 2014.

Income tax expense

Due to our significant net operating loss carryforward and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the year ended December 31, 2015 of $13.8 million, which primarily consists of $14.3 million of foreign withholding taxes, a $2.1 million increase in net deferred tax liabilities, $1.2 million of foreign income taxes and $0.7 million of state income taxes, which reflects the settlement of the Company's 2008 California tax return, which were partially offset by a $4.5 million reduction in reserves for unrecognized tax benefits. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which, among other provisions, retroactively extended the U.S. federal research and development tax credit for the year ended December 31, 2015, resulting in the generation of a research and development tax credit of $1.3 million which was recognized in the fourth quarter of 2015. The research and development tax credit created a tax attribute to which we applied a full valuation allowance.

We recorded Income tax expense for the year ended December 31, 2014 of $19.7 million which primarily consists of $17.2 million of foreign withholding taxes, $3.7 million related to previously unrecognized tax benefits, $1.1 million of state income taxes and $0.9 million of foreign income taxes, partially offset by $2.0 million from the change in deferred tax liabilities and $1.2 million of foreign deferred tax asset adjustments.

Loss from discontinued operations, net of tax

The loss from discontinued operations for the year ended December 31, 2014 is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 14 of the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

Intellectual Property Licensing Segment

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Service Provider	$216,777	$200,799	$15,978	8%
Consumer Electronics	65,045	84,359	(19,314)	(23)%
Intellectual Property Licensing Revenues	281,822	285,158	(3,336)	(1)%
Adjusted Operating Expenses	60,926	59,810	1,116	2%
Adjusted EBITDA	$220,896	$225,348	$(4,452)	(2)%
Adjusted EBITDA Margin	78.4%	79.0%

For the year ended December 31, 2015, Intellectual Property Licensing revenue decreased 1% compared to the prior year due to an 8% increase in revenue from Service Providers and a 23% decrease in revenue from CE manufacturers. Revenue from Service Providers primarily benefited from a new IPG patent license agreement executed in the fourth quarter of 2015 that included catch-up payments to make us whole for the pre-license period of use. The decrease in revenue from CE manufacturers was primarily due to a major CE manufacturer being out of license in 2015 and a decrease in revenue from catch-up payments included in patent license agreements intended to make us whole for the pre-license period of use as compared to the prior year. A decrease in our licensees' market share, combined with continuing pressures on their business models, have also contributed to the decline in our revenue from CE manufacturers. This decline could continue unless we are able to successfully license the new entrants to this market.

Intellectual Property Licensing segment Adjusted Operating Expenses increased 2% during the year ended December 31, 2015 primarily due to a $6.5 million increase in employee-related and consulting costs and a $0.5 million Gain on sale of patents that reduced Adjusted Operating Expenses in the prior year, partially offset by a $5.9 million decrease in patent litigation costs. The increase in employee-related and consulting costs for the year ended December 31, 2015 was primarily due to efforts to renew licenses with AT&T (including DIRECTV), Comcast, EchoStar and Time Warner Cable and the expansion of the patent strategy group.

Product Segment

The Product segment's results of operations for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Service Provider	$200,985	$204,877	$(3,892)	(2)%
Consumer Electronics	21,785	22,342	(557)	(2)%
Other	21,679	29,934	(8,255)	(28)%
Product Revenues	244,449	257,153	(12,704)	(5)%
Adjusted Operating Expenses	195,364	197,405	(2,041)	(1)%
Adjusted EBITDA	$49,085	$59,748	$(10,663)	(18)%
Adjusted EBITDA Margin	20.1%	23.2%

For the year ended December 31, 2015, Product segment revenue decreased 5% compared to the prior year due to a 2% decrease in revenue from Service Providers, a 2% decrease in CE revenue and a 28% decrease in Other revenue. The decrease in Service Provider revenue was primarily the result of acceptance of our Passport guide product for deployment in multiple countries with a major Latin American service provider which benefited revenue in 2014, offset in part by an increase in advertising revenues. Advertising revenue growth in 2015 was partially offset by agreements with a major pay TV provider during 2015 and 2014 to report its advertising sales to us on a more timely basis. As a result, advertising revenue for 2015 and 2014 includes a benefit of $1.5 million and $3.0 million, respectively, from the more timely reporting. As a result of these changes, we now recognize IPG advertising revenue related to this pay TV provider with no lag. The decrease in CE revenue was primarily due to a decrease in the number of units shipped that incorporate our products. The decrease in Other revenue was the result of a decline in ACP revenue, including the effect of a license agreement executed in the prior year that allowed a licensee to incorporate our ACP technology in specified devices in perpetuity; however, both periods included significant perpetual license fees that are not expected to recur.

Adjusted Operating Expenses decreased 1% during the year ended December 31, 2015 compared to the prior year as a decrease in spending on Metadata and legacy products due to cost saving initiatives were partially offset by increased investments to support our cloud-based platforms and analytics services.

Corporate

Corporate costs for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Adjusted Operating Expenses	$54,681	$51,737	2,944	6%

For the year ended December 31, 2015, Corporate Adjusted Operating Expenses increased primarily due to an increase in consulting and legal costs as well as an increase in franchise taxes. Legal expenses in 2014 benefited from an $0.8 million reimbursement of legal fees related to a previously settled case.

Comparison of Years Ended December 31, 2014 and 2013

The consolidated results of operations for the year ended December 31, 2014 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2014	2013	Change $	Change %
Revenues	$542,311	$537,390	$4,921	1%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	107,253	96,361	10,892	11%
Research and development	107,114	111,326	(4,212)	(4)%
Selling, general and administrative	138,368	147,544	(9,176)	(6)%
Depreciation	17,540	16,775	765	5%
Amortization of intangible assets	77,887	74,413	3,474	5%
Restructuring and asset impairment charges	10,939	7,638	3,301	43%
Gain on sale of patents	(500)	—	(500)	N/A
Total costs and expenses	458,601	454,057	4,544	1%
Operating income from continuing operations	83,710	83,333	377	—%
Interest expense	(54,768)	(62,019)	7,251	(12)%
Interest income and other, net	4,069	2,775	1,294	47%
(Loss) income on interest rate swaps	(17,874)	2,898	(20,772)	(717)%
Loss on debt extinguishment	(5,159)	(2,761)	(2,398)	87%
Loss on debt modification	(3,775)	(1,351)	(2,424)	179%
Income from continuing operations before income taxes	6,203	22,875	(16,672)	(73)%
Income tax expense	19,725	1,540	18,185	1,181%
(Loss) income from continuing operations, net of tax	(13,522)	21,335	(34,857)	(163)%
Loss from discontinued operations, net of tax	(56,222)	(193,425)	137,203	(71)%
Net loss	$(69,744)	$(172,090)	$102,346	(59)%

Revenues

For the year ended December 31, 2014, total revenue increased by 1% compared to the prior year. This was driven by an $8.1 million decrease in revenue from our Intellectual Property Licensing segment which was more than offset by a $13.0 million increase in revenue from our Product segment. For additional details on the changes in revenue, see the discussion of our segment results below.

Cost of revenues, excluding amortization of intangible assets

For the year ended December 31, 2014, Cost of revenues, excluding amortization of intangible assets increased from the prior year primarily due to the international expansion of our Metadata offering and an increase in professional services. These increases were partially offset by a $4.2 million decrease in patent litigation and prosecution costs.

Research and development

For the year ended December 31, 2014, Research and development expenses decreased from the prior year primarily due to a $7.6 million decrease in stock compensation expense, partially offset by a $4.5 million increase in consulting and other employee compensation expenses primarily related to the development of our cloud-based platform and advanced search and recommendation services. The decrease in stock compensation expense in 2014 was driven by our actual forfeitures exceeding our forfeiture estimate, primarily due to our restructuring actions, and a decrease in the number of stock options granted in recent years.

Selling, general and administrative

For the year ended December 31, 2014, Selling, general and administrative expenses decreased from the prior year primarily due to a $6.9 million decrease in stock compensation expense, a $2.7 million reduction in our contingent consideration liability related to the Veveo acquisition, a $2.1 million decrease in marketing programs and a $1.0 million decrease in corporate legal expenses, partially offset by a $3.5 million increase in consulting expenses related to planning for license renewals with Time Warner Cable, DIRECTV, Comcast and EchoStar. In 2014, legal expenses benefited from a $0.8 million reimbursement of legal fees related to a previously settled case. The decrease in stock compensation expense in 2014 was driven by our actual forfeitures exceeding our forfeiture estimate, primarily due to our restructuring actions, and a decrease in the number of stock options granted in recent years.

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

Restructuring and asset impairment charges

In conjunction with the disposition of the Rovi Entertainment Store and DivX and MainConcept businesses and our narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in Restructuring and asset impairment charges of $10.9 million in 2014.

During 2013, we continued the review of our operations that began in the third quarter of 2012. As a result of this analysis, we took additional cost reduction actions, which resulted in Restructuring and asset impairment charges of $7.6 million in 2013.

Gain on sale of patents

During the year ended December 31, 2014, we recorded a gain of $0.5 million from a patent sale.

Interest expense

For the year ended December 31, 2014, Interest expense decreased compared to the prior year primarily due to a decrease in average debt outstanding.

Interest income and other, net

For the year ended December 31, 2014, Interest income and other, net increased compared to the prior year primarily due to the release of a $1.2 million contingent liability which was assumed in a prior acquisition.

(Loss) income on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Consolidated Statements of Operations (see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating interest rate loans to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally will have a gain when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally will have a loss when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment and Loss on debt modification

The July 2014 issuance of the Senior Secured Credit Facility and the subsequent repayment of a previous credit facility were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in the previous credit facility that elected not to participate in the Senior Secured Credit Facility were extinguished. The Consolidated Statements of Operations for the year ended December 31, 2014 includes a $5.2 million Loss on debt extinguishment related to unamortized debt issuance costs and unamortized debt discount for those creditors. Additionally, debt issuance costs of $3.8 million related to the issuance of the Senior Secured Credit Facility to creditors from the previous credit facility were recognized as a Loss on debt modification in the Consolidated Statements of Operations for the year ended December 31, 2014.

The April 2013 issuance of a previous Term Loan B-3 and the subsequent repayment of a previous Term Loan B-2 were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in Term Loan B-2 that elected not to participate in Term Loan B-3 were extinguished. The Consolidated Statements of Operations for the year ended December 31, 2013 includes a $2.8 million Loss on debt extinguishment related to unamortized debt issuance costs and unamortized debt discount for those creditors. Additionally, debt issuance costs of $1.0 million related to the issuance of Term Loan B-3 were recognized as a Loss on debt modification in the Consolidated Statements of Operations for the year ended December 31, 2013.

Income tax expense

We recorded Income tax expense for the year ended December 31, 2014 of $19.7 million, which primarily consists of $17.2 million of foreign withholding taxes, $3.7 million related to previously unrecognized tax benefits, $1.1 million of state income taxes and $0.9 million of foreign income taxes, partially offset by $2.0 million from the change in deferred tax liabilities and $1.2 million of foreign deferred tax asset adjustments.

We recorded Income tax expense for the year ended December 31, 2013 of $1.5 million, which primarily consists of $15.0 million of foreign withholding taxes, $0.3 million of state income taxes and $0.2 million of foreign income taxes, reduced by $13.0 million from the release of unrecognized tax benefits and $1.0 million from the change in our deferred tax liabilities.

Loss from discontinued operations, net of tax

Discontinued operations for the year ended December 31, 2014 includes the DivX and MainConcept businesses and the Nowtilus business. The loss from discontinued operations for the year ended December 31, 2014 is primarily due to the loss on the sale of the DivX, MainConcept and Nowtilus businesses.

Discontinued operations for the year ended December 31, 2013, includes the DivX and MainConcept businesses, the Rovi Entertainment Store business, the Consumer Web business, the Nowtilus business, expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold and expenses we recorded for indemnification claims related to another former software business which was disposed of in 2008. The loss from discontinued operations for the year ended December 31, 2013, is primarily due to recording a $64.9 million impairment charge to the goodwill and intangible assets of the DivX and MainConcept businesses, a $73.1 million impairment charge to the assets of the Rovi Entertainment Store business and recording a $6.8 million impairment charge to the goodwill and intangible assets of the Consumer Website business as well the loss on disposal of the Rovi Entertainment Store.

Segment Results of Operations

Intellectual Property Licensing Segment

The Intellectual Property Licensing segment's results of operations for the year ended December 31, 2014 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	Change $	Change %
Service Provider	$200,799	$194,324	6,475	3%
Consumer Electronics	84,359	98,886	(14,527)	(15)%
Intellectual Property Licensing Revenues	285,158	293,210	(8,052)	(3)%
Adjusted Operating Expenses	59,810	57,957	1,853	3%
Adjusted EBITDA	$225,348	$235,253	(9,905)	(4)%
Adjusted EBITDA Margin	79.0%	80.2%

For the year ended December 31, 2014, Intellectual Property Licensing revenue decreased by 3% compared to the prior year due to a 3% increase in licensing revenue from service providers which was more than offset by a 15% decrease in licensing revenue from CE manufacturers. The increase in revenue from service providers was due to continued growth in the number of subscribers for which we receive a patent license fee. This increase was partially off-set by a decline in service provider revenue related to catch-up payments, included in patent license agreements, to make us whole for the pre-license period of use. The decrease in revenue from CE manufacturers was due to a decline in revenue related to catch-up payments, included in patent license agreements, to make us whole for the pre-license period of use and a major CE manufacturer being out of contract in 2014.

Intellectual Property Licensing segment Adjusted Operating Expenses increased by 3% during the year ended December 31, 2014 compared to the prior year primarily due to a $3.5 million increase in consulting expense related to planning for the upcoming major service provider license renewals and a $3.2 million increase in employee compensation. These increases were partially offset by a $4.2 million decrease in patent litigation and prosecution costs and a $0.5 million gain in 2014 from selling a patent.

Product Segment

The Product segment's results of operations for the year ended December 31, 2015 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	Change $	Change %
Service Provider	$204,877	$187,065	17,812	10%
Consumer Electronics	22,342	27,262	(4,920)	(18)%
Other	29,934	29,853	81	—%
Product Revenues	257,153	244,180	12,973	5%
Adjusted Operating Expenses	197,405	186,787	10,618	6%
Adjusted EBITDA	$59,748	$57,393	2,355	4%
Adjusted EBITDA Margin	23.2%	23.5%

For the year ended December 31, 2014, Product segment revenue increased by 5% compared to the prior year due to a 10% increase in revenue from service providers partially offset by an 18% decrease in CE revenue. The increase in service provider revenue was primarily driven by growth in IPG product revenue and IPG advertising revenue. Acceptance of our Passport and xD guide products for deployment in multiple countries with a major Latin American service provider contributed to the IPG product revenue growth. The growth in IPG advertising revenue was partially due to a major Pay TV provider agreeing to report its advertising sales to us on a monthly basis instead of a quarterly basis. Due to this change we are now recording advertising revenue related to this pay TV provider on a one month lag instead of a one quarter lag. This change resulted in $3.0 million in additional IPG advertising revenue being recorded in 2014 for the additional two months of reporting. The decrease in CE revenue was primarily due to a decrease in the number of units shipped that incorporated our CE IPG product.

For the year ended December 31, 2014, Adjusted Operating Expenses increased by 6%, as compared to the prior year, primarily due to an increase in employee and consulting costs related to the international expansion of our Metadata offering, an increase in professional services headcount and an increase in spending on our cloud-based platform.

Corporate

Corporate costs for the year ended December 31, 2014 compared to the prior year were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	Change $	Change %
Adjusted Operating Expenses	$51,737	$53,666	(1,929)	(4)%

For the year ended December 31, 2014, Corporate Adjusted Operating Expenses decreased compared to the prior year primarily due to a decrease in Corporate legal expenses. The decrease in Corporate legal expenses was primarily due to a $0.8 million reimbursement of legal fees related to a previously settled case.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by our operations. We believe that our cash position remains strong, and we believe that our cash, cash equivalents and marketable securities and anticipated cash flow generated from operations, as supplemented with access to capital markets, as necessary, are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments, in addition to investments in future growth opportunities and share repurchases for at least the next twelve months. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions.

As of December 31, 2015, we had $101.7 million in cash and cash equivalents, $107.9 million in short-term marketable securities and $114.7 million in long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $209.7 million held by our foreign subsidiaries as of December 31, 2015. Due to our net operating loss carryforwards, we could repatriate amounts held outside the U.S. to the U.S. with a minimal tax impact.

Sources and Uses of Cash

Cash flows in 2015 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2015	2014	Change $	Change %
Continuing Operations:
Net cash provided by operating activities	$143,020	$190,701	$(47,681)	(25)%
Net cash provided by investing activities	77,559	93,729	(16,170)	(17)%
Net cash used in financing activities	(272,852)	(279,764)	6,912	(2)%
Net cash used in discontinued operations	(194)	(5,872)	5,678	(97)%
Effect of exchange rate changes on cash and cash equivalents	(426)	(713)	287	(40)%
Net decrease in cash and cash equivalents	$(52,893)	$(1,919)	$(50,974)	2,656%

Net cash provided by operating activities for the year ended December 31, 2015 decreased $47.7 million primarily due to the receipt of a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013 and lower revenue resulting in lower collections on accounts receivable in 2015, partially offset by lower payments for accrued liabilities, primarily as a result of $7.6 million paid to terminate interest rate swaps in 2014, a $2.9 million reduction in interest payments due to the 2020 Convertible Notes having a lower interest rate than the 2040 Convertible Notes and lower bonus payments. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, the Risk Factors described in Part 1A of this Annual Report on Form 10-K, which is incorporated herein by reference.

Net cash provided by investing activities for the year ended December 31, 2015 decreased $16.2 million due to a decrease in the net use of cash associated with acquisitions and divestitures compared to the prior period, which was partially offset by a decrease in net proceeds from net sales and maturities of marketable securities of $77.1 million and lower spending on capital expenditures. The year ended December 31, 2014 includes payments of $70.3 million for the Veveo and Fanhattan acquisitions and $28.0 million for the purchase of a patent portfolio, offset by the receipt of $50.3 million from the sale of DivX and MainConcept. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will be between $20 million and $25 million for the full year 2016.

Net cash used in financing activities for the year ended December 31, 2015 included $291.0 million of principal payments on our 2040 Convertible Notes and the issuance of $345.0 million of principal of 2020 Convertible Notes. Using the proceeds from the 2020 Convertible Notes issuance, we repaid $100.0 million which had been borrowed against our Revolving Facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes. In connection with issuing the 2020 Convertible Notes, we purchased a call option to manage the potential dilution to earnings per share from conversion of the 2020 Convertible Notes and sold a warrant for a net cash payment of $33.5 million. During the year ended December 31, 2015, we made aggregate voluntary principal prepayments of $125.0 million to extinguish our Term Loan Facility A. The year ended December 31, 2015 includes the payment of $6.2 million in continent consideration and the release of deferred purchase price payments related to previous acquisitions. In addition, we used $154.5 million to repurchase shares of our common stock and received $8.8 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the year ended December 31, 2014, we made $917.5 million in debt principal payments, which was partially offset by $812.0 million of additional borrowing under the Senior Secured Credit Facility and used $192.2 million to repurchase shares of our common stock. The year ended December 31, 2014 also included the receipt of $17.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

On April 29, 2015, our Board of Directors authorized the repurchase of up to $125.0 million of our common stock.  The April 2015 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. As of December 31, 2015, our remaining stock repurchase authorization was $50.5 million.

Cash flows in 2014 compared to the prior year were as follows (in thousands):

	Year Ended December 31,
	2014	2013	Change $	Change %
Continuing Operations:
Net cash provided by operating activities	$190,701	$204,990	$(14,289)	(7)%
Net cash provided by investing activities	93,729	154,077	(60,348)	(39)%
Net cash used in financing activities	(279,764)	(475,171)	195,407	(41)%
Net cash used in discontinued operations	(5,872)	(11,025)	5,153	(47)%
Effect of exchange rate changes on cash and cash equivalents	(713)	(1,736)	1,023	(59)%
Net decrease in cash and cash equivalents	$(1,919)	$(128,865)	$126,946	(99)%

Net cash provided by operating activities decreased $14.3 million for the year ended December 31, 2014. Operating cash flow in 2014 benefited from a significant upfront payment in the first quarter of 2014 related to a multi-year licensing deal signed in the fourth quarter of 2013. Our accounts receivable also decreased by $20.5 million from year-end due to collecting certain large receivable balances relating to deals signed at the end of 2013. However, the operating cash flow benefit from collecting these accounts receivable balances was partially offset by a $17.8 million decrease in accounts payable and accrued expenses and other long-term liabilities and payments of $7.6 million to retire certain interest rate swaps in connection with our 2014 Senior Secured Credit Facility refinancing.

Net cash provided by investing activities decreased $60.3 million for the year ended December 31, 2014. The year ended December 31, 2014 included a decrease in net proceeds from net sales and maturities of marketable securities of $24.8 million and $50.3 million in proceeds from the sale of DivX and MainConcept, partially offset by $23.4 million in capital expenditures, $70.3 million in payments made for the Veveo and Fanhattan acquisitions and the acquisition of a $28.0 million patent portfolio. Included in 2013 investing activities was $19.1 million in capital expenditures and $10.0 million paid to acquire IntegralReach.

Net cash used in financing activities decreased by $195.4 million for the year ended December 31, 2014. During the year ended December 31, 2014, we made $105.5 million in net debt principal payments and repurchased $192.2 million of our common stock. These uses of cash were partially offset by us receiving $17.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan. During the year ended December 31, 2013, we made $311.6 million in net debt payments and repurchased $182.1 million of our common stock. These uses of cash were partially offset by us receiving $18.6 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$284,241	$—	$—
Term Loan Facility A	—	—	125,000	123,541
Term Loan Facility B	689,500	682,915	696,500	688,823
2040 Convertible Notes	—	—	290,990	288,883
Total	$1,034,500	$967,156	$1,112,490	$1,101,247

In September 2015, we elected to terminate our Revolving Facility which had made $175.0 million available to obtain short-term or long-term financing.

During the next twelve months, $7.0 million of our debt is scheduled to mature. For more information on our borrowings, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

2020 Convertible Notes

We issued $345.0 million in aggregate principal of 0.500% Convertible Notes that matures on March 1, 2020 at par pursuant to an Indenture dated March 4, 2015 (the "2015 Indenture"). The 2020 Convertible Notes may be converted, under certain circumstances, based on an initial conversion rate of 34.5968 shares of common stock per $1,000 of principal of notes (which represents an initial conversion price of approximately $28.9044 per share). Holders may convert the 2020 Convertible Notes prior to the close of business on the business day immediately preceding December 1, 2019, in multiples of $1,000 of principal under the following circumstances:

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

As a result of voluntary principal prepayments in 2015, Term Loan Facility A was extinguished. As of December 31, 2015, no amounts related to Term Loan Facility A remain outstanding.

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

In September 2015, the Revolving Facility was terminated at our election.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. Term Loan Facility A and the Revolving Facility contained financial covenants that required that we maintained a minimum consolidated interest coverage ratio and a maximum total leverage ratio. Term Loan Facility B does not contain a minimum consolidated interest coverage ratio or a maximum total leverage ratio covenant. We may be required to make an additional payment on the Term Loan Facility each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No payment was required in February 2015.

2040 Convertible Notes

We issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require us to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, we redeemed the remaining $3.6 million of outstanding principal. As of December 31, 2015, no amounts related to the 2040 Convertible Notes remain outstanding.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Our estimates, assumptions and judgments are based on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Making estimates, assumptions and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Management believes the estimates, assumptions and judgments employed and resulting balances reported in the Consolidated Financial Statements are reasonable; however, actual results could differ materially.

A summary of our significant accounting policies, including a discussion about associated risks and uncertainties, is contained in Note 1 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference. An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes to the estimate that are reasonably possible could materially affect the financial statements. Of our significant accounting policies, the following are considered critical to understanding our Consolidated Financial Statements and evaluating our results as they are inherently uncertain, involve the most subjective or complex judgments, include areas where different estimates reasonably could have been used and the use of an alternative estimate that is reasonably possible could materially affect the financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is reasonably assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered and whether the delivered element has stand-alone value to the customer and (2) allocate the total consideration among the various elements based on their relative selling price using vendor specific objective evidence ("VSOE") of selling price, if it exists; otherwise selling price is determined based on third-party evidence ("TPE") of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price ("BESP") to allocate the arrangement consideration.

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

CE and Service Provider Licensing

We license our proprietary IPG and ACP technologies to CE manufacturers, integrated circuit makers, service providers and others. For agreements where license fees are based on the number of units shipped or number of subscribers, we generally recognize revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to us in the quarter immediately following that of actual shipment by the manufacturer. Our significant experience and established relationships with certain ACP technology licensing customers enable us to reasonably estimate current period volume for purposes of recognizing revenue. Accordingly, revenue from these customers is recognized in the period the customer is estimated to have shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to us by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license. For instance, major CE IPG licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. At times we enter into IPG patent license agreements in which we provide a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, we generally use BESP to allocate the consideration between the release for past infringement and the go-forward patent license. In determining BESP of the past infringement component and the go-forward license agreement, we consider such factors as the number of units shipped in the past and in what territories these units where shipped, the number of units expected to be shipped in the future and in what territories these units are expected to be shipped, as well as the licensing rate we generally receive for units shipped in these territories. As the revenue recognition criteria for the past infringement is generally satisfied on the execution of the agreement, the amount of consideration allocated to the past infringement is generally recognized in the period the agreement is executed and the consideration allocated to the go-forward license agreement is recognized ratably over the future license term. In addition, we have entered into agreements in which a licensee pays us a one-time fee for a perpetual license to our ACP technology. Provided that collectability is reasonably assured, we record revenue related to these agreements when the agreement is executed as we have no significant continuing obligations and the amounts are fixed and determinable.

We also generate advertising revenue through our IPGs. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

Metadata Licensing

We license Metadata to service providers, CE manufacturers and online portals among others. We generally receive a monthly or quarterly fee from our licensees for the right to use the Metadata, receive regular updates to the Metadata and integrate the Metadata into their own service. We recognize revenue on a straight-line basis over the period the licensee has the right to receive the Metadata service.

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

Qualitative factors are first assessed to determine whether events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors which could trigger an interim impairment review, include, but are not limited to a:

•	significant deterioration in general economic, industry or market conditions;

•	significant adverse developments in cost factors;

•	significant deterioration in actual or expected financial performance or operating results;

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

•	significant sustained decrease in share price.

If, based on the qualitative assessment, it is considered more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative two-step impairment test is performed. In the first step of the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. The fair value of the Intellectual Property Licensing reporting unit is estimated using an income approach and the fair value of the Product reporting unit is estimated by weighting the fair values derived from an income approach and a market approach. Under the income approach, the fair value of a reporting unit is estimated based on the present value of estimated future cash flows and considers estimated revenue growth rates, future operating margins and risk-adjusted discount rates. Under the market approach, fair value is estimated based on market multiples of revenue or earnings derived from comparable publicly-traded companies. The carrying amount of a reporting unit is determined by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired and no further testing is performed.

If the fair value of a reporting unit is less than its carrying amount, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recognized.

The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. Estimating the fair value of a reporting unit considers future revenue growth rates, operating margins, income tax rates and economic and market conditions, as well as risk-adjusted discount rates and the identification of appropriate market comparable data.

During the three months ended September 30, 2015, the extent and duration of the decline in our stock price, among other factors, indicated that it was more-likely-than-not that the fair value of our reporting units was less than their carrying amount and, as a result, a quantitative interim goodwill impairment test was performed.

The results of the quantitative interim goodwill impairment test performed during the three months ended September 30, 2015 indicated that the estimated fair value exceeded the carrying amount by 10% and 37% for the Intellectual Property Licensing and Product reporting units, respectively. While the quantitative interim goodwill impairment test indicated that the fair value of each reporting unit exceeded its respective carrying amount, if we fail to renew licenses, or renew licenses with materially different terms than those assumed, particularly with Comcast, EchoStar or Time Warner Cable, if there is a significant decline in our stock price or if market multiples for comparable publicly-traded companies decrease, an impairment of goodwill could result, the effect of which could be material.

We have not recorded a goodwill impairment charge for continuing operations as a result of an interim or annual impairment test during the years ended December 31, 2015, 2014 and 2013.

Impairment of Long‑Lived Assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are assessed for potential impairment whenever events or changes in circumstances (collectively, “triggering events”) indicate the carrying amount of an asset group may not be recoverable. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. Once a triggering event has been identified, the impairment test employed is based on whether the intent is to continue to use the asset group or to hold the asset group for sale. For assets held for use, recoverability is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted future cash flows are less than the carrying amount of the asset group, the asset group is impaired. The amount of impairment, if any, is measured as the difference between the carrying amount of the asset group and its fair value. The impairment is allocated to the long-lived assets of the asset group on a pro rata basis using their relative carrying amounts, but only to the extent the carrying amount of each asset exceeds its fair value.

For assets held for sale, to the extent the carrying amount is greater than the asset group’s fair value less costs to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented in the Consolidated Balance Sheets at the lower of their carrying amount or fair value less cost to sell, and are no longer depreciated.

Determining whether a long-lived asset group is impaired requires various estimates, assumptions and judgments, including whether a triggering event has occurred and the identification of appropriate asset groups. When we are required to estimate the fair value of a long-lived asset group, we generally use a discounted cash flow technique. Significant estimates, assumptions and judgments inherent in the discounted cash flow technique include the amount and timing of the future cash flows associated with the asset group, the expected long-term growth rate, income tax rates and economic and market conditions, as well as risk-adjusted discount rates. If we establish different asset groups or utilize different valuation methodologies or assumptions, the impairment test results could differ.

Equity-Based Compensation

We recognize the grant date fair value of equity-based awards as compensation on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options and employee stock purchase plan shares using the Black-Scholes-Merton option pricing formula which uses complex and subjective inputs, such as the expected volatility of our common stock over the expected term of the award and projected employee exercise behavior. We estimate expected volatility using a combination of historical volatility and implied volatility derived from publicly-traded options on our common stock. When historical data is available and relevant, the expected term of the award is estimated based on the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, we use the average of the vesting period and the contractual term of the award to estimate the expected term of the award.

We estimate the fair value of restricted stock and restricted stock units subject to service or performance conditions as the market value of our common stock on the date of grant and we use a Monte Carlo simulation to estimate the fair value of restricted stock units subject to market conditions.

The number of awards expected to be forfeited during the requisite service period is estimated at the time of grant. We use historical data to estimate pre-vesting forfeitures and record equity-based compensation only for those awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to be forfeited is recorded as a cumulative adjustment in the period estimates are revised.

The estimated fair value of our equity-based compensation awards is subject to significant estimates, assumptions and judgments. Changing the terms of our equity-based compensation awards, granting new forms of awards, changing the number of awards granted, changes in the price of our common stock or the historical or implied volatility derived from publicly-traded options on our common stock, or adjusting our forfeiture assumptions, may cause us to realize material changes in equity-based compensation in the future.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions and are subject to the examination of our income tax returns by the Internal Revenue Service in the U.S. among other tax authorities which may assert assessments against us. Significant estimates, assumptions and judgments are required in determining our provision for income taxes and income tax assets and liabilities, including the effects of any valuation allowance or unrecognized tax benefits. Our estimates, assumptions and judgments take into account existing tax laws, our interpretation of existing tax laws and possible outcomes of current and future audits conducted by various tax authorities. Changes in tax law or our interpretation of existing tax laws and the resolution of current and future tax audits could significantly impact the provision for income taxes in our Consolidated Financial Statements.

We assess the likelihood that we will be able to recover the carrying amount of our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize as a deferred tax asset valuation allowance, with a corresponding adjustment to earnings or other comprehensive income, as appropriate. The ultimate realization of a deferred tax asset depends on the generation of future taxable income during the periods in which those deferred tax assets will become deductible. In determining the need for a valuation allowance, we assess all available positive and negative evidence regarding the realizability of our deferred tax assets, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, estimated future taxable income (including the reversal of deferred tax liabilities) and whether we have a recent history of losses. Significant judgment is required in assessing the need for, and extent of, any deferred tax asset valuation allowance. The deferred tax asset valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates and changes to estimates of future taxable income.

U.S. GAAP pretax losses incurred since 2011, including those from continuing operations, represent a significant source of negative evidence indicating the need for a valuation allowance with respect to a substantial portion of our deferred tax assets. We believe the size and frequency of losses, including those from continuing operations, in recent years and the uncertainty associated with projecting future taxable income support the conclusion that a valuation allowance is required to reduce our deferred tax assets to the amount expected to be realized. If we achieve profitability in future periods, an evaluation would be performed of whether the recent history of profitability would constitute sufficient positive evidence to support the reversal of a portion, or all, of the valuation allowances. In 2015, we recorded an additional valuation allowance related to our deferred tax assets primarily because of a determination that it was more-likely-than-not that the current year temporary differences expected to reverse in future years will not be realized as we do not expect to be able to carryback such amounts to prior years.

From time to time, we engage in transactions for which the tax consequences may be uncertain. Accruals are established for unrecognized tax benefits, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, when we believe it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position. We adjust our reserves for unrecognized tax benefits when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. The final outcome of a matter can differ from amounts recorded for a number of reasons, including the decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and success in supporting our position with the tax authorities. Although we believe we have adequately reserved for our unrecognized tax benefits, if our estimate proves different than the ultimate outcome, such differences will affect the provision for income taxes in the period in which such determination is made.

Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Long-term debt (2)	$1,034,500	$7,000	$14,000	$359,000	$654,500
Interest on long-term debt (2, 3)	148,207	27,912	54,882	52,954	12,459
Purchase obligations	8,567	5,647	2,920	—	—
Operating lease commitments (4)	96,821	18,262	25,572	17,755	35,232
	$1,288,095	$58,821	$97,374	$429,709	$702,191

(1)
Due to uncertainty about the periods in which tax examinations will be completed and limited information related to ongoing audits, we are unable to reliably estimate the timing of cash payments and settlements associated with liabilities for unrecognized tax benefits; therefore, no amounts related to these obligations have been included.

(2)
The 2020 Convertible Notes are presented based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances. For additional information, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

(3)
Interest on Term Loan Facility B is presented based on the interest rate in effect as of December 31, 2015. For additional information, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

(4)	Operating leases in the above table have been included on a gross basis. The Company has agreements to receive approximately $10.6 million under operating subleases from 2016 to 2019.

Off Balance Sheet Arrangements

We have not engaged in any material off-balance sheet arrangements, including the use of structured finance vehicles, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a summary of applicable recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could impact our financial position, results of operations or cash flows. Our risk management strategy with respect to these market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair value for these exposures is outlined below.

Future realized gains and losses may differ materially from the sensitivity analysis provided below based on changes in the timing and amount of interest rate, foreign currency exchange rate and security price movements and our actual exposures and derivatives in place at the time of the change.

Investment Risk. Our investment portfolio consists of money market mutual funds, U.S. Treasury and agency securities, corporate bonds and auction rate securities, which are classified as cash equivalents and short- and long-term marketable securities. The fair value of our investment portfolio was $267.5 million and $405.4 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the fair value of our auction rate securities totaled $10.3 million and $10.6 million, respectively. As of December 31, 2015, our auction rate securities are comprised of AAA-rated federally insured student loans. Auction rate securities may present liquidity and credit risks as trading markets for the securities depend on attracting sufficient bids for the periodic auctions to succeed. There have been no successful auctions for the auction rate securities we hold for over one year due to insufficient bids from buyers, which may limit the near-term liquidity of these securities and, as a result, we may hold these securities significantly longer than initially expected.

Our investment portfolio is subject to interest rate fluctuations. An increase in interest rates could adversely affect the fair value of our investment portfolio, while a decrease in interest rates could adversely affect the amount of interest income we receive. We regularly monitor the credit risk of our investment portfolio and manage credit risk in accordance with our investment policies and guidelines. We limit our exposure to interest rate and credit risk by establishing and strictly monitoring investment policies and guidelines. The primary objective of these policies is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not use derivative financial instruments to manage or hedge our investment portfolio. A hypothetical 50 basis point increase in interest rates would result in a $1.0 million and $1.2 million decrease in the fair value of our investment portfolio as of December 31, 2015 and 2014, respectively.

While we cannot predict future market conditions or market liquidity, we believe that our investment policies and guidelines provide an appropriate means to manage the risks of our investment portfolio.

Term Loan Facility B. The $689.5 million of borrowings under our Term Loan Facility B is subject to a variable interest rate. If interest rates increase, our debt service obligations would increase even though the amount borrowed remained the same. We have entered into a number of interest rate swaps to hedge this interest rate risk. Under these interest rate swaps, we have generally agreed to pay interest at a fixed rate and receive interest at a floating rate from the counterparties. The terms of our Term Loan Facility B and interest rate swaps are more fully described in Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

2020 Convertible Notes. In March 2015, we issued $345.0 million in principal of 2020 Convertible Notes that have a fixed interest rate of 0.500%. As the 2020 Convertible Notes have a fixed interest rate, there is no economic interest rate exposure. However, the fair value of the 2020 Convertible Notes is exposed to fluctuations in interest rates and securities prices. Generally, the fair value of the 2020 Convertible Notes will decrease as interest rates increase and the fair value of the 2020 Convertible Notes will increase as the price of our common stock increases.

In connection with the offering of the 2020 Convertible Notes, we purchased call options and sold warrants with respect to our common stock. The options are expected to offset the potential dilution with respect to the issuance of shares of our common stock resulting from any conversion of the 2020 Convertible Notes. The warrants will have a dilutive effect with respect to our common stock to the extent that the market price of our common stock exceeds the strike price of the warrants. However, we have the right to settle the warrants in cash or shares. The strike price of the warrants is $40.1450 per share. The number of shares of our common stock underlying the warrants is 11.9 million shares, subject to anti-dilution adjustments.

For further discussion regarding the 2020 Convertible Notes and the related call options and warrants, see Note 9 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

Foreign Currency Exchange Rates. Due to our operations outside the U.S., we are subject to the risks of fluctuations in foreign currency exchange rates. As a substantial majority of our non-U.S. revenue and expense transactions are denominated in U.S. dollars, fluctuations in foreign currency exchange rates could cause our products and services to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Many of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to the respective currency collected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2015. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Rovi maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rovi Corporation and subsidiaries

We have audited Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rovi Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rovi Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Rovi Corporation and subsidiaries and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 11, 2016

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, the Company’s Audit Committee, Corporate Governance and Nominating Committee, stockholder nominations to our Board, and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2015. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K, which is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.     Financial Statements

2.	Financial Statement Schedules

All schedules are either included in the Consolidated Financial Statements and notes thereto or are omitted because they are not applicable.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Mergers, dated as of December 6, 2007, among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub, Inc. and Gemstar-TV Guide International, Inc	8-K	5/5/08	2.1
2.02	Agreement and Plan of Merger, dated February 21, 2014, by and among Rovi Corporation, Victory Acquisition Corp., Veveo, Inc., and Paul Ferri, who will serve as the representative of the Veveo, Inc. stockholders and optionholders.*	8-K	2/24/14	2.1
2.03	Agreement and Plan of Merger dated as of October 30, 2014 by and among Rovi Corporation, Firestone Acquisition Corp., Fanhattan, Inc., and Fortis Advisors LLC as the Stockholders’ Representative*	8-K	12/08/14	2.1
3.01	Certificate of Incorporation of Rovi Corporation, as amended, on July 15, 2009	10-Q	8/6/09	3.01
3.02	Amended and restated Bylaws of Rovi Corporation (as amended and restated on February 11, 2014)	10-K	2/12/14	3.02
4.01	Form of Common Stock Certificate	S-3	7/15/08	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
4.02	Credit Agreement, dated as of July 2, 2014, among Rovi Guides, Inc. and Rovi Solutions Corporation, as borrowers, Rovi Corporation, as parent guarantor, the subsidiary guarantors, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank and SunTrust Robinson Humphrey, Inc., as joint bookrunners and lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	8-K	7/3/14	10.1
4.03	Indenture, dated as of March 4, 2015, by and between the Company and U.S. Bank National Association as trustee	8-K	3/4/15	4.1
4.04	Form of Note representing the Rovi Corporation 0.500% Convertible Senior Notes due 2020 (included in the Indenture referenced in Exhibit 4.03)	8-K	3/4/15	4.2
10.01	Rovi Corporation 2008 Equity Incentive Plan, as amended**	8-K	5/2/14	10.1
10.02	Rovi Corporation 2008 Employee Stock Purchase Plan**	S-8	7/23/08	10.02
10.03	Rovi Corporation 2000 Equity Incentive Plan**	DEF14A	3/16/06	Annex A
10.04	Form of Notice of Stock Option Grant/Nonstatutory Stock Option Agreement pursuant to 2008 Equity Incentive Plan**				X
10.05	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement pursuant to 2008 Equity Incentive Plan**				X
10.06	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for one year vest) pursuant to 2008 Equity Incentive Plan**				X
10.07	Form of Notice of Restricted Stock Award/Restricted Stock Award Agreement (Director grant form for three year vest) pursuant to 2008 Equity Incentive Plan**				X
10.08	Form of Notice of Restricted Stock Unit/Restricted Stock Unit Agreement pursuant to 2008 Equity Incentive Plan**				X
10.09	2015 Senior Executive Company Incentive Plan**	8-K	2/20/15	10.1
10.10	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39
10.11	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09
10.12	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.13	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11
10.14	Lease between GC Net Lease (San Carlos) Investors, LLC and Rovi Corporation, dated June 26, 2015	10-Q	7/30/15	10.01
10.15	Offer letter to Thomas Carson dated December 14, 2011**	8-K	12/16/11	10.1
10.16	Amended and Restated Executive Severance and Arbitration Agreement with Thomas Carson dated December 14, 2011**	8-K	12/16/11	10.2
10.17	Offer letter to John Burke dated February 25, 2014**	8-K	03/13/14	10.1
10.18	Executive Severance and Arbitration Agreement with John Burke effective March 18, 2014**	8-K	03/13/14	10.2
10.19	Executive Succession Planning Agreement dated May 25, 2011 by and between Alfred J. Amoroso and Rovi Corporation**	8-K	5/25/11	10.1
10.20	Form of Indemnification Agreement entered into by Rovi Corporation with each of its directors and executive officers	10-K	3/2/09	10.15
10.21	Form of Executive Severance and Arbitration Agreement **	10-K	2/12/14	10.22
21.01	List of subsidiaries				X
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				***
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

* Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement.

***	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of February, 2016.

ROVI CORPORATION

By:	/s/ Thomas Carson
Thomas Carson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ Thomas Carson	President, Chief Executive Officer and Director	February 11, 2016
Thomas Carson

Principal Financial Officer:

/s/ Peter C. Halt	Chief Financial Officer	February 11, 2016
Peter C. Halt

Principal Accounting Officer:

/s/ Wesley Gutierrez	Chief Accounting Officer and Treasurer	February 11, 2016
Wesley Gutierrez

Additional Directors:

/s/ James E. Meyer	Chairman of the Board of Directors	February 11, 2016
James E. Meyer

/s/ Alan L. Earhart	Director	February 11, 2016
Alan L. Earhart

/s/ Eddy W. Hartenstein	Director	February 11, 2016
Eddy W. Hartenstein

/s/ N. Steven Lucas	Director	February 11, 2016
N. Steven Lucas

/s/ Ruthann Quindlen	Director	February 11, 2016
Ruthann Quindlen

/s/ Raghavendra Rau	Director	February 11, 2016
Raghavendra Rau

/s/ Glenn W. Welling	Director	February 11, 2016
Glenn W. Welling

ROVI CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rovi Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of Rovi Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rovi Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rovi Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 11, 2016

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$101,675	$154,568
Short-term marketable securities	107,879	183,074
Accounts receivable, net	87,128	83,514
Prepaid expenses and other current assets	14,191	12,851
Total current assets	310,873	434,007
Long-term marketable securities	114,715	131,378
Property and equipment, net	34,984	37,227
Intangible assets, net	386,742	463,348
Goodwill	1,343,652	1,343,652
Other long-term assets	8,330	11,540
Total assets	$2,199,296	$2,421,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,113	$83,208
Deferred revenue	12,106	18,399
Current portion of long-term debt	7,000	302,375
Total current liabilities	93,219	403,982
Taxes payable, less current portion	5,332	10,100
Deferred revenue, less current portion	9,414	15,722
Long-term debt, less current portion	960,156	798,872
Deferred tax liabilities, net	66,116	62,198
Other long-term liabilities	34,494	24,014
Total liabilities	1,168,731	1,314,888
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 131,052 shares issued and 82,647 shares outstanding as of December 31, 2015, and 130,627 shares issued and 91,729 shares outstanding as of December 31, 2014	131	131
Treasury stock, 48,405 shares and 38,898 shares at December 31, 2015 and December 31, 2014, respectively, at cost	(1,163,533)	(1,013,218)
Additional paid-in capital	2,419,921	2,339,817
Accumulated other comprehensive loss	(6,503)	(5,307)
Accumulated deficit	(219,451)	(215,159)
Total stockholders’ equity	1,030,565	1,106,264
Total liabilities and stockholders’ equity	$2,199,296	$2,421,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$526,271	$542,311	$537,390
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	102,970	107,253	96,361
Research and development	100,627	107,114	111,326
Selling, general and administrative	154,448	138,368	147,544
Depreciation	17,410	17,540	16,775
Amortization of intangible assets	76,982	77,887	74,413
Restructuring and asset impairment charges	2,160	10,939	7,638
Gain on sale of patents	(82)	(500)	—
Total costs and expenses	454,515	458,601	454,057
Operating income from continuing operations	71,756	83,710	83,333
Interest expense	(46,826)	(54,768)	(62,019)
Interest income and other, net	716	4,069	2,775
(Loss) income on interest rate swaps	(13,368)	(17,874)	2,898
Loss on debt extinguishment	(2,815)	(5,159)	(2,761)
Loss on debt modification	—	(3,775)	(1,351)
Income from continuing operations before income taxes	9,463	6,203	22,875
Income tax expense	13,755	19,725	1,540
(Loss) income from continuing operations, net of tax	(4,292)	(13,522)	21,335
Loss from discontinued operations, net of tax	—	(56,222)	(193,425)
Net loss	$(4,292)	$(69,744)	$(172,090)

Basic loss per share:
Continuing operations	$(0.05)	$(0.15)	$0.22
Discontinued operations	—	(0.61)	(1.97)
Basic loss per share	$(0.05)	$(0.76)	$(1.75)
Weighted average shares used in computing basic loss per share	84,133	91,654	98,371
Diluted loss per share:
Continuing operations	$(0.05)	$(0.15)	$0.22
Discontinued operations	—	(0.61)	(1.96)
Diluted loss per share	$(0.05)	$(0.76)	$(1.74)
Weighted average shares used in computing diluted loss per share	84,133	91,654	99,092

The accompanying notes are an integral part of these Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(4,292)	$(69,744)	$(172,090)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(377)	(1,557)	(3,237)
Unrealized (losses) gains on marketable securities	(819)	249	613
Other comprehensive loss, net of tax	(1,196)	(1,308)	(2,624)
Comprehensive loss	$(5,488)	$(71,052)	$(174,714)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2012	124,796	$125	(21,421)	$(634,571)	$2,196,567	$(1,375)	$26,675	$1,587,421
Net loss							(172,090)	(172,090)
Other comprehensive loss						$(2,624)		(2,624)
Issuance of common stock on exercise of options	300	—			4,327			4,327
Issuance of common stock under employee stock purchase plan	1,237	1			14,241			14,242
Issuance of restricted stock, net	2,018	2			(2)			—
Equity-based compensation					64,226			64,226
Tax cost associated with stock plans					(163)			(163)
Stock repurchases			(9,149)	(182,123)				(182,123)
Balances as of December 31, 2013	128,351	$128	(30,570)	$(816,694)	$2,279,196	$(3,999)	$(145,415)	1,313,216
Net loss							(69,744)	(69,744)
Other comprehensive loss						(1,308)		(1,308)
Issuance of common stock on exercise of options	320	1			5,218			5,219
Issuance of common stock under employee stock purchase plan	1,043	1			12,573			12,574
Issuance of restricted stock, net	913	1			(1)			—
Equity-based compensation					42,710			42,710
Excess tax benefit associated with stock plans					121			121
Stock repurchases			(8,328)	(196,524)				(196,524)
Balances as of December 31, 2014	130,627	$131	(38,898)	$(1,013,218)	$2,339,817	$(5,307)	$(215,159)	$1,106,264
Net loss							(4,292)	(4,292)
Other comprehensive loss						(1,196)		(1,196)
Issuance of common stock on exercise of options	87	—			1,497			1,497
Issuance of common stock under employee stock purchase plan	543	—			7,290			7,290
Cancellation of restricted stock, net	(205)	—			—			—
Equity-based compensation					42,647			42,647
Excess tax benefit associated with stock plans					52			52
Equity component related to issuance of 2020 Convertible Notes					63,854			63,854
Equity component related to 2020 Convertible Notes issuance costs					(1,737)			(1,737)
Issuance of warrants related to 2020 Convertible Notes					31,326			31,326
Purchase of call options related to 2020 Convertible Notes					(64,825)			(64,825)
Stock repurchases			(9,492)	(150,168)				(150,168)
Withholding taxes related to net share settlement of restricted stock units			(15)	(147)				(147)
Balances as of December 31, 2015	131,052	$131	(48,405)	$(1,163,533)	$2,419,921	$(6,503)	$(219,451)	$1,030,565

The accompanying notes are an integral part of these Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(4,292)	$(69,744)	$(172,090)
Adjustments to reconcile net loss to net cash provided by operations:
Loss from discontinued operations, net of tax	—	56,222	193,425
Depreciation	17,410	17,540	16,775
Amortization of intangible assets	76,982	77,887	74,413
Asset impairment charge	—	1,213	4,391
Amortization of convertible note discount and note issuance costs	13,864	17,330	17,931
Decrease in fair value of interest rate swaps, net of settlements	8,869	9,845	3,173
Loss on debt extinguishment	2,815	5,159	2,761
Loss on debt modification	—	3,775	1,351
Equity-based compensation	42,647	42,017	54,661
Deferred income taxes	4,409	(3,042)	(1,051)
Other operating, net	4,383	2,583	11,557
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,214)	20,467	(11,491)
Prepaid expenses and other current assets and other long-term assets	(323)	2,954	12,412
Accounts payable and accrued expenses and other long-term liabilities	(4,119)	(17,752)	2,075
Accrued income taxes	(2,810)	4,942	(3,560)
Deferred revenue	(12,601)	19,305	(1,743)
Net cash provided by operating activities of continuing operations	143,020	190,701	204,990
Net cash used in operating activities of discontinued operations	(194)	(5,872)	(9,651)
Net cash provided by operating activities	142,826	184,829	195,339
Cash flows from investing activities:
Payments for short- and long-term marketable securities	(210,757)	(303,593)	(664,364)
Proceeds from sales or maturities of short- and long-term marketable securities	299,598	469,519	855,113
Payments for property and equipment	(11,293)	(23,392)	(19,067)
Payments for acquisitions, net of cash acquired	—	(70,272)	(10,000)
Payments for purchase of patents	—	(28,000)	—
Payments to Rovi Entertainment Store buyer	—	—	(8,500)
Proceeds from sale of businesses	—	50,298	1,000
Other investing, net	11	(831)	(105)
Net cash provided by investing activities of continuing operations	77,559	93,729	154,077
Net cash used in investing activities of discontinued operations	—	—	(1,374)
Net cash provided by investing activities	77,559	93,729	152,703
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—	—
Payments on revolving credit facility	(100,000)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	335,699	812,001	537,524
Principal payments on long-term debt	(422,990)	(917,506)	(849,141)
Proceeds from sale of warrants	31,326	—	—
Payments for purchase of call options	(64,825)	—	—
Payments for contingent consideration	(6,183)	—	—
Payments for purchase of treasury stock	(154,519)	(192,173)	(182,123)
Payments for withholding taxes related to net share settlement of restricted stock units	(147)	—	—
Proceeds from exercise of options and employee stock purchase plan	8,787	17,914	18,569
Net cash used in financing activities of continuing operations	(272,852)	(279,764)	(475,171)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(272,852)	(279,764)	(475,171)
Effect of exchange rate changes on cash and cash equivalents	(426)	(713)	(1,736)
Net decrease in cash and cash equivalents	(52,893)	(1,919)	(128,865)
Cash and cash equivalents at beginning of period	154,568	156,487	285,352
Cash and cash equivalents at end of period	$101,675	$154,568	$156,487

The accompanying notes are an integral part of these Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Rovi Corporation (the “Company”), a Delaware corporation, is focused on powering entertainment discovery and personalization through product technology and intellectual property and using data and analytics to monetize interactions across multiple entertainment platforms. The Company provides a broad set of content discovery solutions that are embedded in our customers' products and services to connect consumers with entertainment, including device embedded and cloud-based interactive program guides (“IPGs”), natural language conversational voice and text search and recommendation services and our extensive database of "Metadata" (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, music, books, games or other entertainment content). The Company also offers advertising and a portfolio of data and analytics products including advertising and programming promotion optimization that enable audience targeting in traditional pay TV advertising along with subscriber and operator analytic and insight products that service providers can use to unlock the usage patterns and behaviors of pay TV subscribers. The Company's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Rovi Corporation and subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary after the elimination of intercompany accounts and transactions.
In connection with a review of its operations in 2015, the Company determined certain costs related to the operations of its Product business are more appropriately reflected in Selling, general and administrative expenses. Accordingly, the Company moved $1.6 million in costs from Research and development expenses to Selling, general and administrative expenses in its Consolidated Statements of Operations for the year ended December 31, 2014 to be consistent with the 2015 presentation. The Company does not consider this amount to be material.

In March 2014, the Company sold its DivX, MainConcept and Nowtilus businesses. On September 1, 2013, the Company sold its Rovi Entertainment Store business. On August 15, 2013 the Company sold its Consumer Website business, which includes the SideReel.com and allmusic.com sites, among others. The results of operations and cash flows of the DivX, MainConcept, Nowtilus, Rovi Entertainment Store and Consumer Website businesses have been presented in discontinued operations for all periods presented (See Note 3).

Related Party Transaction

During the year ended December 31, 2015, the Company paid $1.5 million in expenses related to the reimbursement of costs incurred by Engaged Capital, LLC (“Engaged”) in connection with a contested proxy election. These expenses are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Engaged is a related party as Glenn W. Welling is a member of the Company’s Board of Directors and is also a Principal and the Chief Investment Officer at Engaged.

Use of Estimates

The preparation of financial statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported results of operations for the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Actual results may differ from those estimates.

Business Combinations

The results of operations of acquired businesses are included in the Consolidated Statements of Operations prospectively from the date of acquisition. The fair value of purchase consideration is allocated to the assets acquired, liabilities assumed and non-controlling interests in the acquired entity generally based on their fair value at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include synergies between the acquired business and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on models that consider relevant transaction characteristics (such as maturity and nonperformance risk) and may use observable or unobservable inputs. Various methodologies and assumptions are used in the measurement of fair value. The use of different methodologies or assumptions could result in a different estimate of fair value at the measurement date.

Foreign Currency Translation

The Company predominately uses the U.S dollar as its functional currency. Certain non-U.S. subsidiaries designate a local currency as their functional currency. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective period. Translation adjustments are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, accounts receivable and interest rate swaps. The Company maintains cash, cash equivalents and marketable securities with various high credit quality financial institutions. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions.

Customers, and concentrations of customers, representing 10% or more of revenue for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
AT&T Inc. (including DIRECTV)	16%	12%	12%
Aggregate of AT&T Inc. (including DIRECTV), Comcast Corporation and Time Warner Cable Inc.	27%	23%	22%

Substantially all of the Company's revenue from AT&T Inc. (including DIRECTV) is reported in the Intellectual Property Licensing segment. In September 2015, the Company's contract with Time Warner Cable Inc. was extended to March 2016 and in December 2015, the Company's contract with AT&T (including DIRECTV) was extended to December 2022. The Company's contract with Comcast Corporation expires in March 2016.

As of December 31, 2015, one customer represented 21.9% of Accounts receivable, net. As of December 31, 2014, no individual customer exceeded 10% of Accounts receivable, net.

Cash, Cash Equivalents and Marketable Securities

Highly liquid investments with original maturities at the date of acquisition of three months or less are considered to be cash equivalents. Investments in marketable securities with original maturities at the date of acquisition of more than three months but less than 12 months are classified as Short-term marketable securities. Marketable securities with original maturities at the date of acquisition of more than 12 months are classified as Long-term marketable securities.

Marketable securities are considered available-for-sale and are reported at fair value in the Consolidated Balance Sheets. Realized gains and losses on marketable securities are calculated based on the specific identification method and are included in Interest income and other, net in the Consolidated Statements of Operations. Interest income from marketable securities are included in Interest income and other, net in the Consolidated Statements of Operations.

Unrealized gains and losses, net of applicable taxes, are reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company monitors its investment portfolio for potential impairment. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in fair value is determined to be other-than-temporary (i.e., when the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis), an impairment associated with the credit loss is recorded in Interest income and other, net in the Consolidated Statements of Operations and the remainder, if any, is recorded in Other comprehensive loss in the Consolidated Statements of Comprehensive Loss.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. The Company reviews its accounts receivable by aging category to identify significant customers for potential collection issues and a specific allowance for doubtful accounts is recorded when warranted by specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. If there are subsequent changes in circumstances related to the specific customer, adjustments to recoverability estimates are recorded. For accounts receivable not specifically reserved, an allowance for doubtful accounts is recorded based on historical loss experience. The past due status of a receivable is based on the contractual payment terms.

Joint Ventures and Equity-Method Investments

Investments in entities over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for using the equity method. The Company records its proportionate share of income or loss in Interest income and other, net in the Consolidated Statements of Operations.

Long-Lived Assets, including Property and Equipment and Finite-Lived Intangible Assets

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets. Computer equipment and software are depreciated over three years. Furniture and fixtures are depreciated over five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or the remaining lease term.

Intangible assets with finite lives are amortized on a straight-line basis over the estimated economic life of the asset, which generally range from two to 18 years at the date of acquisition.

Long-lived assets, including intangible assets with finite lives, are assessed for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. The recoverability of an asset group to be held and used is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the undiscounted future cash flows are less than the carrying amount of an asset group, the asset group is impaired. The amount of impairment, if any, is measured as the difference between the carrying amount of the asset group and its fair value, which is generally estimated using an income approach.

Software Development Costs

Costs are capitalized to acquire or develop software subsequent to establishing technological feasibility for the software, which is generally on completion of a working prototype that has been certified as having no critical bugs and is a release candidate or when an alternative future use exists. Capitalized software development costs are amortized using the greater of the amortization on a straight-line basis or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The estimated useful life for capitalized software development costs is generally five years or less. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

Goodwill

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

Deferred Revenue

Deferred revenue represents amounts received from customers for which the revenue recognition criteria have not been satisfied.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Accruals for unrecognized tax benefit liabilities, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, are recorded when the Company believes it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments to unrecognized tax benefits are recognized when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. Income tax expense includes the effects of adjustments to unrecognized tax benefits, as well as any related interest and penalties.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. The Company allocates the total consideration among the various elements based on their relative selling price using vendor specific objective evidence ("VSOE") of selling price, if it exists;

otherwise selling price is determined based on third-party evidence ("TPE"). If neither VSOE nor TPE exist, the Company uses its best estimate of selling price ("BESP") to allocate the arrangement consideration. The allocation of arrangement consideration may impact the amount and timing of revenue recorded in the Consolidated Statements of Operations during a given period.

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

CE and Service Provider Licensing

The Company licenses its proprietary IPG and Analog Content Protection ("ACP") technologies to consumer electronics (“CE”) manufacturers, integrated circuit makers, service providers and others. For agreements where license fees are based on the number of units shipped or number of subscribers, the Company generally recognizes revenue from licensing technology on a per-unit shipped model with CE manufacturers or a per-subscriber model with service providers. The Company’s recognition of revenues from per-unit license fees is based on units reported shipped by the manufacturer. CE manufacturers normally report their unit shipments to the Company in the quarter immediately following that of actual shipment by the manufacturer. The Company's significant experience and established relationships with certain ACP technology licensing customers enables us to reasonably estimate current period volume for purposes of recognizing revenue. Accordingly, revenue from these customers is recognized in the period the customer is estimated to have shipped the units. Revenues from per-subscriber fees are recognized in the period the services are provided by a licensee, as reported to the Company by the licensee. Revenues from annual or other license fees are recognized based on the specific terms of the license. For instance, major CE IPG licensees have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. At times, the Company enters into IPG patent license agreements in which it provides a licensee a release for past infringement as well as the right to ship an unlimited number of units over a future period for a flat fee. In this type of arrangement, the Company generally uses BESP to allocate the consideration between the release for past infringement and the go-forward patent license. In determining BESP of the past infringement component and the go-forward license agreement, the Company considers such factors as the number of units shipped in the past and in what territories these units where shipped, the number of units expected to be shipped in the future and in what territories these units are expected to be shipped, as well as the licensing rate the Company generally receives for units shipped in these territories. As the revenue recognition criteria for the past infringement is generally satisfied on the execution of the agreement, the amount of consideration allocated to the past infringement is generally recognized in the period the agreement is executed and the consideration allocated to the go-forward license agreement would be recognized ratably over the future license term. In addition, the Company enters into agreements in which the licensee pays the Company a one-time fee for a perpetual license to its ACP technology. Provided that collectability is reasonably assured, the Company records revenue related to these agreements when the agreement is executed as the Company has no significant continuing obligation and the amounts are fixed and determinable.

The Company also generates advertising revenue through its IPGs and other platforms. Advertising revenue is recognized when the related advertisement is provided. All advertising revenue is recorded net of agency commissions and revenue shares with service providers and CE manufacturers.

Metadata Licensing

The Company licenses its Metadata to service providers, CE manufacturers and online portals among others. The Company generally receives a monthly or quarterly fee from its licensees for the right to use the Metadata, receive regular updates to the Metadata and integrate the Metadata into their own service. The Company recognizes revenue on a straight-line basis over the period the licensee has the right to receive the Metadata service.

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

Taxes Collected from Customers

The Company reports revenue net of taxes collected from customers and remitted to governmental authorities.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expenses

Advertising costs are expensed as incurred and are presented within Selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses for the years ended December 31, 2015, 2014 and 2013, were $7.4 million, $7.6 million and $9.7 million, respectively.

Restructuring

Management-approved restructuring plans can include severance costs to terminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. Restructuring charges are recorded based on estimated employee terminations, site closure and consolidation plans. Severance and other employee separation costs are accrued under these actions when it is probable that benefits will be paid and the amount is reasonably estimable.

Equity-Based Compensation

Equity-based compensation costs are estimated based on the grant date fair value of the award. Equity-based compensation cost is recognized only for those awards expected to meet the service and performance vesting conditions, on a straight-line basis, over the requisite service period of the award. Equity-based compensation is estimated based on the aggregate grant for service-based awards and at the individual vesting tranche for awards with performance and/or market conditions. Forfeiture estimates are based on historical experience.

Recent Accounting Pronouncements

Standards Recently Adopted

In November 2015, the Financial Accounting Standards Board (the "FASB") issued guidance that requires deferred tax assets and liabilities to be presented as noncurrent in a classified statement of financial position. The guidance is effective beginning January 1, 2017, with early adoption permitted. The guidance can be applied prospectively or retrospectively. The Company elected to early adopt the requirements and apply them retrospectively as of December 31, 2015. The adoption resulted in the reclassification of $18.6 million of current deferred tax assets, net to noncurrent Deferred tax liabilities, net in the Consolidated Balance Sheets as of December 31, 2014.

In April 2015, the FASB amended its existing accounting standards for the presentation of debt issuance costs in the statement of financial position. The amendments generally require that debt issuance costs related to a recognized debt obligation be presented as a deduction from the carrying amount of the debt obligation, with the associated amortization recognized as a component of interest expense. The amendments are effective beginning January 1, 2016 on a retrospective basis, with early adoption permitted. The Company elected to early adopt the amendments as of December 31, 2015. The adoption resulted in the reclassification of $5.7 million of debt issuance costs from Other long-term assets to Long-term debt, less current portion in the Consolidated Balance Sheets as of December 31, 2014.

In April 2014, the FASB issued guidance which modified the criteria for identifying a discontinued operation. The modification limited the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. Application of the modified criteria on January 1, 2015 did not have a material effect on the Consolidated Financial Statements.

Standards Pending Adoption

In April 2015, the FASB issued guidance to help entities evaluate whether fees paid in a cloud computing arrangement include a software license. Pursuant to this guidance, when a cloud computing arrangement includes a software license, the customer accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. When a cloud computing arrangement does not include a software license, the customer accounts for the arrangement as a service contract. The guidance is effective beginning January 1, 2016, with early adoption permitted. The guidance can be applied prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The adoption of this guidance is not expected to have a material effect on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The amendments provide enhancements to the quality and consistency of how revenue is recognized while also improving comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. Early adoption is permitted beginning in the first quarter of 2017. The Company is currently evaluating the effect the amendments and transition alternatives will have on its Consolidated Financial Statements.

(2) Acquisitions

2014 Acquisitions

Fanhattan Acquisition

On October 31, 2014, the Company acquired Fanhattan, Inc. ("Fanhattan"), and its cloud-based Fan TV branded products, for $12.0 million in cash.
The purchase price allocation for Fanhattan was as follows (in thousands, except useful lives):

	Weighted-Average Useful Life	Amount
Cash and cash equivalents			$235
Prepaid and other assets			206
Property and equipment			297
Intangible assets
Developed technology	3.0 years	$3,300
Non-compete agreements	2.0 years	1,800
Total intangible assets			5,100
Goodwill			6,407
Accounts payable and other liabilities			(245)
Total purchase price			$12,000

The Fanhattan goodwill is not expected to be deductible for tax purposes.

The unaudited pro forma financial information presented below (in thousands, except per share amounts) presents the combined results of operations as if the acquisition of Fanhattan had been completed on January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future results of operations. The unaudited pro forma financial information does not include any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the companies. Fanhattan operating results have not been separately presented as the Fanhattan operations have been integrated into the operations of the Company.

	Year Ended December 31,
	2014	2013
Revenues	$542,327	$537,547
Operating income from continuing operations	$71,864	$67,087
(Loss) income from continuing operations, net of tax	$(25,415)	$5,067
Basic (loss) income per share from continuing operations	$(0.28)	$0.05
Diluted (loss) income per share from continuing operations	$(0.28)	$0.05

Veveo Acquisition

On February 28, 2014, the Company acquired Veveo Inc. ("Veveo") for $67.6 million in cash, plus up to an additional $7.0 million in contingent consideration if certain sales and engineering goals are met. Veveo is a provider of intuitive and personalized entertainment discovery solutions. In April 2015, a portion of the contingency period concluded and $2.1 million of contingent consideration was paid as certain engineering goals were satisfied. In September 2015, the Company determined it was no longer probable that certain post-acquisition Veveo sales goals would be met and reduced the contingent consideration liability by $0.9 million which was recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2014, the contingent consideration was included in Accounts payable and accrued expenses on the Consolidated Balance Sheets at its estimated fair value of $3.0 million.
The purchase price allocation for Veveo was as follows (in thousands, except useful lives):

	Weighted-Average Useful Life	Amount
Cash and cash equivalents			$6,942
Accounts receivable			179
Prepaid and other assets			287
Intangible assets
Developed technology	7.0 years	$26,900
Non-compete agreements	3.0 years	2,800
Total intangible assets			29,700
Goodwill			39,449
Accounts payable and other liabilities			(1,247)
Deferred tax liabilities			(1,966)
Total purchase price			$73,344

The Veveo goodwill is not expected to be deductible for tax purposes.

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

Consumer Website

On August 15, 2013, the Company sold its Consumer Website business, which includes the SideReel.com and allmusic.com sites, among others, for $1.0 million. The results of operations and cash flows of the Consumer Website business have been presented in discontinued operations for all periods presented.

Rovi Entertainment Store

On September 1, 2013, the Company sold its Rovi Entertainment Store business. Additionally, the Company agreed to transfer $8.5 million to the buyer and the Company received a $2.0 million unsecured note payable from the buyer. The results of operations and cash flows of the Rovi Entertainment Store business have been presented in discontinued operations for all periods presented.

Previous Software Business

The Company recognized $0.6 million in expenses in 2013 related to an indemnification for IP infringement claims relating to the Company’s previous software business which included FLEXnet, InstallShield and AdminStudio software tools, which was sold in 2008.

Results of Discontinued Operations

The results of discontinued operations for the years ended December 31, 2014 and 2013 consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Revenues
DivX and MainConcept	$14,952	$73,068
Nowtilus	100	677
Rovi Entertainment Store	—	9,367
Consumer Website	—	3,281
Total Revenues	$15,052	$86,393
Loss from discontinued operations before income taxes:
DivX and MainConcept (1)	$1,873	$(63,144)
Nowtilus	(562)	(978)
Rovi Entertainment Store (2)	—	(99,507)
Consumer Website (3)	—	(10,974)
Roxio Consumer Software (4)	—	(3,250)
Previous Software	—	(626)
Loss on disposal, before income taxes	(55,028)	(9,520)
Loss from discontinued operations before income taxes	(53,717)	(187,999)
Income tax expense	(2,505)	(5,426)
Loss from discontinued operations, net of tax	$(56,222)	$(193,425)

(1)	The year ended December 31, 2013 includes $64.9 million in goodwill and intangible asset impairment charges.

(2)	The year ended December 31, 2013 includes $73.1 million in asset impairment charges.

(3)	The year ended December 31, 2013 includes $6.8 million in goodwill and intangible asset impairment charges.

(4)	The year ended December 31, 2013 includes $3.3 million in expenses related to settling a patent claim against the Roxio Consumer Software business for the period prior to the business being sold.

(4) Financial Statement Details

Accounts receivable, net (in thousands)

	December 31,
	2015	2014
Accounts receivable, gross	$88,735	$84,649
Less: Allowance for doubtful accounts	(1,607)	(1,135)
Accounts receivable, net	$87,128	$83,514

Allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$(1,135)	$(2,475)	$(2,526)
Provision for bad debt	(600)	43	55
Deductions, net	128	1,297	(4)
Balance at end of period	$(1,607)	$(1,135)	$(2,475)

Property and equipment, net (in thousands):

	December 31,
	2015	2014
Computer software and equipment	$133,631	$136,357
Leasehold improvements	21,578	20,447
Furniture and fixtures	7,676	7,223
Property and equipment, gross	162,885	164,027
Less: Accumulated depreciation and amortization	(127,901)	(126,800)
Property and equipment, net	$34,984	$37,227

Accounts payable and accrued expenses (in thousands):

	December 31,
	2015	2014
Accounts payable	$9,013	$7,131
Accrued compensation and benefits	27,056	25,809
Accrued interest	575	2,921
Other accrued liabilities	37,469	47,347
Accounts payable and accrued expenses	$74,113	$83,208

Interest income and other, net (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income	$1,462	$1,596	$2,269
Foreign currency loss	(379)	(574)	(538)
Other (expense) income, net	(367)	3,047	1,044
Interest income and other, net	$716	$4,069	$2,775

Supplemental Cash Flow Information (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid during the period for:
Income taxes, net of refunds	$14,335	$18,998	$14,719
Interest	$33,797	$36,679	$42,749

(5) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$56,745	$—	$—	$56,745
Cash equivalents - Money market funds	44,930	—	—	44,930
Cash and cash equivalents	$101,675	$—	$—	$101,675

Auction rate securities	$10,800	$—	$(540)	$10,260
Corporate debt securities	98,997	—	(327)	98,670
Foreign government obligations	11,878	—	(56)	11,822
U.S. Treasuries / Agencies	102,120	5	(283)	101,842
Marketable securities	$223,795	$5	$(1,206)	$222,594
Total cash, cash equivalents and marketable securities				$324,269

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$63,622	$—	$—	$63,622
Cash equivalents - Money market funds	90,946	—	—	90,946
Cash and cash equivalents	$154,568	$—	$—	$154,568

Auction rate securities	$10,800	$—	$(162)	$10,638
Corporate debt securities	98,379	13	(116)	98,276
Foreign government obligations	10,551	—	(4)	10,547
U.S. Treasuries / Agencies	195,077	37	(123)	194,991
Marketable securities	$314,807	$50	$(405)	$314,452
Total cash, cash equivalents and marketable securities				$469,020

The fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$10,260	$(540)	$10,260	$(540)
Corporate debt securities	85,138	(307)	7,542	(20)	92,680	(327)
Foreign government obligations	11,822	(56)	—	—	11,822	(56)
U.S. Treasuries / Agencies	101,113	(283)	—	—	101,113	(283)
Marketable securities	$198,073	$(646)	$17,802	$(560)	$215,875	$(1,206)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$10,638	$(162)	$10,638	$(162)
Corporate debt securities	69,977	(116)	—	—	69,977	(116)
Foreign government obligations	10,547	(4)	—	—	10,547	(4)
U.S. Treasuries / Agencies	115,359	(123)	—	—	115,359	(123)
Marketable securities	$195,883	$(243)	$10,638	$(162)	$206,521	$(405)

The Company attributes the unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities as of December 31, 2015 are comprised solely of AAA-rated investments in federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.

As of December 31, 2015, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$108,090	$107,879
Due in 1-2 years	104,905	104,455
Due in more than 2 years	10,800	10,260
Total	$223,795	$222,594

(6) Fair Value Measurements
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
Assets and liabilities reported at fair value on a recurring basis in the Consolidated Balance Sheets as of December 31, 2015 and 2014 were classified in the fair value hierarchy as follows (in thousands):

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$44,930	$44,930	$—	$—
Short-term marketable securities
Corporate debt securities	43,876	—	43,876	—
Foreign government obligations	7,827	—	7,827	—
U.S. Treasuries / Agencies	56,176	—	56,176	—
Long-term marketable securities
Auction rate securities	10,260	—	—	10,260
Corporate debt securities	54,794	—	54,794	—
Foreign government obligations	3,995	—	3,995	—
U.S. Treasuries / Agencies	45,666	—	45,666	—
Total Assets	$267,524	$44,930	$212,334	$10,260
Liabilities
Accounts payable and accrued expenses
Interest rate swaps	$(195)	$—	$(195)	$—
Other long-term liabilities
Interest rate swaps	(25,557)	—	(25,557)	—
Total Liabilities	$(25,752)	$—	$(25,752)	$—

	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$90,946	$90,946	$—	$—
Short-term marketable securities
Corporate debt securities	73,499	—	73,499	—
Foreign government obligations	9,534	—	9,534	—
U.S. Treasuries / Agencies	100,041	—	100,041	—
Long-term marketable securities
Auction rate securities	10,638	—	—	10,638
Corporate debt securities	24,777	—	24,777	—
Foreign government obligations	1,013	—	1,013	—
U.S. Treasuries / Agencies	94,950	—	94,950	—
Total Assets	$405,398	$90,946	$303,814	$10,638
Liabilities
Accounts payable and accrued expenses
IntegralReach contingent consideration	$(3,000)	$—	$—	$(3,000)
Veveo contingent consideration	(3,000)	—	—	(3,000)
Other long-term liabilities
Interest rate swaps (1)	(16,788)	—	(16,788)	—
Total Liabilities	$(22,788)	$—	$(16,788)	$(6,000)

(1)
As of December 31, 2014, the fair value of interest rate swaps in an asset position was $5.8 million and in a liability position was $22.6 million. The interest rate swaps are subject to a master netting arrangement and have been presented on a net basis in the Consolidated Balance Sheets.

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015			2014			2013
	Auction Rate Securities	IntegralReach Contingent Consideration	Veveo Contingent Consideration	Auction Rate Securities	IntegralReach Contingent Consideration	Veveo Contingent Consideration	Auction Rate Securities	IntegralReach Contingent Consideration
Balance at beginning of period	$10,638	$(3,000)	$(3,000)	$14,903	$(3,000)	$—	$14,287	$(3,000)
Purchases	—	—	—	—	—	(5,700)	—	—
Settlements and sales	—	3,000	2,140	(4,800)	—	—	(100)	—
Gains included in earnings	—	—	860	—	—	2,700	—	—
Unrealized losses included in accumulated other comprehensive loss	(378)	—	—	535	—	—	716	—
Balance at end of period	$10,260	$—	$—	$10,638	$(3,000)	$(3,000)	$14,903	$(3,000)

Valuation Techniques
The fair value of marketable securities, other than auction rate securities, is estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets, obtained from a third party pricing service.
The fair value of auction rate securities is estimated using a discounted cash flow analysis or other type of valuation model. These estimates are highly judgmental and incorporate, among other items, the likelihood of redemption, credit and liquidity spreads, duration, interest rates and the timing and amount of expected future cash flows. These securities were also compared, when possible, to other observable market data with characteristics similar to the securities held by the Company.
The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated inputs, including forward interest rate curves and implied interest rate volatilities. The fair value of an interest rate swap is estimated by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments that reflect the nonperformance risk of the Company and the respective counterparty. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company has considered the impact of its master netting agreements.
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

Other Fair Value Disclosures
The carrying amount and fair value of debt issued by the Company as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$284,241	$298,494	$—	$—
Term Loan Facility A	—	—	123,541	120,000
Term Loan Facility B	682,915	656,688	688,823	679,958
2040 Convertible Notes	—	—	288,883	291,354
Total	$967,156	$955,182	$1,101,247	$1,091,312

(1)
The fair value of debt issued by the Company is estimated using quoted prices for the identical instrument in a market that is not active and considers interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering the nonperformance risk of the Company. If reported at fair value in the Consolidated Balance Sheets, debt issued by the Company would be classified in Level 2 of the fair value hierarchy.

(7) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Intellectual Property Licensing	Product	Unallocated	Total
December 31, 2012	$—	$—	$1,341,035	$1,341,035
Goodwill acquired	—	—	8,149	8,149
Foreign currency translation	—	—	(1,141)	(1,141)
Reclassified to assets held for sale	—	—	(49,595)	(49,595)
December 31, 2013	$—	$—	$1,298,448	$1,298,448
Goodwill acquired	—	—	45,856	45,856
Foreign currency translation	—	—	(652)	(652)
Segment reclassification	1,184,500	159,152	(1,343,652)	—
December 31, 2014	$1,184,500	$159,152	$—	$1,343,652
Foreign currency translation	—	—	—	—
December 31, 2015	$1,184,500	$159,152	$—	$1,343,652

Effective at the beginning of the fourth quarter of 2014, the Company implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. As a result of these organizational realignments, the Company allocated the carrying amount of goodwill to its reportable segments based on the relative fair value of its reporting units.

During the three months ended September 30, 2015, the extent and duration of the decline in the Company's stock price, among other factors, indicated that it was more-likely-than-not that the fair value of the reporting units was less than their carrying amount and, as a result, a quantitative interim goodwill impairment test was performed. The results of the quantitative interim goodwill impairment test indicated that the estimated fair value for each reporting unit exceeded its carrying amount and, accordingly, no impairment charges were recognized.

The Company has not recorded a goodwill impairment charge for continuing operations in the years ended December 31, 2015, 2014 and 2013 as a result of an interim or annual impairment test. Goodwill impairment charges for discontinued operations are described in Note 3.

Intangible assets, net

Intangible assets, net as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015
	Weighted-Average Remaining Useful Life	Gross	Accumulated Amortization	Net
Developed technology and patents	5.6 years	$875,188	$(512,060)	$363,128
Existing contracts and customer relationships	2.6 years	47,524	(36,933)	10,591
Content databases and other	6.7 years	59,014	(45,991)	13,023
Trademarks / Tradenames	N/A	8,300	(8,300)	—
Total		$990,026	$(603,284)	$386,742

		December 31, 2014
		Gross	Accumulated Amortization	Net
Developed technology and patents		$875,187	$(443,986)	$431,201
Existing contracts and customer relationships		47,524	(32,010)	15,514
Content databases and other		58,638	(42,005)	16,633
Trademarks / Tradenames		8,300	(8,300)	—
Total		$989,649	$(526,301)	$463,348

As of December 31, 2015, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

2016	$75,340
2017	73,147
2018	69,738
2019	67,912
2020	67,222
Thereafter	33,383
Total	$386,742

(8) Restructuring and Asset Impairment Charges

Summary of Restructuring Plans

Components of Restructuring and asset impairment charges for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Present value of future minimum lease payments	$2,337	$2,825	$729
Severance	(177)	6,678	853
Asset impairment	—	1,213	4,065
Accelerated vesting of equity-based compensation awards	—	—	1,991
Contract termination	—	223	—
Restructuring and asset impairment charges	$2,160	$10,939	$7,638

As of December 31, 2015 and 2014, $2.0 million and $2.0 million for the present value of future minimum lease payments for abandoned office space and $0.3 million and $2.8 million for severance, respectively, was accrued.

2014 Restructuring Actions

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 the Company conducted a review of its remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, the Company took cost reduction actions that resulted in Restructuring and asset impairment charges of $2.2 million and $10.7 million in the years ended December 31, 2015 and 2014, respectively. Amounts recorded in 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

2013 Restructuring Actions

During 2013, the Company continued the review of its operations that began in the third quarter of 2012. As a result of this analysis, the Company took cost reduction actions which resulted in Restructuring and asset impairment charges of $0.3 million and $7.6 million in the years ended December 31, 2014 and 2013, respectively.

(9) Debt and Interest Rate Swaps

Details of the Company's financing arrangements as of December 31, 2015 and 2014 were as follows (dollars in thousands):

				December 31, 2015		December 31, 2014
	Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$284,241	$—	$—
Term Loan Facility A	Variable	July 2, 2014	N/A	—	—	125,000	123,541
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	689,500	682,915	696,500	688,823
2040 Convertible Notes	2.625%	March 17, 2010	N/A	—	—	290,990	288,883
Total Long-term debt				$1,034,500	967,156	$1,112,490	1,101,247
Less: Current portion of long-term debt					7,000		302,375
Long-term debt, less current portion					$960,156		$798,872

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

The Company has separately accounted for the liability and equity components of the 2020 Convertible Notes. The initial carrying amount of the liability component was calculated by estimating the value of the 2020 Convertible Notes using the Company’s estimated non-convertible borrowing rate of 4.75% at the time the instrument was issued. The carrying amount of the equity component, representing the value of the conversion option, was determined by deducting the liability component from the principal amount of the 2020 Convertible Notes. The difference between the principal amount of the 2020 Convertible Notes and the liability component is considered a debt discount which is being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. The equity component of the 2020 Convertible Notes was recorded as a component of Additional paid-in capital in the Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification. Related to the 2020 Convertible Notes, the Consolidated Balance Sheets as of December 31, 2015 and 2014 included the following (in thousands):

	December 31,
	2015	2014
Liability Component
Principal outstanding	$345,000	$—
Less: Unamortized debt discount	(54,215)	—
Less: Unamortized debt issue costs	(6,544)	—
Carrying amount	$284,241	$—

Equity Component	$63,854	$—

Components of interest expense related to the 2020 Convertible Notes for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stated interest	$1,423	$—	$—
Amortization of debt discount	9,639	—	—
Amortization of debt issue costs	1,020	—	—
Total interest expense	$12,082	$—	$—

The Company incurred $9.3 million in transaction costs related to the issuance of the 2020 Convertible Notes which were allocated to liability and equity components based on the relative amounts calculated for the 2020 Convertible Notes at the date of issuance. Transaction costs of $7.6 million attributable to the liability component were recorded in Long-term debt, less current portion in the Consolidated Balance Sheets and are being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. Transaction costs of $1.7 million attributable to the equity component were recorded as a component of Additional paid-in capital in the Consolidated Balance Sheets.

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

The amounts paid to purchase the call options and received to sell the warrants were recorded in Additional paid-in capital in the Consolidated Balance Sheets.

Senior Secured Credit Facility

On July 2, 2014, the Company, as parent guarantor, and two of its wholly-owned subsidiaries, Rovi Solutions Corporation and Rovi Guides, Inc., as borrowers, and certain of its other subsidiaries, as subsidiary guarantors, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provided for a (i) five-year $125.0 million term loan A facility (“Term Loan Facility A”), (ii) seven-year $700.0 million term loan B facility (“Term Loan Facility B” and together with Term Loan Facility A, the “Term Loan Facility”) and (iii) five-year $175.0 million revolving credit facility (including a letter of credit sub-facility) (the "Revolving Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facility”). Loans under Term Loan Facility A bore interest, at the Company's option, at a rate equal to either the London Interbank Offering Rate ("LIBOR"), plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum. Loans under Term Loan Facility B bear interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 3.00% per annum (subject to a 0.75% LIBOR floor) or the prime lending rate, plus an applicable margin equal to 2.00% per annum. Loans under the Revolving Facility bore interest, at the Company's option, at a rate equal to either LIBOR, plus an applicable margin equal to 2.25% per annum, or the prime lending rate, plus an applicable margin equal to 1.25% per annum, subject to reduction by 0.25% or 0.50% based on the Company's total secured leverage ratio (as defined in the Credit Agreement).

In June 2015 and September 2015, the Company made voluntary principal prepayments of $50.0 million and $75.0 million, respectively, on Term Loan Facility A. The September 2015 voluntary principal prepayment extinguished Term Loan Facility A. As of December 31, 2015, no amounts related to Term Loan Facility A remain outstanding.

In February 2015, $100.0 million was borrowed against the Revolving Facility, in part, to extinguish a portion of the 2040 Convertible Notes. In March 2015, using a portion of the proceeds from the 2020 Convertible Notes issuance, all outstanding borrowings under the Revolving Facility were repaid. In September 2015, the Revolving Facility was terminated at the Company's election.

The voluntary principal prepayments on Term Loan Facility A and the termination of the Revolving Facility resulted in a Loss on debt extinguishment of $2.8 million for the year ended December 31, 2015 related to the unamortized debt discount and unamortized debt issuance costs.

The July 2014 issuance of the Senior Secured Credit Facility and the subsequent repayment of a previous credit facility were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in the previous credit facility that elected not to participate in the Senior Secured Credit Facility were extinguished and a $5.2 million Loss on debt extinguishment was recognized in the Consolidated Statements of Operations for the year ended December 31, 2014 related to unamortized debt issuance costs and unamortized debt discount. Creditors in the previous credit facility that elected to participate in the Senior Secured Credit Facility and the present value of future cash flows were not substantially different, were accounted for as a debt modification with $1.0 million and $1.7 million of unamortized debt issuance costs related to the previous credit facility to be amortized to Term Loan Facility A and Term Loan Facility B interest expense, respectively, using the effective interest method. Debt issuance costs of $3.8 million related to the issuance of the Senior Secured Credit Facility to creditors from the previous credit facility were recognized as a Loss on debt modification in the Consolidated Statements of Operations for the year ended December 31, 2014. Additionally, debt issuance costs related to new creditors of $0.2 million and $3.0 million related to Term Loan Facility A and Term Loan Facility B, respectively, will be amortized to interest expense using the effective interest method.

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

In 2013, the issuance of Term Loan B-3 and subsequent repayment of Term Loan B-2 were accounted for partially as a debt extinguishment and partially as a debt modification. Creditors in Term Loan B-2 that elected not to participate in Term Loan B-3 were extinguished and a $2.8 million Loss on debt extinguishment was recognized in the Consolidated Statements of Operations for the year ended December 31, 2013 related to unamortized debt issuance costs. Creditors in Term Loan B-2 that elected to participate in Term Loan B-3 and the present value of future cash flows were not substantially different, were accounted for as a debt modification with $3.6 million in unamortized debt issuance costs related to Term Loan B-2 to be amortized to interest expense using the effective interest method. In addition, $0.1 million in Term Loan B-3 debt issuance costs related to new creditors in Term Loan B-3 are being amortized to interest expense using the effective interest method. Additionally, debt issuance costs of $1.0 million related to the issuance of Term Loan B-3 to creditors from Term Loan B-2 were recognized as a Loss on debt modification in the Consolidated Statements of Operations for the year ended December 31, 2013.

Convertible Senior Notes Due 2040

The Company issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par (the “2040 Convertible Notes”) pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, the Company redeemed the remaining $3.6 million of outstanding principal. In connection with these transactions, $0.1 million was recorded as Loss on debt extinguishment in the Consolidated Statements of Operations for the year ended December 31, 2015. As of December 31, 2015, no amounts related to the 2040 Convertible Notes remain outstanding.

In accounting for the 2040 Convertible Notes, the Company separately accounted for the liability and equity components to reflect its non-convertible borrowing rate of 7.75% at the time the instrument was issued. The debt discount was amortized through February 2015, which was first date the 2040 Convertible Notes could be called by the Company or put to the Company by the holders.

Related to the 2040 Convertible Notes, the Consolidated Balance Sheets as of December 31, 2015 and 2014 included the following (in thousands):

	December 31,
	2015	2014
Principal outstanding	$—	$290,990
Less: Unamortized debt discount	—	(1,865)
Less: Unamortized debt issue costs	—	(242)
Carrying amount	$—	$288,883

Components of interest expense related to the 2040 Convertible Notes for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stated interest	$1,114	$7,638	$7,638
Amortization of debt discount	1,865	13,954	12,927
Amortization of debt issue costs	242	1,749	1,526
Total interest expense	$3,221	$23,341	$22,091

Debt Maturities

As of December 31, 2015, aggregate future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

2016	$7,000
2017	7,000
2018	7,000
2019 (1)	352,000
2020	7,000
Thereafter	654,500
Total	$1,034,500

(1)
Aggregate future principal payments on the 2020 Convertible Notes have been included based on the date they can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Consolidated Balance Sheets at fair value with changes in fair value recorded as (Loss) income on interest rate swaps in the Consolidated Statements of Operations. During the years ended December 31, 2015, 2014 and 2013, the Company recorded losses of $13.4 million and $17.9 million and a gain of $2.9 million, respectively, on its interest rate swaps.

In connection with the repayment of the Company's previous credit facility during the third quarter of 2014, $7.6 million was paid to terminate interest rate swaps with a notional of $300.0 million.

Details of the Company's interest rate swaps as of December 31, 2015 and 2014 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	December 31, 2015	December 31, 2014	Interest Rate Paid	Interest Rate Received
2040 Convertible Notes
March 2010	March 2010	February 2015	$—	$460,000	(1)	2.625%
November 2010	August 2010	February 2015	$—	$460,000	(2)	(3)
Senior Secured Credit Facility
May 2012	January 2014	January 2016	$197,000	$197,000	(4)	One month USD-LIBOR
May 2012	April 2014	March 2017	$215,000	$215,000	(5)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a weighted average of six month USD-LIBOR minus 0.342%, set in arrears.

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

(10) Commitments and Contingencies

Lease Commitments

The Company leases facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2026. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.

Future minimum payments for operating leases as of December 31, 2015 were as follows (in thousands):

2016	$18,262
2017	13,676
2018	11,896
2019	10,023
2020	7,732
Thereafter	35,232
Gross future minimum lease payments	$96,821
Less: Sublease revenues	(10,638)
Net future minimum lease payments	$86,183

Rent expense was $12.3 million, $11.6 million and $11.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Legal Proceedings

The Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company accrues a liability for matters in which losses are considered probable and the amount of loss can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position, results of operations or cash flows. As of December 31, 2015, the Company does not believe any litigation matters, individually or in the aggregate, will have a material adverse effect on its Consolidated Financial Statements.

(11) Stockholders' Equity

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

The number of shares used to calculate Basic EPS and Diluted EPS for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average shares used to calculate Basic EPS	84,133	91,654	98,371
Dilutive effect of equity-based compensation awards	—	—	721
Weighted average shares used to calculate Diluted EPS	84,133	91,654	99,092

Weighted average potential shares excluded from the computation of Diluted EPS as their effect would have been anti-dilutive for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	4,133	4,517	4,038
Restricted stock and restricted stock units	2,861	3,049	1,565
2020 Convertible Notes (1)	9,876	—	—
2040 Convertible Notes (1)	869	6,141	6,141
Warrants	9,876	—	—
Weighted average potential shares excluded from the calculation of Diluted EPS	27,615	13,707	11,744

(1)	See Note 9 for additional details.

For the years ended December 31, 2015, 2014 and 2013, the Company excluded 0.9 million, 0.8 million and 0.6 million weighted average shares of performance-based restricted stock and restricted stock units, respectively, from the computation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would be anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method when the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes will have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.9044 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $16.66 per share on December 31, 2015, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

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

Share Repurchase Program

During the years ended December 31, 2015, 2014 and 2013, the Company repurchased 9.5 million, 8.3 million and 9.1 million shares of its common stock for $150.2 million, $196.5 million and $182.1 million, respectively.

The Company issues restricted stock units as part of its equity incentive plans described in Note 12. For the majority of restricted stock units, beginning in the fourth quarter of 2015, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted stock units are treated as common stock repurchases in the Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the year ended December 31, 2015, the Company withheld 15.0 thousand shares of common stock to satisfy $0.1 million of required withholding taxes.

On April 29, 2015, the Board of Directors authorized the repurchase of up to $125.0 million shares of the Company's common stock. The April 2015 authorization included amounts which were outstanding under previously authorized share repurchase programs. As of December 31, 2015, the Company had $50.5 million of stock repurchase authorization remaining.

(12) Equity-based Compensation

Stock Option Plan

The Company grants equity-based compensation awards from its 2008 Equity Incentive Plan (the “2008 Plan”). As of December 31, 2015, the Company had 23.4 million shares reserved and 7.8 million shares available for issuance under the 2008 Plan. The 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Stock options generally have vesting periods of four years where one quarter of the grant vests at the end of the first year, and the remainder vests monthly thereafter. Stock options generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period.

In March 2015, the Compensation Committee of the Board of Directors approved a grant of performance-based restricted stock units to certain senior officers of the Company for the 2015 to 2017 performance period. Vesting in the March 2015 award is subject to either performance conditions (i.e., achieving minimum defined levels of Company financial results) or a market condition (i.e., achieving a minimum relative Total Shareholder Return) as well as a three year service period which ends March 1, 2018. The number of shares to be issued on vesting could be up to 200% of the target number of performance-based restricted stock units granted depending on the level of achievement.

For awards subject to performance conditions that were granted in March 2015, the fair value per award is fixed at the grant date; however, the amount of compensation expense will be adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and an Adjusted EBITDA (see Note 14) margin, with final compensation expense recognized based on the number of shares ultimately issued. For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of the relative Total Shareholder Return metric.

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

As of December 31, 2015, the Company had 1.9 million shares of common stock reserved and available for issuance under the ESPP.

Valuation Techniques and Assumptions

The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options and ESPP shares. The fair value of stock options and ESPP shares is estimated on the grant date using complex and subjective inputs, such as the expected volatility of the Company's common stock over the expected term of the award and projected employee exercise behavior. The Company estimates the fair value of restricted awards subject to service or performance conditions as the market value of the Company's common stock on the date of grant and uses a Monte Carlo simulation to estimate the fair value of restricted stock units subject to market conditions.

Assumptions used to estimate the fair value of equity-based compensation awards for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Stock options:
Expected volatility	45.1%	47.0%	46.0%
Expected term	4.0 years	4.0 years	4.0 years
Risk-free interest rate	1.3%	1.1%	0.7%
Expected dividend yield	0.0%	0.0%	0.0%
ESPP shares:
Expected volatility	53.0%	35.0%	47.0%
Expected term	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.4%	0.3%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%
Restricted stock units subject to market conditions:
Expected volatility	41.0%	N/A	N/A
Expected term	3.0 years	N/A	N/A
Risk-free interest rate	1.0%	N/A	N/A
Expected dividend yield	0.0%	N/A	N/A

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

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Stock options	$9.03	$8.69	$7.35
ESPP shares	$5.33	$6.54	$6.38
Restricted awards	$21.05	$24.45	$18.34

Pre-tax equity-based compensation	$42,647	$42,017	$54,661

As of December 31, 2015, there was $50.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.4 years.

Equity-Based Compensation Award Activity

Activity under the Company's stock option plans for the year ended December 31, 2015 was as follows:

	Options (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2014	4,144	$30.27
Granted	454	$24.83
Exercised	(87)	$17.25
Forfeited and canceled	(790)	$28.11
Outstanding at December 31, 2015	3,721	$30.37	3.4 years	$352
Vested and expected to vest at December 31, 2015	3,534	$30.72	3.3 years	$349
Exercisable at December 31, 2015	2,604	$33.36	2.5 years	$291

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of the year. The aggregate intrinsic value is the difference between Rovi's closing stock price on the last trading day of the year and the exercise price of the option, multiplied by the number of in-the-money options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $2.2 million and $2.0 million, respectively.

Activity related to the Company's restricted awards for the year ended December 31, 2015 was as follows:

	Awards (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	3,719	$23.54
Granted	1,812	$21.05
Vested	(1,109)	$25.64
Forfeited	(741)	$23.79
Outstanding at December 31, 2015	3,681	$21.63

As of December 31, 2015, 2.0 million shares of restricted stock were outstanding and unvested, which includes 0.6 million performance-based restricted stock. As of December 31, 2015, 1.7 million restricted stock units were outstanding and unvested, which includes 0.3 million performance-based restricted stock units.

The aggregate fair value of restricted awards vested during the years ended December 31, 2015, 2014 and 2013 was $25.1 million, $31.7 million and $19.3 million, respectively.

(13) Income Taxes

Income tax expense

The components of Income from continuing operations before income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$(2,456)	$13,957	$27,553
Foreign	11,919	(7,754)	(4,678)
Income from continuing operations before income taxes	$9,463	$6,203	$22,875

Income tax expense for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	(1,998)	2,707	(13,567)
Foreign	11,132	20,051	16,073
Total current income tax expense	$9,134	$22,758	$2,506
Deferred:
Federal	$2,081	$(77)	$(1,068)
State	2,127	(1,874)	(1,278)
Foreign	413	(1,082)	1,380
Total deferred income tax benefit (expense)	$4,621	$(3,033)	$(966)
Income tax expense	$13,755	$19,725	$1,540

For the years ended December 31, 2015, 2014 and 2013, the Company utilized U.S. federal net operating loss carryforwards of $91.5 million, $122.0 million and $97.4 million. For the years ended December 31, 2015, 2014 and 2013, the Company utilized state net operating loss carryforwards of $27.7 million, $33.6 million and $24.3 million.

Income tax expense for the years ended December 31, 2015, 2014 and 2013 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to Income from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal income tax	$3,312	$2,171	$8,006
State income tax, net of federal benefit	4,029	(77)	(1,226)
Foreign income tax rate differential	(2,912)	3,654	1,951
Foreign withholding tax	9,724	2,152	988
Foreign return to provision adjustments	(80)	(464)	1,519
Deemed repatriation of foreign income	477	—	3,204
Change in unrecognized tax benefits	(4,515)	3,744	(6,641)
Change in valuation allowance	5,463	8,865	(4,892)
Equity-based compensation	1,972	813	4,851
Tax settlements	(3,437)	—	(6,280)
Other, net	(278)	(1,133)	60
Income tax expense	$13,755	$19,725	$1,540

The Company has not recognized U.S. federal or state tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as such amounts are considered indefinitely reinvested outside the U.S. If these foreign earnings were to be distributed, foreign income taxes paid on these earnings or foreign tax credits may be available to reduce the resulting U.S. income tax liability on these earnings. Determining the amount of unrecognized U.S. federal income tax liability, if any, related to these earnings is not practicable due to the availability of, and rules governing, various tax credits, the complexity of our corporate structure and the unknown nature of possible events which could provide a favorable environment for the distribution of previously undistributed earnings. As of December 31, 2015, the Company has not provided for U.S. federal income tax on $206.7 million of undistributed foreign earnings.

Due to the fact that the Company has a significant net operating loss carryforward and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense. Luxembourg is the main contributor to the Company’s foreign income tax rate differential. For the year ended December 31, 2015, Luxembourg had gains and for the years ended December 31, 2014 and 2013, Luxembourg had losses from which the Company did not benefit. An audit settlement with the California tax authorities related to the Company's 2008 state tax return during the year ended December 31, 2015 resulted in an income tax benefit of $4.0 million.

Unrecognized tax benefits

Unrecognized tax benefits and changes in unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$134,962	$121,851	$126,535
Increases:
Acquired companies	—	1,241	—
Tax positions related to the current year	963	2,998	1,051
Tax positions related to prior years	1,385	9,149	1,329
Decreases:
Tax positions related to prior years	(2,874)	(36)	(6,172)
Audit settlements	(69,816)	—	(650)
Statute of limitations lapses	(3,690)	(241)	(242)
Foreign currency	(584)	—	—
Balance at end of period	$60,346	$134,962	$121,851

The amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, was $5.3 million and $10.1 million as of December 31, 2015 and 2014, respectively.

The Company recorded a benefit of $1.0 million, an expense of $0.3 million and a benefit of $1.7 million for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, respectively. Accrued interest and penalties related to unrecognized tax benefits were $0.7 million and $1.8 million at December 31, 2015 and 2014.

In the normal course of business, the Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions and therefore is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2008. During the year ended December 31, 2015, the Company closed its audits with the California tax authorities through December 31, 2010. The closing of the California audits resulted in a reduction of unrecognized tax benefits, which was substantially offset by a change in the deferred tax asset valuation allowance. Based on the status of U.S. federal, state and foreign tax audits, the Company does not believe it is reasonably possible that a significant change in unrecognized tax benefits will occur in the next twelve months.

The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses potential outcomes of these audits in order to determine the appropriateness of its tax provision. Adjustments to liabilities for unrecognized tax benefits are made to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular income tax audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously recognized, and therefore the resolution of one or more of these uncertainties in any particular period could have a material adverse impact on the Consolidated Financial Statements.

Deferred tax assets and liabilities

 The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Federal net operating losses	$292,729	$336,103
Tax credit carryforwards	146,245	141,580
Equity-based compensation	17,065	17,166
Accrued liabilities	18,014	15,749
Deferred revenue	8,097	9,362
Debt amortization	9,154	8,980
Impairment losses on investments	8,595	8,634
State net operating losses and credits	55,292	6,356
Other	10,580	10,813
Gross deferred tax assets	$565,771	$554,743
Valuation allowance	(449,694)	(409,559)
Net deferred tax assets	$116,077	$145,184
Deferred tax liabilities:
Intangible assets	$(179,691)	$(199,378)
Other	(1,161)	(6,199)
Gross deferred tax liabilities	$(180,852)	$(205,577)
Net deferred tax liabilities	$(64,775)	$(60,393)

Deferred tax assets and liabilities presented in the Consolidated Balance Sheets as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Other long-term assets	$1,341	$1,805
Deferred tax liabilities, net	(66,116)	(62,198)
Net deferred tax liabilities	$(64,775)	$(60,393)

As of December 31, 2015, the Company had recorded deferred tax assets for net operating loss carryforwards as follows (in thousands):

	Carryforward Amount	Years of Expiration
Federal (1)	$1,155,486	2020 - 2033
State (2)	$821,952	2017 - 2033

(1) Includes $180.0 million related to stock option deductions that are not included in deferred tax assets.
(2) Includes $27.4 million related to stock option deductions that are not included in deferred tax assets.

As of December 31, 2015, the deferred tax asset relating to U.S. federal net operating loss carryforwards from continuing operations is $292.7 million. A full valuation allowance is applied against U.S. federal net operating loss carryforwards. As of December 31, 2015, the deferred tax asset relating to state net operating loss carryforwards from continuing operations is $46.0 million. A valuation allowance of $39.9 million is applied against state net operating loss carryforwards.

As of December 31, 2015, the Company had the following credits available to reduce future income tax expense as follows (in thousands):

	Carryforward Amount	Valuation Allowance	Years of Expiration
Federal research and development credits	$29,088	$(29,088)	2016 - 2035
State research and development credits	$9,276	$(9,276)	Indefinite
Foreign tax credits	$116,141	$(116,141)	2016 - 2024

Utilization of state and federal net operating loss and credit carryforwards may be subject to limitations due to ownership changes.

Deferred tax asset valuation allowance

During 2010, the Company entered into a closing agreement with the Internal Revenue Service through its Pre-Filing Agreement ("PFA") program confirming that the Company recognized an ordinary tax loss of $2.4 billion from the 2008 sale of its TV Guide Magazine business. In connection with the PFA closing agreement, the Company established a valuation allowance as a result of determining that it was more-likely-than-not that its deferred tax assets would not be realized. While the Company believes that its fundamental business model is robust, there has been no change to the Company's position that it is more-likely-than-not that this deferred tax asset will not be realized.

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$(409,559)	$(389,155)	$(358,233)
Additions	(57,902)	(24,629)	(35,081)
Deductions, net	17,767	4,225	4,159
Balance at end of period	$(449,694)	$(409,559)	$(389,155)

Increases in the deferred tax valuation allowance for the year ended December 31, 2015 related primarily to decreases in liabilities for unrecognized tax benefits which were previously applied against U.S. federal and state deferred tax assets. Increases in the deferred tax asset valuation allowance for the years ended December 31, 2014 and 2013 were associated primarily with foreign net operating losses.

(14) Segment Information

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker ("CODM") to evaluate performance and allocate resources. The Company's operations are organized into two reportable segments for financial reporting purposes: Intellectual Property Licensing and Product. The Intellectual Property Licensing segment consists primarily of IPG patent licensing to third party guide developers such as multi-channel video service providers (e.g., cable, satellite and internet-protocol television), consumer electronics (“CE”) manufacturers, set-top box manufacturers and interactive television software and program guide providers in the online, over-the-top video and mobile phone businesses. The Product segment consists primarily of the licensing of Company-developed IPG products and services provided for multi-channel video service providers and CE manufacturers, in-guide advertising revenue, analytics revenue and revenue from licensing Metadata. The Product segment also includes sales of legacy Analog Content Protection, VCR Plus+, connected platform and media recognition products.

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

Segment results for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Intellectual Property Licensing
Service Provider	$216,777	$200,799	$194,324
Consumer Electronics	65,045	84,359	98,886
Revenues	281,822	285,158	293,210
Adjusted Operating Expenses (1)	60,926	59,810	57,957
Adjusted EBITDA (2)	220,896	225,348	235,253
Product
Service Provider	200,985	204,877	187,065
Consumer Electronics	21,785	22,342	27,262
Other	21,679	29,934	29,853
Revenues	244,449	257,153	244,180
Adjusted Operating Expenses (1)	195,364	197,405	186,787
Adjusted EBITDA (2)	49,085	59,748	57,393
Corporate:
Adjusted Operating Expenses (1)	54,681	51,737	53,666
Adjusted EBITDA (2)	(54,681)	(51,737)	(53,666)
Consolidated:
Revenues	526,271	542,311	537,390
Adjusted Operating Expenses (1)	310,971	308,952	298,410
Adjusted EBITDA (2)	215,300	233,359	238,980
Depreciation	17,410	17,540	16,775
Amortization of intangible assets	76,982	77,887	74,413
Restructuring and asset impairment charges	2,160	10,939	7,638
Equity-based compensation	42,647	42,017	54,661
Reduction of contingent consideration liability	(860)	(2,700)	—
Contested proxy election costs	4,346	—	—
Change in franchise tax reserve	859	—	—
Transaction, transition and integration expenses	—	3,966	2,160
Operating income from continuing operations	71,756	83,710	83,333
Interest expense	(46,826)	(54,768)	(62,019)
Interest income and other, net	716	4,069	2,775
(Loss) income on interest rate swaps	(13,368)	(17,874)	2,898
Loss on debt extinguishment	(2,815)	(5,159)	(2,761)
Loss on debt modification	—	(3,775)	(1,351)
Income from continuing operations before income taxes	$9,463	$6,203	$22,875

(1)
Adjusted Operating Expenses is defined as operating expenses excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, changes in contingent consideration, contested proxy election costs, changes in franchise tax reserves and transaction, transition and integration expenses.

(2)
Adjusted EBITDA is defined as operating income excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, changes in contingent consideration, contested proxy election costs, changes in franchise tax reserves and transaction, transition and integration expenses.

(15) Geographic Information

Revenue by geographic area for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$345,260	$333,075	$316,201
Japan	51,737	56,026	65,622
Rest of the world	129,274	153,210	155,567
Revenue	$526,271	$542,311	$537,390

Revenue by geography is predominately based on the end user's location. Other than the U.S. and Japan, no country accounted for 10% or more of revenue for the years ended December 31, 2015, 2014 and 2013.

Property and equipment, net by geographic area as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
U.S.	$33,531	$35,876
Rest of the world	1,453	1,351
Total	34,984	37,227

Other than the U.S., no country accounted for more than 10% of Property and equipment, net as of December 31, 2015 and 2014.

(16) Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2015
Revenues	$134,025	$127,820	$114,882	$149,544
Operating income from continuing operations	$13,959	$12,134	$10,494	$35,169
(Loss) income from continuing operations, net of tax	$(15,470)	$3,338	$(18,458)	$26,298
Loss from discontinued operations, net of tax	$—	$—	$—	$—
Net (loss) income	$(15,470)	$3,338	$(18,458)	$26,298
Basic (loss) earnings per share:
Continuing operations	$(0.18)	$0.04	$(0.22)	$0.33
Discontinued operations	—	—	—	—
Basic (loss) earnings per share	$(0.18)	$0.04	$(0.22)	$0.33
Diluted loss per share:
Continuing operations	$(0.18)	$0.04	$(0.22)	$0.32
Discontinued operations	—	—	—	—
Diluted (loss) earnings per share	$(0.18)	$0.04	$(0.22)	$0.32

2014
Revenues	$142,450	$137,062	$128,582	$134,217
Operating income from continuing operations	$24,219	$17,210	$19,968	$22,313
Income (loss) from continuing operations, net of tax	$1,683	$(2,714)	$(6,615)	$(5,876)
(Loss) income from discontinued operations, net of tax	$(55,948)	$74	$(417)	$69
Net loss	$(54,265)	$(2,640)	$(7,032)	$(5,807)
Basic loss per share:
Continuing operations	$0.02	$(0.03)	$(0.07)	$(0.06)
Discontinued operations	(0.60)	—	(0.01)	—
Basic loss per share	$(0.58)	$(0.03)	$(0.08)	$(0.06)
Diluted loss per share:
Continuing operations	$0.02	$(0.03)	$(0.07)	$(0.06)
Discontinued operations	(0.59)	—	(0.01)	—
Diluted loss per share	$(0.57)	$(0.03)	$(0.08)	$(0.06)