Form 10-Q
period 2016-03-31
Rovi Corp
filed 2016-04-29
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 000-53413
_____________________________________________________________
Rovi Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Circle Star Way, San Carlos, CA	90470
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding as of
Class	April 22, 2016
Common Stock	83,296,263

ROVI CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$71,843	$101,675
Short-term marketable securities	120,473	107,879
Accounts receivable, net	98,597	87,128
Prepaid expenses and other current assets	28,567	14,191
Total current assets	319,480	310,873
Long-term marketable securities	111,266	114,715
Property and equipment, net	36,656	34,984
Intangible assets, net	370,200	386,742
Goodwill	1,343,976	1,343,652
Other long-term assets	7,616	8,330
Total assets	$2,189,194	$2,199,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,271	$74,113
Deferred revenue	12,970	12,106
Current portion of long-term debt	7,000	7,000
Total current liabilities	78,241	93,219
Taxes payable, less current portion	5,210	5,332
Deferred revenue, less current portion	7,710	9,414
Long-term debt, less current portion	961,970	960,156
Deferred tax liabilities, net	67,053	66,116
Other long-term liabilities	42,709	34,494
Total liabilities	1,162,893	1,168,731
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 131,857 shares issued and 83,288 shares outstanding as of March 31, 2016; and 131,052 shares issued and 82,647 shares outstanding as of December 31, 2015	132	131
Treasury stock, 48,569 shares and 48,405 shares at March 31, 2016 and December 31, 2015, respectively, at cost	(1,167,283)	(1,163,533)
Additional paid-in capital	2,435,558	2,419,921
Accumulated other comprehensive loss	(5,003)	(6,503)
Accumulated deficit	(237,103)	(219,451)
Total stockholders’ equity	1,026,301	1,030,565
Total liabilities and stockholders’ equity	$2,189,194	$2,199,296

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$118,384	$134,025
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	22,537	28,130
Research and development	22,669	26,537
Selling, general and administrative	36,082	39,948
Depreciation	4,234	4,370
Amortization of intangible assets	19,132	19,364
Restructuring and asset impairment charges	2,333	1,717
Total costs and expenses	106,987	120,066
Operating income from continuing operations	11,397	13,959
Interest expense	(10,531)	(12,358)
Interest income and other, net	(17)	686
Loss on interest rate swaps	(13,087)	(9,718)
Loss on debt extinguishment	—	(100)
Loss before income taxes	(12,238)	(7,531)
Income tax expense	5,414	7,939
Net loss	$(17,652)	$(15,470)

Basic loss per share:	$(0.22)	$(0.18)
Weighted average shares used in computing basic loss per share	81,375	88,304

Diluted loss per share:	$(0.22)	$(0.18)
Weighted average shares used in computing diluted loss per share	81,375	88,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(17,652)	$(15,470)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	973	148
Unrealized gain on marketable securities	527	144
Other comprehensive income, net of tax	1,500	292
Comprehensive loss	$(16,152)	$(15,178)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,652)	$(15,470)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,234	4,370
Amortization of intangible assets	19,132	19,364
Amortization of convertible note discount and note issuance costs	3,445	3,459
Asset impairment charge	452	—
Change in fair value of interest rate swaps	11,002	8,869
Equity-based compensation	8,438	12,063
Deferred income taxes	939	3,459
Other operating, net	2,503	2,315
Changes in operating assets and liabilities:
Accounts receivable	(11,445)	357
Prepaid expenses and other current assets and other long-term assets	(13,717)	(1,080)
Accounts payable and accrued expenses and other long-term liabilities	(14,065)	(11,571)
Accrued income taxes	(1,472)	(622)
Deferred revenue	(840)	561
Net cash (used in) provided by operating activities	(9,046)	26,074
Cash flows (used in) provided by investing activities:
Payments for purchase of short- and long-term marketable securities	(31,879)	(41,237)
Proceeds from sales or maturities of short- and long-term marketable securities	22,798	124,800
Payments for purchase of property and equipment	(10,732)	(2,463)
Payments for purchase of patents	(2,500)	—
Other investing, net	(17)	(27)
Net cash (used in) provided by investing activities	(22,330)	81,073
Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	—	(100,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	335,616
Principal payments on long-term debt	(1,750)	(289,136)
Proceeds from sale of warrants	—	31,326
Payments for purchase of call options	—	(64,825)
Payments for deferred holdback and contingent consideration	(750)	(3,000)
Payments for purchase of treasury stock	—	(60,494)
Payments for withholding taxes related to net share settlement of restricted stock units	(3,750)	—
Proceeds from exercise of options and employee stock purchase plan	7,215	5,681
Net cash provided by (used in) financing activities	965	(44,832)
Effect of exchange rate changes on cash and cash equivalents	579	71
Net (decrease) increase in cash and cash equivalents	(29,832)	62,386
Cash and cash equivalents at beginning of period	101,675	154,568
Cash and cash equivalents at end of period	$71,843	$216,954

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

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016, for any future year, or for any other future interim period.

The accompanying Condensed Consolidated Financial Statements include the accounts of Rovi Corporation and subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary after the elimination of intercompany accounts and transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported results of operations for the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, long-lived asset impairment, including goodwill and intangible assets, equity-based compensation and income taxes. Actual results may differ from those estimates.

Concentrations of Risk

As a percent of revenue, customers and concentrations of customers representing more than 10% of revenue were as follows:

	Three Months Ended March 31,
	2016	2015
AT&T Inc.	13%	13%
Aggregate of AT&T Inc., Comcast Corporation and Time Warner Cable Inc.	27%	24%

Substantially all of the Company's revenue from AT&T Inc. is reported in the Intellectual Property Licensing segment. In March 2016, the Company's contract with Time Warner Cable Inc. was extended to December 2016. The Company's contract with Comcast Corporation expired on April 1, 2016. The Company's contract with AT&T expires in December 2022.

As of March 31, 2016 and December 31, 2015, one customer represented 30.1% and 21.9% of Accounts receivable, net, respectively.

Recent Accounting Pronouncements

Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance to help entities evaluate whether fees paid in a cloud computing arrangement include a software license. Pursuant to this guidance, when a cloud computing arrangement includes a software license, the customer accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. When a cloud computing arrangement does not include a software license element, the customer accounts for the arrangement as a service contract. The prospective adoption of this guidance on January 1, 2016 did not have a material effect on the Condensed Consolidated Financial Statements.

Standards Pending Adoption

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, classifying certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of nonvested awards as they occur. The simplified guidance is effective for the Company in the first quarter of 2017. Depending on the area simplified, the guidance is effective either prospectively, retrospectively or using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the effect of adoption on its Condensed Consolidated Financial Statements.

In March 2016, the FASB clarified the requirements for assessing whether contingent options that can accelerate the payment of principal on debt instruments require bifurcation as an embedded derivative. The amendments require a contingent option embedded in a debt instrument to be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. The clarified guidance is effective for the Company in the first quarter of 2017 using a modified retrospective approach with early adoption permitted. The Company is evaluating the effect of adoption on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach with early adoption permitted. The Company is evaluating the effect of adoption on its Condensed Consolidated Financial Statements and expects that its existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets.

In January 2016, the FASB amended certain aspects of the recognition and measurement guidance for financial assets and liabilities. The amendments are effective for the Company in the first quarter of 2018 with the effect of adoption recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is not permitted. The Company is evaluating the effect of adoption on its Condensed Consolidated Financial Statements.

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The amendments address how revenue is recognized in order to improve comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. Early adoption is permitted beginning in Rovi's first quarter of 2017. The Company is evaluating the effect the amendments and transition alternatives will have on its Condensed Consolidated Financial Statements.

(2) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$47,304	$—	$—	$47,304
Cash equivalents - Money market funds	24,539	—	—	24,539
Cash and cash equivalents	$71,843	$—	$—	$71,843

Auction rate securities	$10,800	$—	$(648)	$10,152
Corporate debt securities	101,563	94	(66)	101,591
Foreign government obligations	11,803	—	(17)	11,786
U.S. Treasuries / Agencies	108,194	78	(62)	108,210
Marketable securities	$232,360	$172	$(793)	$231,739
Total cash, cash equivalents and marketable securities				$303,582

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$56,745	$—	$—	$56,745
Cash equivalents - Money market funds	44,930	—	—	44,930
Cash and cash equivalents	$101,675	$—	$—	$101,675

Auction rate securities	$10,800	$—	$(540)	$10,260
Corporate debt securities	98,997	—	(327)	98,670
Foreign government obligations	11,878	—	(56)	11,822
U.S. Treasuries / Agencies	102,120	5	(283)	101,842
Marketable securities	$223,795	$5	$(1,206)	$222,594
Total cash, cash equivalents and marketable securities				$324,269

The Company attributes unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities are comprised solely of AAA-rated investments in federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.

As of March 31, 2016, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$120,502	$120,473
Due in 1-2 years	101,058	101,114
Due in more than 2 years	10,800	10,152
Total	$232,360	$231,739

(3) Fair Value Measurements
Fair Value Hierarchy
The Company uses valuation techniques that are based on observable and unobservable inputs to measure fair value. Observable inputs are developed using publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. Fair value measurements are classified in a hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:
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
Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	March 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$24,539	$24,539	$—	$—
Short-term marketable securities
Corporate debt securities	52,724	—	52,724	—
Foreign government obligations	11,786	—	11,786	—
U.S. Treasuries / Agencies	55,963	—	55,963	—
Long-term marketable securities
Auction rate securities	10,152	—	—	10,152
Corporate debt securities	48,867	—	48,867	—
U.S. Treasuries / Agencies	52,247	—	52,247	—
Total Assets	$256,278	$24,539	$221,587	$10,152
Liabilities
Accounts payable and accrued expenses
Interest rate swaps	$(2,862)	$—	$(2,862)	$—
Other long-term liabilities
Interest rate swaps	(33,893)	—	(33,893)	—
Total Liabilities	$(36,755)	$—	$(36,755)	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$44,930	$44,930	$—	$—
Short-term marketable securities
Corporate debt securities	43,876	—	43,876	—
Foreign government obligations	7,827	—	7,827	—
U.S. Treasuries / Agencies	56,176	—	56,176	—
Long-term marketable securities
Auction rate securities	10,260	—	—	10,260
Corporate debt securities	54,794	—	54,794	—
Foreign government obligations	3,995	—	3,995	—
U.S. Treasuries / Agencies	45,666	—	45,666	—
Total Assets	$267,524	$44,930	$212,334	$10,260
Liabilities
Accounts payable and accrued expenses
Interest rate swaps	$(195)	$—	$(195)	$—
Other long-term liabilities
Interest rate swaps	(25,557)	—	(25,557)	—
Total Liabilities	$(25,752)	$—	$(25,752)	$—

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three months ended March 31, 2016 and 2015, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	Auction Rate Securities	Auction Rate Securities	IntegralReach Contingent Consideration	Veveo Contingent Consideration
Balance at beginning of period	$10,260	$10,638	$(3,000)	$(3,000)
Settlements and sales	—	—	3,000	—
Unrealized losses included in accumulated other comprehensive loss	(108)	—	—	—
Balance at end of period	$10,152	$10,638	$—	$(3,000)

Valuation Techniques
The fair value of marketable securities, other than auction rate securities, is estimated using observable market-corroborated inputs, such as quoted prices in active markets for similar assets, obtained from a third party pricing service.
The fair value of auction rate securities is estimated using a discounted cash flow analysis or other type of valuation model. These estimates are highly judgmental and incorporate, among other items, the likelihood of redemption, credit and liquidity spreads, duration, interest rates and the timing and amount of expected future cash flows. These securities are also compared, when possible, to other observable data with characteristics similar to the securities held by the Company.
The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected future cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated inputs, including forward interest rate curves and implied interest rate volatilities. The fair value of an interest rate swap is estimated by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments that reflect the nonperformance risk of the Company and the respective counterparty. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company considers the impact of its master netting agreements.
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
Other Fair Value Disclosures
The carrying amount and fair value of debt issued by the Company were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$287,527	$327,543	$284,241	$298,494
Term Loan Facility B	681,443	679,153	682,915	656,688
Total	$968,970	$1,006,696	$967,156	$955,182

(1)
The fair value of debt issued by the Company is estimated using quoted prices for the identical instrument in a market that is not active and considers interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considers the nonperformance risk of the Company. If reported at fair value in the Condensed Consolidated Balance Sheets, debt issued by the Company would be classified in Level 2 of the fair value hierarchy.

(4) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Intellectual Property Licensing	Product	Total
December 31, 2015	$1,184,500	$159,152	$1,343,652
Foreign currency translation	—	324	324
March 31, 2016	$1,184,500	$159,476	$1,343,976

Goodwill at each reporting unit is evaluated for potential impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is evaluated annually for potential impairment as of the beginning of the fourth quarter.

Intangible Assets, Net

In January 2016, the Company purchased a portfolio of patents for $2.5 million in cash. The Company accounted for the patent portfolio purchase as an asset acquisition and is amortizing the purchase price over a weighted average period of 5.3 years.

Intangible assets, net consisted of the following (in thousands):

	March 31, 2016
	Gross	Accumulated Amortization	Net
Developed technology and patents	$877,688	$(529,049)	$348,639
Existing contracts and customer relationships	47,524	(38,165)	9,359
Content databases and other	59,217	(47,015)	12,202
Trademarks / Tradenames	8,300	(8,300)	—
Total	$992,729	$(622,529)	$370,200

	December 31, 2015
	Gross	Accumulated Amortization	Net
Developed technology and patents	$875,188	$(512,060)	$363,128
Existing contracts and customer relationships	47,524	(36,933)	10,591
Content databases and other	59,014	(45,991)	13,023
Trademarks / Tradenames	8,300	(8,300)	—
Total	$990,026	$(603,284)	$386,742

As of March 31, 2016, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2016	$56,874
2017	73,880
2018	70,470
2019	68,025
2020	67,272
Thereafter	33,679
Total	$370,200

(5) Restructuring and Asset Impairment Charges

In the three months ended March 31, 2016, the Company initiated certain facility rationalization activities, including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the new corporate headquarters, and eliminated a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.3 million were recognized in the three months ended March 31, 2016.

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 the Company conducted a review of its remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, the Company took cost reduction actions that resulted in Restructuring and asset impairment charges. Amounts recognized in three months ended March 31, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Components of Restructuring and asset impairment charges were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Future minimum lease payments, net	$214	$1,503
Severance costs	388	214
Contract termination costs	1,279	—
Asset impairment	452	—
Restructuring and asset impairment charges	$2,333	$1,717

Accrued restructuring costs were as follows (in thousands):

	March 31, 2016	December 31, 2015
Future minimum lease payments, net	$1,010	$2,015
Severance costs	451	250
Contract termination costs	1,942	—
Accrued restructuring costs	$3,403	$2,265

(6) Debt and Interest Rate Swaps

Details of the Company's financing arrangements were as follows (dollars in thousands):

				March 31, 2016		December 31, 2015
	Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$287,527	$345,000	$284,241
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	687,750	681,443	689,500	682,915
Total Long-term debt				$1,032,750	968,970	$1,034,500	967,156
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$961,970		$960,156

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

The Company has separately accounted for the liability and equity components of the 2020 Convertible Notes. The initial carrying amount of the liability component was calculated by estimating the value of the 2020 Convertible Notes using the Company’s estimated non-convertible borrowing rate of 4.75% at the time the instrument was issued. The carrying amount of the equity component, representing the value of the conversion option, was determined by deducting the liability component from the principal amount of the 2020 Convertible Notes. The difference between the principal amount of the 2020 Convertible Notes and the liability component is considered a debt discount which is being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. The equity component of the 2020 Convertible Notes was recorded as a component of Additional paid-in capital in the Condensed Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification. Related to the 2020 Convertible Notes, the Condensed Consolidated Balance Sheets included the following (in thousands):

	March 31, 2016	December 31, 2015
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(51,249)	(54,215)
Less: Unamortized debt issue costs	(6,224)	(6,544)
Carrying amount	$287,527	$284,241

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated interest	$431	$144
Amortization of debt discount	2,965	947
Amortization of debt issue costs	321	115
Total interest expense	$3,717	$1,206

The Company incurred $9.3 million in transaction costs related to the issuance of the 2020 Convertible Notes which were allocated to liability and equity components based on the relative amounts calculated for the 2020 Convertible Notes at the date of issuance. Transaction costs of $7.6 million attributable to the liability component were recorded in Long-term debt, less current portion in the Condensed Consolidated Balance Sheets and are being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. Transaction costs of $1.7 million attributable to the equity component were recorded as a component of Additional paid-in capital in the Condensed Consolidated Balance Sheets.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. The Company may be required to make an additional payment on the Term Loan Facility each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No additional payment was required in February 2016.

Convertible Senior Notes Due 2040

The Company issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par (the “2040 Convertible Notes”) pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, the Company redeemed the remaining $3.6 million of outstanding 2040 Convertible Notes. In connection with these transactions, $0.1 million was recorded as Loss on debt extinguishment in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

Components of interest expense related to the 2040 Convertible Notes were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated interest	$—	$1,089
Amortization of debt discount	—	1,865
Amortization of debt issue costs	—	241
Total interest expense	$—	$3,195

Debt Maturities

As of March 31, 2016, aggregate future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2016	$5,250
2017	7,000
2018	7,000
2019 (1)	352,000
2020	7,000
Thereafter	654,500
Total	$1,032,750

(1)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as Loss on interest rate swaps in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2016 and 2015, the Company recorded losses of $13.1 million and $9.7 million, respectively, on its interest rate swaps.

Details of the Company's interest rate swaps as of March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	March 31, 2016	December 31, 2015	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
May 2012	January 2014	January 2016	$—	$197,000	(1)	One month USD-LIBOR
May 2012	April 2014	March 2017	$215,000	$215,000	(2)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a fixed interest rate which gradually increased from 0.58% for the three-month settlement period ended in June 2014 to 1.65% for the settlement period ended in January 2016.

(2)	The Company pays a fixed interest rate which gradually increases from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ending in March 2017.

(7) Commitments and Contingencies

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the use and / or incorporation of the Company's products, intellectual property, services and / or technologies into the licensees' products and services. In some cases, the Company may receive tenders of defense and indemnity arising out of products, intellectual property services and / or technologies that are no longer provided by the Company due to having divested certain assets, but which were previously licensed or provided by the Company. The Company's indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, some license agreements, including those with the Company's largest multiple system operators and digital broadcast satellite providers, have larger limits or do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company cannot estimate the possible range of losses that may affect its Condensed Consolidated Financial Statements in a given period or the maximum potential impact of these indemnification provisions on its Condensed Consolidated Financial Statements.

Legal Proceedings

The Company is party to various legal actions, claims and proceedings as well as other actions, claims and proceedings incidental to its business. The Company accrues a liability for matters in which losses are considered probable and the amount of loss can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position, results of operations or cash flows. As of March 31, 2016, the Company does not believe any litigation matters, individually or in the aggregate, will have a material adverse effect on its Condensed Consolidated Financial Statements.

(8) Stockholders' Equity

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

The number of shares used to calculate Basic EPS and Diluted EPS were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares used to calculate Basic EPS	81,375	88,304
Dilutive effect of equity-based compensation awards	—	—
Weighted average shares used to calculate Diluted EPS	81,375	88,304

Weighted average potential shares excluded from the computation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	3,657	4,239
Restricted awards	2,799	2,869
2020 Convertible Notes (1)	11,936	2,992
2040 Convertible Notes (1)	—	3,447
Warrants	11,936	2,992
Weighted average potential shares excluded from the calculation of Diluted EPS	30,328	16,539

(1)	See Note 6 for additional details.

For the three months ended March 31, 2016 and 2015, 0.8 million and 0.7 million weighted average performance-based restricted awards, respectively, were excluded from the computation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.9044 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $20.51 per share on March 31, 2016, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $28.9044 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 6 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they would be anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock described in Note 6 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $40.1450 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

During the three months ended March 31, 2015, the Company repurchased 3.3 million shares of its common stock pursuant to its Board authorized repurchase plan for $70.0 million. No shares were repurchased pursuant to the Company's Board authorized repurchase plan during the three months ended March 31, 2016.

On April 29, 2015, the Board of Directors authorized the repurchase of up to $125.0 million shares of the Company's common stock. The April 2015 authorization included amounts which were outstanding under previously authorized share repurchase programs. As of March 31, 2016, the Company had $50.5 million of stock repurchase authorization remaining.

The Company issues restricted stock units as part of the equity incentive plans described in Note 9. For the majority of restricted stock units, beginning in the fourth quarter of 2015, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted stock units are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the three months ended March 31, 2016, the Company withheld 0.2 million shares of common stock to satisfy $3.8 million of required withholding taxes.

(9) Equity-based Compensation

Stock Options

The Company grants equity-based compensation awards from its 2008 Equity Incentive Plan (the “2008 Plan”). As of March 31, 2016, the Company had 23.4 million shares reserved and 6.4 million shares available for issuance under the 2008 Plan. The 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, and the remainder vesting monthly thereafter. Stock options generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period.

The Company grants performance-based restricted stock units to certain of its senior officers for three year performance periods. Vesting in the awards is subject to either performance conditions or a market condition as well as a three year service period. Depending on the level of achievement, the maximum number of shares that could be issued on vesting could be up to 200% of the target number of performance-based restricted stock units granted.

For awards subject to performance conditions, the fair value per award is fixed at the grant date; however, the amount of compensation expense is adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and an Adjusted EBITDA (defined in Note 11) margin, with compensation expense based on the number of shares ultimately issued. For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of the relative Total Shareholder Return metric.

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

As of March 31, 2016, the Company had 1.4 million shares of common stock reserved and available for issuance under the ESPP.

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

Assumptions used to estimate the fair value of equity-based compensation awards were as follows:

	Three Months Ended March 31,
	2016	2015
Stock options:
Expected volatility	55.7%	45.0%
Expected term	4.1 years	4.0 years
Risk-free interest rate	1.2%	1.3%
Expected dividend yield	0.0%	0.0%
ESPP shares:
Expected volatility	60.9%	35.0%
Expected term	1.3 years	1.3 years
Risk-free interest rate	0.6%	0.4%
Expected dividend yield	0.0%	0.0%
Restricted stock units subject to market conditions:
Expected volatility	55.9%	41.0%
Expected term	3.0 years	3.0 years
Risk-free interest rate	1.0%	1.0%
Expected dividend yield	0.0%	0%

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

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended March 31,
	2016	2015
Stock options	$10.30	$9.05
ESPP shares	$7.62	$6.94
Restricted awards	$24.27	$25.53

Pre-tax equity-based compensation	$8,438	$12,063

As of March 31, 2016, there was $64.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.6 years.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $0.6 million and $0.3 million, respectively. Intrinsic value is calculated as the difference between the market price of the shares at the time of exercise and the exercise price of the stock option.

As of March 31, 2016, 1.2 million shares of restricted stock were outstanding and unvested, which includes 0.4 million shares of performance-based restricted stock. As of March 31, 2016, 2.5 million restricted stock units were outstanding and unvested, which includes 0.4 million performance-based restricted stock units. The aggregate fair value of restricted awards vested during the three months ended March 31, 2016 and 2015 was $20.2 million and $22.6 million, respectively.

(10) Income Taxes

Due to the fact that the Company has a significant net operating loss carryforward and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense. Components of Income tax expense were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign withholding tax	$3,707	$3,548
State income tax	393	3,338
Foreign income tax	645	639
Change in net deferred tax liabilities	460	647
Change in unrecognized tax benefits	209	(233)
Income tax expense	$5,414	$7,939

The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses potential outcomes of these audits in order to determine the appropriateness of its tax provision. Adjustments to liabilities for unrecognized tax benefits are made to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular income tax audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously recognized, and therefore the resolution of one or more of these uncertainties in any particular period could have a material adverse impact on the Condensed Consolidated Financial Statements.

(11) Segment Information

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

Segment results were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Intellectual Property Licensing
Service Provider	$42,736	$47,153
Consumer Electronics	13,524	17,866
Revenues	56,260	65,019
Adjusted Operating Expenses (1)	14,157	16,615
Adjusted EBITDA (2)	42,103	48,404
Product
Service Provider	51,106	51,025
Consumer Electronics	4,765	5,393
Other	6,253	12,588
Revenues	62,124	69,006
Adjusted Operating Expenses (1)	46,647	52,136
Adjusted EBITDA (2)	15,477	16,870
Corporate:
Adjusted Operating Expenses (1)	12,046	13,396
Adjusted EBITDA (2)	(12,046)	(13,396)
Consolidated:
Revenues	118,384	134,025
Adjusted Operating Expenses (1)	72,850	82,147
Adjusted EBITDA (2)	45,534	51,878
Depreciation	4,234	4,370
Amortization of intangible assets	19,132	19,364
Restructuring and asset impairment charges	2,333	1,717
Equity-based compensation	8,438	12,063
Contested proxy election costs	—	405
Operating income from continuing operations	11,397	13,959
Interest expense	(10,531)	(12,358)
Interest income and other, net	(17)	686
Loss on interest rate swaps	(13,087)	(9,718)
Loss on debt extinguishment	—	(100)
Loss before income taxes	$(12,238)	$(7,531)

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

(12) Subsequent Event

On April 29, 2016, the Company announced it entered into a definitive agreement to acquire TiVo Inc. (“TiVo”), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $10.70 per share, which is comprised of $2.75 per share in cash and $7.95 per share of the common stock of a newly formed holding company that will own the Company and TiVo. At current prices the aggregate purchase price is approximately $1.1 billion and the cash consideration will be funded from the cash and investments on hand at the combined company. The consideration payable in stock is subject to a two-way collar between Rovi stock prices of $16.00 and $25.00, with the Rovi stock price based on the average volume weighted average Rovi stock price over the fifteen trading days ending three trading days prior to the transaction closing. Between a Rovi stock price of $18.71 and $16.00, the Company has the option to pay incremental cash instead of issuing more shares. The definitive agreement contains additional adjustment provisions. Both companies' boards of directors have approved the transaction. The acquisition is expected to close in the third quarter of 2016, subject to approval by Rovi and TiVo stockholders, regulatory approvals and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Discussions of some of the matters contained in this Quarterly Report on Form 10-Q for Rovi Corporation (the “Company,” “we” or “us”) may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties, including the discussion contained in Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations". We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American service providers and competition in our markets.

In some cases, these forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see Part I, Item 1A., "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview of Results

Revenue for the three months ended March 31, 2016 decreased by 12% compared to the prior year as a result of a 13% decline in revenue in our Intellectual Property Licensing segment and a 10% decline in revenue in our Product segment. For the three months ended March 31, 2016, 27% of revenue was from our contracts with AT&T Inc., Comcast and Time Warner Cable. In March 2016, our contract with Time Warner Cable Inc. was extended to December 2016. Our contract with Comcast Corporation expired on April 1, 2016. Our contract with AT&T expires in December 2022.

For the three months ended March 31, 2016, our net loss was $17.7 million, or $0.22 of diluted loss per share, compared to a net loss of $15.5 million, or $0.18 of diluted loss per share, in the prior year. The increased loss was primarily the result of a decrease in revenue and a $3.4 million increase in Loss on interest rate swaps. These factors were partially offset by cost savings associated with lower compensation costs, including equity-based compensation, lower patent defense costs, a decrease in consulting costs, a decrease in interest costs incurred to service our debt portfolio and lower income tax expense.

Comparison of Three Months Ended March 31, 2016 and 2015

The condensed consolidated results of operations for the three months ended March 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Change $	Change %
Revenues	$118,384	$134,025	$(15,641)	(12)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	22,537	28,130	(5,593)	(20)%
Research and development	22,669	26,537	(3,868)	(15)%
Selling, general and administrative	36,082	39,948	(3,866)	(10)%
Depreciation	4,234	4,370	(136)	(3)%
Amortization of intangible assets	19,132	19,364	(232)	(1)%
Restructuring and asset impairment charges	2,333	1,717	616	36%
Total costs and expenses	106,987	120,066	(13,079)	(11)%
Operating income from continuing operations	11,397	13,959	(2,562)	(18)%
Interest expense	(10,531)	(12,358)	1,827	(15)%
Interest income and other, net	(17)	686	(703)	(102)%
Loss on interest rate swaps	(13,087)	(9,718)	(3,369)	35%
Loss on debt extinguishment	—	(100)	100	(100)%
Loss before income taxes	(12,238)	(7,531)	(4,707)	63%
Income tax expense	5,414	7,939	(2,525)	(32)%
Net loss	$(17,652)	$(15,470)	$(2,182)	14%

Revenues

For the three months ended March 31, 2016, revenue decreased 12% compared to the prior year as a result of an $8.8 million decrease in revenue in our Intellectual Property Licensing segment and a $6.9 million decrease in revenue in our Product segment. Intellectual Property Licensing generated 47.5% of total revenue for the three months ended March 31, 2016 compared to 48.5% in the prior year. For additional details on the changes in revenue, see the discussion of our segment results below.

Cost of revenues, excluding amortization of intangible assets

Cost of revenues, excluding amortization of intangible assets, consist primarily of service costs, employee-related costs, patent prosecution, maintenance and litigation costs and an allocation of overhead and facilities costs. For the three months ended March 31, 2016, Cost of revenues, excluding amortization of intangible assets, decreased 20% from the prior year primarily due to a $2.5 million decrease in patent prosecution and defense costs and a decrease in compensation and consulting costs due to cost saving initiatives.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs. For the three months ended March 31, 2016, Research and development expenses decreased 15% compared to the prior year primarily due to lower spending on our Metadata operations and guide products due to cost saving initiatives.

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

The 10% decrease in Selling, general and administrative expenses during the three months ended March 31, 2016 was primarily due to lower legal and consulting costs and the prior year including $0.4 million of costs incurred in 2015 related to a contested proxy election, as well as lower equity-based compensation and lower marketing spend.

Restructuring and asset impairment charges

In the three months ended March 31, 2016, we initiated certain facility rationalization activities, including relocating our corporate headquarters from Santa Clara, California to San Carlos, California and consolidating our Silicon Valley operations into the new corporate headquarters, and eliminating a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.3 million were recognized in the three months ended March 31, 2016.

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in Restructuring and asset impairment charges of $1.7 million in the three months ended March 31, 2015. Amounts recognized in three months ended March 31, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Interest expense

For the three months ended March 31, 2016, Interest expense decreased compared to the prior year primarily due to a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes, as well as a decrease in average debt outstanding.

Interest income and other, net

For the three months ended March 31, 2016, the decrease in Interest income and other, net was primarily due to an increased loss on foreign currency remeasurement of $0.6 million.

Loss on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating interest rate loans to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally will have a gain when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally will have a loss when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment

During the three months ended March 31, 2015, we redeemed $287.4 million in principal of our 2040 Convertible Notes for cash, resulting in a Loss on debt extinguishment of $0.1 million.

Income tax expense

Due to our significant net operating loss carryforward and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended March 31, 2016 of $5.4 million, which primarily consists of $3.7 million of foreign withholding taxes, $0.6 million of foreign income taxes and a $0.5 million increase in net deferred tax liabilities.

We recorded Income tax expense for the three months ended March 31, 2015 of $7.9 million which primarily consists of $3.5 million of foreign withholding taxes, $3.3 million of state income taxes, a $0.6 million increase in net deferred tax liabilities and $0.6 million of foreign income taxes.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 11 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Intellectual Property Licensing Segment

The Intellectual Property Licensing segment's results of operations for the three months ended March 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Change $	Change %
Service Provider	$42,736	$47,153	$(4,417)	(9)%
Consumer Electronics	13,524	17,866	(4,342)	(24)%
Intellectual Property Licensing Revenues	56,260	65,019	(8,759)	(13)%
Adjusted Operating Expenses	14,157	16,615	(2,458)	(15)%
Adjusted EBITDA	$42,103	$48,404	$(6,301)	(13)%
Adjusted EBITDA Margin	74.8%	74.4%

For the three months ended March 31, 2016, Intellectual Property Licensing revenue decreased 13% compared to the prior year due to a 9% decrease in revenue from Service Providers and a 24% decrease in revenue from CE manufacturers. Revenue from Service Providers decreased primarily due to a top ten North American service provider being out of license in the three months ended March 31, 2016. The decrease in revenue from consumer electronics ("CE") manufacturers was primarily due to a decrease in our licensees' market share, combined with continuing pressures on their business models, which has caused our revenue from CE manufacturers to decline. Such declines could continue unless we are able to successfully license new entrants to this market.

Intellectual Property Licensing segment Adjusted Operating Expenses decreased 15% during the three months ended March 31, 2016 primarily due to a $2.5 million decrease in patent prosecution and defense costs.

Product Segment

The Product segment's results of operations for the three months ended March 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Change $	Change %
Service Provider	$51,106	$51,025	$81	—%
Consumer Electronics	4,765	5,393	(628)	(12)%
Other	6,253	12,588	(6,335)	(50)%
Product Revenues	62,124	69,006	(6,882)	(10)%
Adjusted Operating Expenses	46,647	52,136	(5,489)	(11)%
Adjusted EBITDA	$15,477	$16,870	$(1,393)	(8)%
Adjusted EBITDA Margin	24.9%	24.4%

For the three months ended March 31, 2016, Product segment revenue decreased 10% compared to the prior year as Service Provider revenue was flat, while CE revenue decreased 12% and Other revenue decreased 50%. The decrease in Other revenue was the result of the continuing decline in Analog Content Protection revenue, as well as the three months ended March 31, 2015 including a significant perpetual license fee from a manufacturer of set-top boxes. Analog Content Protection revenue is expected to continue to decline in the future.

Adjusted Operating Expenses decreased 11% during the three months ended March 31, 2016 compared to the prior year primarily as a result of a decrease in spending on our Metadata operations and guide products due to cost saving initiatives.

Corporate

Corporate costs for the three months ended March 31, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Change $	Change %
Adjusted Operating Expenses	$12,046	$13,396	$(1,350)	(10)%

For the three months ended March 31, 2016, Corporate Adjusted Operating Expenses decreased primarily due to a decrease in compensation and consulting costs.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by our operations. We believe our cash position remains strong and our cash, cash equivalents and marketable securities and anticipated cash flow generated from operations, supplemented with access to capital markets as necessary, are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments in addition to investments in future growth opportunities and share repurchases for at least the next twelve months. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions.

As of March 31, 2016, we had $71.8 million in Cash and cash equivalents, $120.5 million in Short-term marketable securities and $111.3 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $211.9 million held by our foreign subsidiaries as of March 31, 2016. Due to our net operating loss carryforwards, we could repatriate amounts held outside the U.S. to the U.S. with a minimal tax impact.

Sources and Uses of Cash

Cash flows for the three months ended March 31, 2016 compared to the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change $	Change %
Net cash (used in) provided by operating activities	$(9,046)	$26,074	$(35,120)	(135)%
Net cash (used in) provided by investing activities	(22,330)	81,073	(103,403)	(128)%
Net cash provided by (used in) financing activities	965	(44,832)	45,797	(102)%
Effect of exchange rate changes on cash and cash equivalents	579	71	508	715%
Net (decrease) increase in cash and cash equivalents	$(29,832)	$62,386	$(92,218)	(148)%

Net cash (used in) provided by operating activities for the three months ended March 31, 2016 decreased $35.1 million primarily due to an increase in accounts receivable, prepaying a third party for an intellectual property license in 2016 and higher payments on accounts payable and accrued liabilities. In April 2016, we collected a significant payment from our largest customer. The availability of cash generated by our operations in the future could be affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which are incorporated herein by reference.

Net cash (used in) provided by investing activities for the three months ended March 31, 2016 decreased $103.4 million due to a decrease in net proceeds from net sales and maturities of marketable securities of $92.6 million and higher spending on capital expenditures associated with relocating our corporate headquarters to San Carlos, California. The three months ended March 31, 2016 includes a payment of $2.5 million for the purchase of a patent portfolio. We anticipate capital expenditures to grow our business and strengthen our operations infrastructure of between $25 million and $30 million for the full year 2016.

Net cash provided by financing activities for the three months ended March 31, 2016 included the receipt of $7.2 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan and a $1.8 million principal payment on our Term Loan Facility B. Net cash used in financing activities for the three months ended March 31, 2015 included $287.4 million in principal payments on our 2040 Convertible Notes and the issuance of $345.0 million in principal of our 2020 Convertible Notes. Using proceeds from the 2020 Convertible Notes, we repaid $100.0 million which had been borrowed against our Revolving Facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes. In connection with issuing the 2020 Convertible Notes, we purchased a call option to manage the potential dilution to earnings per share from conversion of the 2020 Convertible Notes and sold a warrant for a net cash payment of $33.5 million. The three months ended March 31, 2015 also includes the payment of $3.0 million in contingent consideration related to previous acquisitions. In addition, during the three months ended March 31, 2015 we used $60.5 million to repurchase shares of our common stock and received $5.7 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

On April 29, 2015, our Board of Directors authorized the repurchase of up to $125.0 million of our common stock.  The April 2015 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. As of March 31, 2016, our remaining stock repurchase authorization was $50.5 million.

Pending Acquisition of TiVo

On April 29, 2016, we announced we entered into a definitive agreement to acquire TiVo Inc. (“TiVo”), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $10.70 per share comprised of $2.75 per share in cash and $7.95 per share of the common stock of a newly formed holding company that will own the Company and TiVo. At current prices the aggregate purchase price is approximately $1.1 billion. The consideration payable in stock is subject to a two-way collar between Rovi stock prices of $16.00 and $25.00, with the Rovi stock price based on the average volume weighted average Rovi stock price over the fifteen trading days ending three trading days prior to the transaction closing. If our share price increases between the date of the purchase agreement and the transaction closing, TiVo stockholders will receive fewer shares (a lower exchange ratio) until our share price reaches $25.00, at which point ownership and exchange ratio will be fixed at 0.3180 per share. Conversely, if our share price decreases between date of the purchase agreement and the date the transaction closes, TiVo stockholders will receive more shares until our stock price reaches $18.71. Between a share price of $18.71 (an exchange ratio of 0.4250 per share) and $16.00 (an exchange ratio of 0.4969 per share), we have the option to pay incremental cash instead of issuing more shares. Depending upon what we elect to do if our stock price is between $16.00 and $18.71, the cash consideration could range from approximately $277 million to $392 million. If our stock price is below $16.00, we have the option to select an exchange ratio between 0.4250 and 0.4969 and the cash consideration would be calculated based upon the exchange ratio selected, but in no event will the cash consideration be more than $3.90 per share. The closing of the transaction will also trigger a fundamental change under the indenture governing TiVo’s $230 million 2% convertible senior notes due 2021, which will require TiVo to offer to repurchase the notes at par plus accrued and unpaid interest. We anticipate most, if not all, of the TiVo noteholders will require TiVo to repurchase their notes. The transaction’s cash consideration and the repurchase of the TiVo convertible notes will be funded from the cash and investments on hand at the combined company. Both companies' boards of directors have approved the transaction. The acquisition is expected to close in the third quarter of 2016, subject to approval by Rovi and TiVo stockholders, regulatory approvals and other customary closing conditions.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$287,527	$345,000	$284,241
Term Loan Facility B	687,750	681,443	689,500	682,915
Total	$1,032,750	$968,970	$1,034,500	$967,156

During the next twelve months, $7.0 million of outstanding principal is scheduled to mature. For more information on our borrowings, see Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

As a result of voluntary principal prepayments in June 2015 and September 2015, Term Loan Facility A was extinguished. In September 2015, the Revolving Facility was terminated at our election.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions. The Credit Agreement is secured by substantially all of the Company's assets. We may be required to make an additional payment on Term Loan Facility B each February. This payment is calculated as a percentage of the prior year's Excess Cash Flow as defined in the Credit Agreement. No payment was required in February 2016.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Our estimates, assumptions and judgments are based on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Making estimates, assumptions and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Management believes the estimates, assumptions and judgments employed and resulting balances reported in the Condensed Consolidated Financial Statements are reasonable; however, actual results could differ materially.

There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference.

Contractual Obligations

For information about our contractual obligations, see "Contractual Obligations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference. Our contractual obligations have not changed materially since December 31, 2015.

Off-Balance Sheet Arrangements

For information about our off-balance sheet arrangements, see "Off-Balance Sheet Arrangements" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference. Since December 31, 2015, we have not engaged in any material off-balance sheet arrangements, including the use of structured finance vehicles, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

For a summary of applicable recent accounting pronouncements, see Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including those related to changes in interest rates, foreign currency exchange rates and security prices that could impact our financial position, results of operations or cash flows. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

On April 29, 2016, the Company announced it entered into a definitive agreement to acquire TiVo Inc. (“TiVo”), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $10.70 per share, which is comprised of $2.75 per share in cash and $7.95 per share of the common stock of a newly formed holding company (“HoldCo”) that will own the Company and TiVo following two mergers. In light of that announcement, the Company has modified the risk factors as disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference, to add the following additional risk factors:

Rovi cannot be sure of the market value of the shares of HoldCo common stock to be issued upon completion of the mergers.

The market values of Rovi common stock at the time of the mergers may vary significantly from its prices on the date the merger agreement was executed, and the date on which Rovi stockholders vote on the mergers. The market value of the HoldCo common stock issued in the mergers and the Rovi common stock surrendered in the mergers may be higher or lower than the values of these shares on earlier dates. 100% of the Rovi merger consideration to be received by Rovi stockholders will be HoldCo common stock. The purchase price for the TiVo common stock is $10.70 per share, comprised partially of cash and partially of shares of Holdco common stock in an amount based on an exchange ratio. Under the merger agreement, the exchange ratio is subject to adjustment depending on the average price of Rovi common stock calculated prior to the date of the Rovi merger, and that adjustment could result in more or less shares of Holdco common stock being issued to TiVo stockholders.

Changes in the market prices of Rovi common stock may result from a variety of factors that are beyond the control of Rovi, including changes in its businesses, operations and prospects, regulatory considerations, governmental actions, and legal proceedings and developments. Market assessments of the benefits of the mergers, the likelihood that the mergers will be completed, and general and industry-specific market and economic conditions may also have an effect on the market price of Rovi common stock. Changes in market prices of Rovi common stock may also be caused by fluctuations and developments affecting domestic and global securities markets. Neither Rovi nor TiVo is permitted to terminate the merger agreement solely because of changes in the market price of either party’s respective common stock.

In addition, it is anticipated that the mergers may not be completed until a significant period of time has passed after the stockholder meetings to vote on the acquisition. As a result, the market values of Rovi common stock may vary significantly from the date of the stockholder meetings to the date of the completion of the mergers. There is no assurance that the mergers will be completed, that there will not be a delay in the completion of the mergers or that all or any of the anticipated benefits of the mergers will be obtained.

Obtaining required regulatory approvals may prevent or delay completion of the mergers or reduce the anticipated benefits of the mergers or may require changes to the structure or terms of the mergers.

Consummation of the mergers is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the mergers under the Hart-Scott-Rodino Act. At any time before or after the mergers are consummated, the Department of Justice, the Federal Trade Commission, or U.S. state attorneys general or foreign governmental authorities could take action under the antitrust laws in opposition to the mergers, including seeking to enjoin completion of the mergers, condition completion of the mergers upon the divestiture of assets of Rovi, TiVo or their subsidiaries or impose restrictions on HoldCo’s post-merger operations. These could negatively affect the results of operations and financial condition of the combined company following completion of the mergers. Any such requirements or restrictions may prevent or delay completion of the mergers or may reduce the anticipated benefits of the mergers, which could also have a material adverse effect on the combined company’s business and cash flows, financial condition and results of operations. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.

Failure to successfully combine the businesses of Rovi and TiVo in the expected time frame may adversely affect HoldCo’s future results.

The success of the mergers will depend, in part, on HoldCo’s ability to realize the anticipated benefits from combining the businesses of Rovi and TiVo. To realize these anticipated benefits, the businesses of Rovi and TiVo must be successfully combined. Historically, Rovi and TiVo have been independent companies, and they will continue to be operated as such until the completion of the mergers. The management of HoldCo may face significant challenges in consolidating the functions of TiVo and Rovi, integrating the technologies, organizations, procedures, policies and operations, as well as integrating the different business cultures of the two companies, and retaining key personnel. If the combined company is not successfully integrated, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the mergers may also disrupt each company’s ongoing businesses and/or adversely affect our relationships with employees, regulators and others with whom we have business or other dealings.

Rovi will be subject to business uncertainties and contractual restrictions while the mergers are pending.

Uncertainty about the effect of the mergers on employees and customers may have an adverse effect on Rovi and consequently on the combined company. These uncertainties may impair Rovi’s ability to retain and motivate key personnel and could cause customers and others that deal with Rovi to defer entering into contracts with Rovi or making other decisions concerning Rovi or seek to change existing business relationships with Rovi. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the mergers, Rovi’s business could be harmed. In addition, the merger agreement restricts Rovi from making certain acquisitions and taking other specified actions until the mergers occur without the consent of the other party. These restrictions may prevent Rovi from pursuing attractive business opportunities that may arise prior to the completion of the mergers.

The merger agreement limits Rovi’s ability to pursue alternatives to the mergers.

Rovi has agreed that it will not solicit, initiate, knowingly encourage or take any other action designed to facilitate inquiries or the making of any proposals which may reasonably be expected to lead to any takeover proposal, engage in discussions or negotiations regarding takeover proposals, subject to limited exceptions, including that a party may take certain actions in the event it receives an unsolicited takeover proposal that constitutes a superior proposal or is reasonably expected to lead to a superior proposal, and the party’s board of directors determines in good faith, after consultation with its outside legal counsel, that a failure to take action with respect to such takeover proposal would be inconsistent with its fiduciary duties. Rovi has also agreed that its board of directors will not change its recommendation to its stockholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to stockholder approval, the board of directors may make a change in recommendation (i) in response to an intervening event (as defined in the merger agreement) and the board concludes in good faith, after consultation with its outside legal counsel, that the failure to take such action would be inconsistent with the exercise of its fiduciary duties to Rovi’s stockholders under applicable laws; or (ii) in response to a superior proposal, if the board of directors concludes that a failure to change its recommendation would be inconsistent with the exercise of its fiduciary duties to Rovi’s stockholders under applicable laws and, if requested by TiVo, Rovi’s representatives shall have negotiated in good faith with TiVo for five business days (and in the case of any material amendment or modification to such superior proposal, for a period expiring upon the later to occur of three business days and the end of such five business day period) regarding any revisions to the terms of the transactions contemplated by the merger agreement proposed by TiVo in response to such superior proposal. In addition, under specified circumstances, Rovi may be required to pay TiVo a termination fee of $36.6 million or $9.2 million (depending on the specific circumstances) if the merger is not consummated. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Rovi from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower price per share to acquire Rovi than it might otherwise have been willing to pay.

Failure to complete the mergers could negatively impact the stock price, business and financial results of Rovi.

If the mergers are not completed, the ongoing business of Rovi may be adversely affected and Rovi will be subject to several risks and consequences, including the following:

•	Rovi may be required, under certain circumstances, to pay TiVo a termination fee of $36.6 million or $9.2 million (depending on the specific circumstances);

•
Rovi will be required to pay certain costs relating to the mergers, whether or not the mergers are completed, such as significant fees and expenses relating to legal, accounting, financial advisor and printing fees;

•
under the merger agreement, Rovi is subject to certain restrictions on the conduct of its business prior to completing the mergers which may adversely affect its ability to execute certain of its business strategies; and

•
matters relating to the mergers may require substantial commitments of time and resources by Rovi management, which could otherwise have been devoted to other opportunities that may have been beneficial to Rovi as an independent company.

In addition, if the mergers are not completed, Rovi may experience negative reactions from the financial markets and from its customers and employees. Rovi also could be subject to litigation related to a failure to complete the mergers or to enforce its obligations under the merger agreement. If the mergers are not consummated, Rovi cannot assure you that the risks described will not materially affect the business, financial results and stock price of Rovi.

Rovi and HoldCo will incur significant transaction and merger-related transition costs in connection with the mergers.

Rovi expects that it and HoldCo will incur significant, non-recurring costs in connection with consummating the mergers and integrating the operations of Rovi and TiVo. Rovi may incur additional costs to maintain employee morale and to retain key employees. Rovi will also incur significant fees and expenses relating to legal, accounting and other transaction fees and other costs associated with the mergers. Some of these costs are payable regardless of whether the mergers are completed. Moreover, under specified circumstances, Rovi may be required to pay a termination fee of $36.6 million or $9.2 million (depending on the specific circumstances) if the merger is not consummated.

Rovi and, subsequently, the combined company must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the mergers, and failure to do so could negatively affect the combined company.

For the mergers to be successful, during the period before the mergers are completed, Rovi must continue to retain, motivate and recruit executives and other key employees. Moreover, the combined company must be successful at retaining and motivating key employees following the completion of the mergers. Experienced employees in the industries in which Rovi operates are in high demand and competition for their talents can be intense. Employees of both Rovi and TiVo may experience uncertainty about their future role with the combined company until, or even after, strategies with regard to the combined company are announced or executed. The potential distractions of the mergers may adversely affect the ability of Rovi or, following completion of the mergers the combined company, to retain, motivate and recruit executives and other key employees and keep them focused on applicable strategies and goals. A failure by Rovi or, following the completion of the mergers, the combined company, to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the mergers could have a negative impact on the business of Rovi or the combined company.

Our ability to use our net operating loss carryforwards (NOLs) may be limited; we have adopted an NOL Rights Plan that may act as an anti-takeover device.

As of December 31, 2015, we had U.S. federal NOLs of $1.2 billion. The $1.2 billion in U.S. federal NOLs will begin to expire in various years between 2020 and 2033, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Calculations pursuant to Section 382 of the Internal Revenue Code can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

In connection with the approval of the merger agreement with TiVo Inc. (the “Merger Agreement”), our Board of Directors approved a Section 382 rights agreement (the “NOL Rights Plan”). The NOL Rights Plan is designed to protect Rovi’s NOLs from the effect of Internal Revenue Code Section 382 discussed above. The completion of the TiVo deal would move Rovi significantly closer to the 50 percent ownership change outlined in Section 382, and increase the likelihood of a loss of Rovi’s valuable NOLs. The NOL Rights Plan will only be effective until the earlier of the consummation of the mergers contemplated by the Merger Agreement or the termination of the Merger Agreement. Although the NOL Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect utilization of our NOLs, there is no assurance that the NOL Rights Plan will prevent all transfers that could result in such an “ownership change.” Upon completion of the mergers, it is anticipated that the certificate of incorporation for the new holding company formed in connection with such transaction will include transfer restrictions also designed to reduce the likelihood of an “ownership change.” The certificate of incorporation for the new holding company will be one of the components of the transactions to be submitted to the Rovi stockholders for approval.

The NOL Rights Plan and the transfer restrictions described above could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our common stock. A third party that acquires in excess of 4.91% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the NOL Rights Plan. This may adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our stock or additional shares of our stock. It is also possible that the NOL Rights Plan could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of its common stock during the three months ended March 31, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2016	—	$—	—	$50,472.6
February 2016	—	$—	—	$50,472.6
March 2016	—	$—	—	$50,472.6
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended March 31, 2016, the Company withheld 0.2 million shares of common stock to satisfy $3.8 million of required withholding taxes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.01	2016 Senior Executive Company Incentive Plan*	8-K	2/12/16	10.1
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				**
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				**
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROVI CORPORATION
Authorized Officer:
Date:	By:	/s/ Thomas Carson
April 29, 2016		Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
April 29, 2016		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
April 29, 2016		Wesley Gutierrez
Chief Accounting Officer and Treasurer