Form 10-Q
period 2016-06-30
Rovi Corp
filed 2016-08-03
CIK 1424454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 000-53413
_____________________________________________________________
Rovi Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1739297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Circle Star Way, San Carlos, CA	94070
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding as of
Class	July 20, 2016
Common Stock	83,367,843

ROVI CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$151,274	$101,675
Short-term marketable securities	122,619	107,879
Accounts receivable, net	88,013	87,128
Prepaid expenses and other current assets	25,481	14,191
Total current assets	387,387	310,873
Long-term marketable securities	80,172	114,715
Property and equipment, net	35,211	34,984
Intangible assets, net	351,340	386,742
Goodwill	1,344,425	1,343,652
Other long-term assets	7,371	8,330
Total assets	$2,205,906	$2,199,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$64,081	$74,113
Deferred revenue	14,997	12,106
Current portion of long-term debt	7,000	7,000
Total current liabilities	86,078	93,219
Taxes payable, less current portion	5,217	5,332
Deferred revenue, less current portion	6,467	9,414
Long-term debt, less current portion	963,829	960,156
Deferred tax liabilities, net	66,899	66,116
Other long-term liabilities	49,325	34,494
Total liabilities	1,177,815	1,168,731
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 131,888 shares issued and 83,302 shares outstanding as of June 30, 2016; and 131,052 shares issued and 82,647 shares outstanding as of December 31, 2015	132	131
Treasury stock, 48,586 shares and 48,405 shares as of June 30, 2016 and December 31, 2015, respectively, at cost	(1,167,575)	(1,163,533)
Additional paid-in capital	2,445,589	2,419,921
Accumulated other comprehensive loss	(3,544)	(6,503)
Accumulated deficit	(246,511)	(219,451)
Total stockholders’ equity	1,028,091	1,030,565
Total liabilities and stockholders’ equity	$2,205,906	$2,199,296

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$125,245	$127,820	$243,629	$261,845
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	24,965	25,669	47,502	53,799
Research and development	24,184	25,733	46,853	52,270
Selling, general and administrative	42,563	40,778	78,645	80,726
Depreciation	4,325	4,448	8,559	8,818
Amortization of intangible assets	19,030	19,236	38,162	38,600
Restructuring and asset impairment charges (benefits)	—	(178)	2,333	1,539
Total costs and expenses	115,067	115,686	222,054	235,752
Operating income	10,178	12,134	21,575	26,093
Interest expense	(10,859)	(11,715)	(21,390)	(24,073)
Interest income and other, net	(14)	(183)	(31)	503
(Loss) income on interest rate swaps	(5,507)	4,399	(18,594)	(5,319)
Loss on debt extinguishment	—	(20)	—	(120)
(Loss) income before income taxes	(6,202)	4,615	(18,440)	(2,916)
Income tax expense	3,206	1,277	8,620	9,216
Net (loss) income	$(9,408)	$3,338	$(27,060)	$(12,132)

Basic (loss) earnings per share:	$(0.11)	$0.04	$(0.33)	$(0.14)
Weighted average shares used in computing basic (loss) earnings per share	82,110	85,248	81,742	86,767

Diluted (loss) earnings per share:	$(0.11)	$0.04	$(0.33)	$(0.14)
Weighted average shares used in computing diluted (loss) earnings per share	82,110	85,487	81,742	86,767

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(9,408)	$3,338	$(27,060)	$(12,132)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,211	(666)	2,184	(518)
Unrealized gains (losses) on marketable securities	248	(190)	775	(46)
Other comprehensive income (loss), net of tax	1,459	(856)	2,959	(564)
Comprehensive (loss) income	$(7,949)	$2,482	$(24,101)	$(12,696)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(27,060)	$(12,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,559	8,818
Amortization of intangible assets	38,162	38,600
Amortization of convertible note discount and note issuance costs	6,935	6,986
Asset impairment charge	452	—
Change in fair value of interest rate swaps	13,969	3,461
Equity-based compensation	18,355	22,716
Deferred income taxes	777	3,747
Other operating, net	2,958	3,001
Changes in operating assets and liabilities:
Accounts receivable	(843)	(747)
Prepaid expenses and other current assets and other long-term assets	(10,377)	(1,544)
Accounts payable and accrued expenses and other long-term liabilities	(2,928)	(7,334)
Accrued income taxes	(2,919)	(380)
Deferred revenue	(56)	556
Net cash provided by operating activities of continuing operations	45,984	65,748
Net cash used in operating activities of discontinued operations	—	(194)
Net cash provided by operating activities	45,984	65,554
Cash flows provided by investing activities:
Payments for purchase of short- and long-term marketable securities	(59,857)	(134,396)
Proceeds from sales or maturities of short- and long-term marketable securities	79,507	182,376
Payments for purchase of property and equipment	(13,795)	(5,536)
Payments for purchase of patents	(2,500)	—
Other investing, net	(46)	(53)
Net cash provided by investing activities	3,309	42,391
Cash flows used in financing activities:
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	—	(100,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	335,616
Principal payments on long-term debt	(3,500)	(344,490)
Proceeds from sale of warrants	—	31,326
Payments for purchase of call options	—	(64,825)
Payments for deferred holdback and contingent consideration	(750)	(5,140)
Payments for purchase of treasury stock	—	(104,519)
Payments for withholding taxes related to net settlement of restricted stock units	(4,042)	—
Proceeds from exercise of options and employee stock purchase plan	7,329	5,866
Net cash used in financing activities	(963)	(146,166)
Effect of exchange rate changes on cash and cash equivalents	1,269	(407)
Net increase (decrease) in cash and cash equivalents	49,599	(38,628)
Cash and cash equivalents at beginning of period	101,675	154,568
Cash and cash equivalents at end of period	$151,274	$115,940

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ROVI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Rovi Corporation (the “Company” or "Rovi"), a Delaware corporation, is focused on powering entertainment discovery and personalization through product technology and intellectual property and using data and analytics to monetize interactions across multiple entertainment platforms. The Company provides a broad set of content discovery solutions that are embedded in our customers' products and services to connect consumers with entertainment, including device embedded and cloud-based interactive program guides (“IPGs”), natural language conversational voice and text search and recommendation services and our extensive database of "Metadata" (i.e., descriptive information, promotional images or other content that describes or relates to television shows, videos, movies, music, books, games or other entertainment content). The Company also offers advertising and a portfolio of data and analytics products including advertising and programming promotion optimization that enable audience targeting in traditional pay TV advertising along with subscriber and operator analytic and insight products that service providers can use to unlock the usage patterns and behaviors of pay TV subscribers. The Company's solutions are deployed globally in the cable, satellite, consumer electronics, entertainment, media and online distribution markets.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures made are adequate to make the information presented herein not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are considered necessary to present fairly the results for the periods presented.

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

Concentrations of Risk

The percent of revenue derived from customers, and concentrations of customers, representing more than 10% of revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
AT&T Inc. ("AT&T")	13%	13%	13%	13%
Charter Communications Inc. ("Charter")	14%	(1)	12%	(1)

Aggregate of AT&T, Charter and Comcast Corporation ("Comcast")	29%	28%	30%	27%

(1) Customer represented less than 10% of revenue.

Substantially all of the Company's revenue from AT&T and a significant portion of the Company's revenue from Charter is reported in the Intellectual Property Licensing segment. The Company's Intellectual Property Licensing contract with Comcast expired on March 31, 2016. The Company's Product relationship with Comcast, primarily a metadata license, remains in effect.

Customers representing more than 10% of Accounts receivable, net were as follows.

	June 30, 2016	December 31, 2015
AT&T	17%	22%
Charter	13%	(1)

(1) Customer represented less than 10% of Accounts receivable, net

Revenue Recognition

During 2016, the Company expanded its business strategy of monetizing its intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of the Company's ongoing major or central operations and activities of monetizing intellectual property, the related proceeds from patent sales are now recognized as revenue. Revenue from patent sales is recognized when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. These requirements are generally fulfilled on closing of the patent sale transaction. Revenue for the three and six months ended June 30, 2016 includes $0.5 million related to a patent sale.

Recent Accounting Pronouncements

Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance to help entities evaluate whether fees paid in a cloud computing arrangement include a software license. Pursuant to this guidance, when a cloud computing arrangement includes a software license, the customer accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. When a cloud computing arrangement does not include a software license element, the customer accounts for the arrangement as a service contract. The prospective application of this guidance on January 1, 2016 did not have a material effect on the Condensed Consolidated Financial Statements.

Standards Pending Adoption

In June 2016, the FASB issued updated guidance that requires entities to use a current expected credit loss model to measure credit-related impairments for financial instruments held at amortized cost. The current expected credit loss model is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectibility. Current expected credit losses, and subsequent adjustments, represent an estimate of lifetime expected credit losses that are recorded as an allowance deducted from the amortized cost basis of the financial instrument. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments for credit-related losses through an allowance and eliminating the length of time a security has been in an unrealized loss position as a consideration in the determination of whether a credit loss exists. The guidance is effective for the Company in the first quarter of 2020, and is effective using a modified retrospective approach for application of the current expected credit loss model to financial instruments and a prospective approach for credit losses on available-for-sale debt securities. Early application is permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, classifying certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of nonvested awards as they occur. The simplified guidance is effective for the Company in the first quarter of 2017. Depending on the area simplified, the guidance is effective either prospectively, retrospectively or using a modified retrospective approach. Early application is permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In March 2016, the FASB clarified the requirements for assessing whether contingent options that can accelerate the payment of principal on debt instruments require bifurcation as an embedded derivative. The amendments require a contingent option embedded in a debt instrument to be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. The clarified guidance is effective for the Company in the first quarter of 2017 using a modified retrospective approach with early application permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach with early application permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements and expects that its existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets.

In January 2016, the FASB amended certain aspects of the recognition and measurement guidance for financial assets and liabilities. The amendments are effective for the Company in the first quarter of 2018 with the effect of adoption recognized as a cumulative-effect adjustment to beginning retained earnings in 2018. Early application is not permitted. The Company is evaluating the effect of application on its Condensed Consolidated Financial Statements.

In May 2014, the FASB issued an amended accounting standard for revenue recognition. The amendments address how revenue is recognized in order to improve comparability between the financial statements of companies applying U.S. GAAP and International Financial Reporting Standards. The core principle of the amended standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company in the first quarter of 2018 and may be applied using a full retrospective or modified retrospective approach. Early application is permitted beginning in Rovi's first quarter of 2017. The Company is evaluating the effect the amendments and transition alternatives will have on its Condensed Consolidated Financial Statements.

(2) Pending Acquisition

On April 28, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, TiVo Inc. (“TiVo”), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, Titan Technologies Corporation, a Delaware corporation and wholly owned subsidiary of Rovi (“Parent”), Nova Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Rovi Merger Sub”) and Titan Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“TiVo Merger Sub”), providing for the merger of Rovi Merger Sub with and into Rovi (the “Rovi Merger”), with Rovi as the surviving entity in the Rovi Merger and becoming a wholly owned subsidiary of Parent, the merger of TiVo Merger Sub with and into TiVo (the “TiVo Merger,” and, collectively with the Rovi Merger and the other transactions contemplated by the Merger Agreement, the “Transactions”), with TiVo as the surviving entity in the TiVo Merger and becoming a wholly owned subsidiary of Parent, subject to the terms and conditions set forth therein.

Under the terms of the Merger Agreement, while the average Rovi stock price (based on the volume-weighted average trading price of Rovi's common stock on the NASDAQ over the fifteen day period ending on (and including) the third trading day prior to closing) is between $16.00 and $25.00, each share of TiVo common stock will be converted into the right to receive $10.70 per share, which is comprised of $2.75 per share in cash and $7.95 per share of the common stock of Parent. Between a Rovi stock price of $18.71 (an exchange ratio of 0.4250 per share) and $16.00 (an exchange ratio of 0.4969 per share), Rovi has the option to pay incremental cash instead of issuing additional shares, with the cash component being no less than $2.75 and no more than $3.90 per share of TiVo common stock. Assuming Rovi does not make a cash top up election as provided for in the Merger Agreement, if the volume-weighted average trading price of Rovi's common stock is in excess of $25.00, then each share of TiVo common stock will be exchanged for $2.75 per share in cash and 0.3180 shares of the common stock of Parent. If the volume-weighted average trading price of Rovi's common stock is less than $16.00, then each share of TiVo common stock will be exchanged for $2.75 per share in cash and 0.4969 shares of the common stock of Parent. If Rovi's stock price is below $16.00, Rovi has the option to select an exchange ratio between 0.4250 and 0.4969 and the cash consideration would be calculated based on the exchange ratio selected, but in no event will the cash consideration be more than $3.90 per share. The Merger Agreement contains additional adjustment provisions. As of July 22, 2016, the aggregate purchase price was approximately $1,048.4 million using Rovi's closing share price of $18.52. The cash portion of the aggregate purchase price will be funded from the combined company's cash and investments.

Rovi stockholders will continue to own one share of common stock in Parent for each share of Rovi common stock owned as of the closing. Both companies' boards of directors have approved the Transactions. The Transactions are subject to approval by Rovi and TiVo stockholders and other customary closing conditions, and are expected to close in the third calendar quarter of 2016. Rovi and TiVo may each terminate the Merger Agreement under certain circumstances, and in connection with the termination of the Merger Agreement under specified circumstances, Rovi or TiVo may be required to pay the other party a termination fee of up to $36.6 million.

The description of the Merger Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 4, 2016.

(3) Investments

The amortized cost and fair value of cash, cash equivalents and marketable securities by significant investment category were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$43,117	$—	$—	$43,117
Cash equivalents - Money market funds	108,157	—	—	108,157
Cash and cash equivalents	$151,274	$—	$—	$151,274

Auction rate securities	$10,800	$—	$(540)	$10,260
Corporate debt securities	100,085	141	(19)	100,207
Foreign government obligations	7,720	1	(3)	7,718
U.S. Treasuries / Agencies	84,559	85	(38)	84,606
Marketable securities	$203,164	$227	$(600)	$202,791
Total cash, cash equivalents and marketable securities				$354,065

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$56,745	$—	$—	$56,745
Cash equivalents - Money market funds	44,930	—	—	44,930
Cash and cash equivalents	$101,675	$—	$—	$101,675

Auction rate securities	$10,800	$—	$(540)	$10,260
Corporate debt securities	98,997	—	(327)	98,670
Foreign government obligations	11,878	—	(56)	11,822
U.S. Treasuries / Agencies	102,120	5	(283)	101,842
Marketable securities	$223,795	$5	$(1,206)	$222,594
Total cash, cash equivalents and marketable securities				$324,269

The Company attributes unrealized losses on its auction rate securities to liquidity issues rather than credit issues. The Company’s auction rate securities are comprised solely of AAA-rated federally insured student loans. The Company continues to earn interest on its auction rate securities and has the ability and intent to hold these securities until they recover their amortized cost.

As of June 30, 2016, the amortized cost and fair value of marketable securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$122,597	$122,619
Due in 1-2 years	69,768	69,912
Due in more than 2 years	10,800	10,260
Total	$203,165	$202,791

(4) Fair Value Measurements
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

Assets and liabilities reported at fair value on a recurring basis in the Condensed Consolidated Balance Sheets were classified in the fair value hierarchy as follows (in thousands):

	June 30, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$108,157	$108,157	$—	$—
Short-term marketable securities
Corporate debt securities	61,818	—	61,818	—
Foreign government obligations	7,718	—	7,718	—
U.S. Treasuries / Agencies	53,083	—	53,083	—
Long-term marketable securities
Auction rate securities	10,260	—	—	10,260
Corporate debt securities	38,389	—	38,389	—
U.S. Treasuries / Agencies	31,523	—	31,523	—
Total Assets	$310,948	$108,157	$192,531	$10,260
Liabilities
Accounts payable and accrued expenses
Interest rate swaps	$(2,365)	$—	$(2,365)	$—
Other long-term liabilities
Interest rate swaps	(37,356)	—	(37,356)	—
Total Liabilities	$(39,721)	$—	$(39,721)	$—

	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$44,930	$44,930	$—	$—
Short-term marketable securities
Corporate debt securities	43,876	—	43,876	—
Foreign government obligations	7,827	—	7,827	—
U.S. Treasuries / Agencies	56,176	—	56,176	—
Long-term marketable securities
Auction rate securities	10,260	—	—	10,260
Corporate debt securities	54,794	—	54,794	—
Foreign government obligations	3,995	—	3,995	—
U.S. Treasuries / Agencies	45,666	—	45,666	—
Total Assets	$267,524	$44,930	$212,334	$10,260
Liabilities
Accounts payable and accrued expenses
Interest rate swaps	$(195)	$—	$(195)	$—
Other long-term liabilities
Interest rate swaps	(25,557)	—	(25,557)	—
Total Liabilities	$(25,752)	$—	$(25,752)	$—

The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period. For the three and six months ended June 30, 2016 and 2015, there were no transfers between levels of the fair value hierarchy.

Changes in the fair value of assets and liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
	Auction Rate Securities	Auction Rate Securities	Veveo Contingent Consideration
Balance at beginning of period	$10,152	$10,638	$(3,000)
Settlements	—	—	2,140
Unrealized gains (losses) included in other comprehensive (loss) income	108	(54)	—
Balance at end of period	$10,260	$10,584	$(860)

	Six Months Ended June 30,
	2016	2015
	Auction Rate Securities	Auction Rate Securities	IntegralReach Contingent Consideration	Veveo Contingent Consideration
Balance at beginning of period	$10,260	$10,638	$(3,000)	$(3,000)
Settlements	—	—	3,000	2,140
Unrealized gains (losses) included in other comprehensive (loss) income	—	(54)	—	—
Balance at end of period	$10,260	$10,584	$—	$(860)

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
The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected future cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated inputs, including forward interest rate curves and implied interest rate volatilities. The fair value of an interest rate swap is estimated by netting the discounted future fixed cash payments against the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments to reflect the nonperformance risk of the Company and the respective counterparty. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company considers the impact of its master netting agreements.
The fair value of contingent consideration related to acquisitions is estimated utilizing a probability-weighted discounted cash flow analysis based on the terms of the underlying purchase agreement. The significant unobservable inputs used in calculating the fair value of contingent consideration include financial performance scenarios, the probability of achieving those scenarios and the discount rate.

Other Fair Value Disclosures
The carrying amount and fair value of debt issued by the Company were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
2020 Convertible Notes	$290,856	$326,784	$284,241	$298,494
Term Loan Facility B	679,973	673,995	682,915	656,688
Total	$970,829	$1,000,779	$967,156	$955,182

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

(5) Goodwill and Intangible Assets, Net

Goodwill

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Intellectual Property Licensing	Product	Total
December 31, 2015	$1,184,500	$159,152	$1,343,652
Foreign currency translation	—	773	773
June 30, 2016	$1,184,500	$159,925	$1,344,425

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

Intangible assets, net consisted of the following (in thousands):

	June 30, 2016
	Gross	Accumulated Amortization	Net
Developed technology and patents	$877,688	$(546,098)	$331,590
Existing contracts and customer relationships	47,524	(39,386)	8,138
Content databases and other	59,539	(47,927)	11,612
Trademarks / Tradenames	8,300	(8,300)	—
Total	$993,051	$(641,711)	$351,340

	December 31, 2015
	Gross	Accumulated Amortization	Net
Developed technology and patents	$875,188	$(512,060)	$363,128
Existing contracts and customer relationships	47,524	(36,933)	10,591
Content databases and other	59,014	(45,991)	13,023
Trademarks / Tradenames	8,300	(8,300)	—
Total	$990,026	$(603,284)	$386,742

As of June 30, 2016, future estimated amortization expense for finite-lived intangible assets was as follows (in thousands):

Remainder of 2016	$37,873
2017	73,918
2018	70,507
2019	68,052
2020	67,288
Thereafter	33,702
Total	$351,340

(6) Restructuring and Asset Impairment Charges

In the three months ended March 31, 2016, the Company initiated certain facility rationalization activities, including relocating its corporate headquarters from Santa Clara, California to San Carlos, California and consolidating its Silicon Valley operations into the new corporate headquarters, and eliminated a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.3 million were recognized in the three months ended March 31, 2016. No Restructuring and asset impairment charges were recognized in the three months ended June 30, 2016.

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 the Company conducted a review of its remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, the Company took cost reduction actions that resulted in Restructuring and asset impairment (benefits) charges. Amounts recognized in three and six months ended June 30, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Components of Restructuring and asset impairment charges (benefits) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Future minimum lease payments, net	$—	$—	$214	$1,499
Severance costs	—	(178)	388	40
Contract termination costs	—	—	1,279	—
Asset impairment	—	—	452	—
Restructuring and asset impairment charges (benefits)	$—	$(178)	$2,333	$1,539

Accrued restructuring costs were as follows (in thousands):

	June 30, 2016	December 31, 2015
Future minimum lease payments, net	$819	$2,015
Severance costs	227	250
Contract termination costs	120	—
Accrued restructuring costs	$1,166	$2,265

(7) Debt and Interest Rate Swaps

A summary of the Company's financing arrangements were as follows (dollars in thousands):

				June 30, 2016		December 31, 2015
	Interest Rate	Issue Date	Maturity Date	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	0.500%	March 4, 2015	March 1, 2020	$345,000	$290,856	$345,000	$284,241
Term Loan Facility B	Variable	July 2, 2014	July 2, 2021	686,000	679,973	689,500	682,915
Total Long-term debt				$1,031,000	970,829	$1,034,500	967,156
Less: Current portion of long-term debt					7,000		7,000
Long-term debt, less current portion					$963,829		$960,156

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

	June 30, 2016	December 31, 2015
Liability component
Principal outstanding	$345,000	$345,000
Less: Unamortized debt discount	(48,250)	(54,215)
Less: Unamortized debt issuance costs	(5,894)	(6,544)
Carrying amount	$290,856	$284,241

Equity component	$63,854	$63,854

Components of interest expense related to the 2020 Convertible Notes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest	$431	$431	$863	$575
Amortization of debt discount	3,000	2,864	5,965	3,811
Amortization of debt issuance costs	329	348	650	463
Total interest expense	$3,760	$3,643	$7,478	$4,849

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

In February 2015, the Company borrowed $100.0 million against the Revolving Facility, in part, to extinguish a portion of the 2040 Convertible Notes. In March 2015, using a portion of the proceeds from the 2020 Convertible Notes issuance, all outstanding borrowings under the Revolving Facility were repaid. In September 2015, the Revolving Facility was terminated at the Company's election.

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

Convertible Senior Notes Due 2040

The Company issued $460.0 million in aggregate principal of 2.625% Convertible Senior Notes due in 2040 at par (the “2040 Convertible Notes”) pursuant to an Indenture dated March 17, 2010 (the "2010 Indenture"). On February 20, 2015, holders of $287.4 million of outstanding principal exercised their right to require the Company to repurchase their 2040 Convertible Notes for cash. On June 30, 2015, the Company redeemed the remaining $3.6 million of outstanding 2040 Convertible Notes. In connection with these transactions, $0.1 million was recorded as Loss on debt extinguishment in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

Components of interest expense related to the 2040 Convertible Notes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated interest	$—	$25	$—	$1,114
Amortization of debt discount	—	—	—	1,865
Amortization of debt issue costs	—	—	—	241
Total interest expense	$—	$25	$—	$3,220

Debt Maturities

As of June 30, 2016, aggregate future principal payments on long-term debt, including the current portion of long-term debt, were as follows (in thousands):

Remainder of 2016	$3,500
2017	7,000
2018	7,000
2019 (1)	352,000
2020	7,000
Thereafter	654,500
Total	$1,031,000

(1)
While the 2020 Convertible Notes are scheduled to mature on March 1, 2020, future principal payments are presented based on the date the 2020 Convertible Notes can be freely converted by holders, which is December 1, 2019. However, the 2020 Convertible Notes may be converted by holders prior to December 1, 2019 in certain circumstances.

Interest Rate Swaps

The Company issues long-term debt denominated in U.S. dollars based on market conditions at the time of financing and may enter into interest rate swaps to achieve a primarily fixed interest rate. Alternatively, the Company may choose not to enter into interest rate swaps or may terminate a previously executed swap if it believes a larger proportion of floating-rate debt would be beneficial. The Company has not designated any of its interest rate swaps as hedges for accounting purposes. The Company records interest rate swaps in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recorded as (Loss) income on interest rate swaps in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2016 and 2015, the Company recorded a loss of $5.5 million and a gain of $4.4 million, respectively, on its interest rate swaps. During the six months ended June 30, 2016 and 2015, the Company recorded losses of $18.6 million and $5.3 million, respectively, on its interest rate swaps.

Details of the Company's interest rate swaps as of June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

			Notional
Contract Inception	Contract Effective Date	Contract Maturity	June 30, 2016	December 31, 2015	Interest Rate Paid	Interest Rate Received
Senior Secured Credit Facility
May 2012	January 2014	January 2016	$—	$197,000	(1)	One month USD-LIBOR
May 2012	April 2014	March 2017	$215,000	$215,000	(2)	One month USD-LIBOR
June 2013	January 2016	March 2019	$250,000	$250,000	2.23%	One month USD-LIBOR
September 2014	January 2016	July 2021	$125,000	$125,000	2.66%	One month USD-LIBOR
September 2014	March 2017	July 2021	$200,000	$200,000	2.93%	One month USD-LIBOR

(1)	The Company paid a fixed interest rate which gradually increased from 0.58% for the three-month settlement period ended in June 2014 to 1.65% for the settlement period ended in January 2016.

(2)	The Company pays a fixed interest rate which gradually increases from 0.65% for the three-month settlement period ended in June 2014 to 2.11% for the settlement period ending in March 2017.

(8) Commitments and Contingencies

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

On May 10, 2016, the Company received a letter from Dolby Laboratories, Inc. (“Dolby”) demanding unpaid royalties in the amount of $11.5 million related to (i) software licensed by the Company’s Sonic Solutions subsidiary and (ii) certain support and maintenance agreements that Sonic had with certain larger customers during the period from 2009 to 2012. Dolby further claimed that it was entitled to interest on the allegedly unpaid royalties in the amount of $11.8 million. The alleged unpaid royalties cover products that have subsequently been divested by the Company. On July 20, 2016, the Company received another letter from Dolby, proposing to forego the interest it claims it is owed relating to certain portions of the dispute if a settlement is reached promptly. However, Dolby added an additional demand for unpaid royalties in the amount of $9.5 million related to software distributions allegedly made by the Company’s MainConcept subsidiary (which has also been subsequently divested by the Company), for a total demand of $20.9 million. The Company does not agree with Dolby’s assertions and intends to vigorously defend itself in this matter. The Company has offered to settle this matter with Dolby for $0.5 million and has recorded a $0.5 million liability as of June 30, 2016 in its Condensed Consolidated Balance Sheets.

As of June 30, 2016, the Company does not believe any legal matters, individually or in the aggregate, will have a material adverse effect on its Condensed Consolidated Financial Statements.

(9) Stockholders' Equity

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

The number of shares used to calculate Basic EPS and Diluted EPS were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares used to calculate Basic EPS	82,110	85,248	81,742	86,767
Dilutive effect of equity-based compensation awards	—	239	—	—
Weighted average shares used to calculate Diluted EPS	82,110	85,487	81,742	86,767

Weighted average potential shares excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	3,501	4,070	3,579	4,291
Restricted awards	2,246	2,007	2,523	2,914
2020 Convertible Notes (1)	11,936	11,936	11,936	7,781
2040 Convertible Notes (1)	—	76	—	1,752
Warrants	11,936	11,936	11,936	7,781
Weighted average potential shares excluded from the calculation of Diluted EPS	29,619	30,025	29,974	24,519

(1)	See Note 7 for additional details.

For the three months ended June 30, 2016 and 2015, 0.9 million and 0.9 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, 0.8 million and 0.9 million weighted average performance-based restricted awards, respectively, were excluded from the calculation of Diluted EPS as the performance metric had yet to be achieved or their inclusion would have been anti-dilutive.

Effect of the 2020 Convertible Notes and related transactions on Diluted EPS

In periods when the Company reports income from continuing operations, the potential dilutive effect of additional shares that may be issued on conversion of the 2020 Convertible Notes are included in the calculation of Diluted EPS under the treasury stock method if the price of the Company’s common stock exceeds the conversion price. The 2020 Convertible Notes have no impact on Diluted EPS until the price of the Company's common stock exceeds the conversion price of $28.9044 per share because the principal of the 2020 Convertible Notes is required to be settled in cash. Based on the closing price of the Company's common stock of $15.64 per share on June 30, 2016, the if-converted value of the 2020 Convertible Notes was less than the outstanding principal.

Under the treasury stock method, the 2020 Convertible Notes would be dilutive if the Company’s common stock closes at or above $28.9044 per share. However, on conversion, no economic dilution is expected from the 2020 Convertible Notes as the exercise of call options purchased by the Company with respect to its common stock described in Note 7 is expected to eliminate any potential dilution from the 2020 Convertible Notes that would have otherwise occurred. The call options are always excluded from the calculation of Diluted EPS as they are anti-dilutive under the treasury stock method.

The warrants sold by the Company with respect to its common stock described in Note 7 have an effect on Diluted EPS when the Company’s share price exceeds the warrant’s strike price of $40.1450 per share. As the price of the Company’s common stock increases above the warrant strike price, additional dilution would occur.

Share Repurchase Program

No shares were repurchased pursuant to the Company's Board authorized repurchase plan during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company repurchased 1.7 million and 5.0 million shares of its common stock pursuant to its Board authorized repurchase plan for $30.2 million and $100.2 million, respectively.

On April 29, 2015, the Board of Directors authorized the repurchase of up to $125.0 million of the Company's common stock. The April 2015 authorization included amounts which were outstanding under previously authorized share repurchase programs. As of June 30, 2016, the Company had $50.5 million of stock repurchase authorization remaining.

The Company issues restricted stock units as part of the equity incentive plans described in Note 10. For the majority of restricted stock units, beginning in the fourth quarter of 2015, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted stock units are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not considered common stock repurchases under the Company's authorized share repurchase plan. During the three and six months ended June 30, 2016, the Company withheld 16.8 thousand and 0.2 million shares of common stock to satisfy $0.3 million and $4.0 million of required withholding taxes, respectively.

Section 382 Rights Plan

On April 28, 2016 (the “Rights Dividend Declaration Date”), the Board of Directors (the “Board of Directors”) of the Company adopted a Section 382 rights plan (the “Section 382 Rights Plan”) and declared a dividend distribution of one right for each outstanding share of Rovi’s common stock to stockholders of record at the close of business on May 19, 2016 (the "Rights Dividend Declaration Date"). The Board of Directors adopted the Section 382 Rights Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on Rovi’s ability to use its net operating loss carryforwards (“NOLs”). If Rovi experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), Rovi’s ability to fully utilize the NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits. The Section 382 Rights Plan is intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 4.91% or more of Rovi’s outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Board of Directors. Stockholders who beneficially own 4.91% or more of Rovi’s outstanding common stock as of the Rights Dividend Declaration Date will not be deemed to be an Acquiring Person, but such person will be deemed an Acquiring Person if such person (together with all affiliates and associates of such person) becomes the beneficial owner of securities representing a percentage of Rovi’s common stock that exceeds by 0.5% or more the lowest percentage of beneficial ownership of Rovi’s common stock that such person had at any time since the Rights Dividend Declaration Date. The description and terms of the rights, including expiration of the Section 382 Rights Plan, are set forth in a Section 382 Rights Agreement, dated as of April 28, 2016 (the “Section 382 Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

(10) Equity-based Compensation

Stock Options

The Company grants equity-based compensation awards from its 2008 Equity Incentive Plan (the “2008 Plan”). As of June 30, 2016, the Company had 29.5 million shares reserved and 12.7 million shares available for issuance under the 2008 Plan. The 2008 Plan permits the grant of stock options, restricted stock, restricted stock units and similar types of equity awards to employees, officers, directors and consultants of the Company. Stock options generally have vesting periods of four years with one quarter of the grant vesting on the first anniversary of the grant, followed by monthly vesting thereafter. Stock options generally have a contractual term of seven years. Restricted stock is considered outstanding at the time of the grant as holders are entitled to voting rights. Awards of restricted stock and restricted stock units (collectively, "restricted awards") are generally subject to a four year graded vesting period.

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

For awards subject to performance conditions, the fair value per award is fixed at the grant date; however, the amount of compensation expense is adjusted throughout the performance period based on the probability of achievement of a target revenue compound annual growth rate and an Adjusted EBITDA (defined in Note 12) margin, with compensation expense based on the number of shares ultimately issued. For awards subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period based on changes in the level of achievement of the relative Total Shareholder Return metric.

Employee Stock Purchase Plan

The Company’s 2008 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of four six-month purchase periods within a twenty-four month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period.

As of June 30, 2016, the Company had 1.4 million shares of common stock reserved and available for issuance under the ESPP.

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

Assumptions used to estimate the fair value of equity-based compensation awards were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options:
Expected volatility	N/A	N/A	55.7%	45.0%
Expected term	N/A	N/A	4.1 years	4.0 years
Risk-free interest rate	N/A	N/A	1.2%	1.3%
Expected dividend yield	N/A	N/A	0.0%	0.0%
ESPP shares:
Expected volatility	N/A	N/A	60.9%	35.0%
Expected term	N/A	N/A	1.3 years	1.3 years
Risk-free interest rate	N/A	N/A	0.6%	0.4%
Expected dividend yield	N/A	N/A	0.0%	0.0%
Restricted stock units subject to market conditions:
Expected volatility	N/A	N/A	55.9%	41.0%
Expected term	N/A	N/A	3.0 years	3.0 years
Risk-free interest rate	N/A	N/A	1.0%	1.0%
Expected dividend yield	N/A	N/A	0.0%	0.0%

Expected volatility is estimated using a combination of historical volatility and implied volatility derived from publicly-traded options on the Company's common stock. When historical data is available and relevant, the expected term of the award is estimated by calculating the average term from historical experience. When there is insufficient historical data to provide a reasonable basis on which to estimate the expected term, the Company uses an average of the vesting period and the contractual term of the award to estimate the expected term of the award. The risk-free interest rate is the yield on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the award at the grant date. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The number of awards expected to be forfeited during the requisite service period is estimated at the time of grant using historical data and equity-based compensation is only recognized for awards for which the requisite service is expected to be rendered. Forfeiture estimates are revised during the requisite service period and the effect of changes in the number of awards expected to be forfeited during the requisite service period is recorded as a cumulative adjustment in the period estimates are revised.

The weighted-average grant date fair value of equity-based awards (per award) and pre-tax equity-based compensation expense (in thousands) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	N/A	N/A	$10.30	$9.05
ESPP shares	N/A	N/A	$7.62	$6.94
Restricted awards	$17.41	$17.62	$23.73	$23.96

Pre-tax equity-based compensation	$9,917	$10,653	$18,355	$22,716

As of June 30, 2016, there was $56.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested equity-based awards which is expected to be recognized over a remaining weighted average period of 2.5 years.

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2016 and 2015 was immaterial. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $0.6 million and $0.3 million, respectively. Intrinsic value is calculated as the difference between the market price of the shares at the time of exercise and the exercise price of the stock option.

As of June 30, 2016, 1.2 million shares of restricted stock were unvested, which includes 0.4 million shares of performance-based restricted stock. As of June 30, 2016, 2.5 million restricted stock units were unvested, which includes 0.4 million performance-based restricted stock units. The aggregate fair value of restricted awards vested during the three months ended June 30, 2016 and 2015 was $1.2 million and $0.6 million, respectively. The aggregate fair value of restricted awards vested during the six months ended June 30, 2016 and 2015 was $21.4 million and $23.1 million, respectively.

(11) Income Taxes

Due to the fact that the Company has significant net operating loss carryforwards and has recorded a valuation allowance against a significant portion of its deferred tax assets, foreign withholding taxes are the primary driver of Income tax expense. Components of Income tax expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign withholding tax	$2,737	$3,525	$6,444	$6,657
State income tax (benefit) expense	(271)	(3,195)	122	(2,182)
Foreign income tax	192	472	837	1,126
Change in net deferred tax liabilities	461	260	921	3,633
Change in unrecognized tax benefits	87	215	296	(18)
Income tax expense	$3,206	$1,277	$8,620	$9,216

As of December 31, 2015, the Company had recorded deferred tax assets for net operating loss carryforwards as follows (in thousands):

	Carryforward Amount	Years of Expiration
Federal (1)	$1,155,486	2020 - 2033
State (2)	$821,952	2017 - 2033

(1) Includes $180.0 million related to stock option deductions that are not included in deferred tax assets.
(2) Includes $27.4 million related to stock option deductions that are not included in deferred tax assets.

As of December 31, 2015, the Company's deferred tax asset related to U.S. federal net operating loss carryforwards from continuing operations was $292.7 million. A full valuation allowance has been applied against U.S. federal net operating loss carryforwards. As of December 31, 2015, the Company's deferred tax asset related to state net operating loss carryforwards from continuing operations was $46.0 million. A valuation allowance of $39.9 million has been applied against state net operating loss carryforwards as of December 31, 2015.

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

(12) Segment Information

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

Segment results were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Intellectual Property Licensing
Service Provider	$53,371	$51,301	$96,107	$98,454
Consumer Electronics	14,348	18,431	27,872	36,297
Revenues	67,719	69,732	123,979	134,751
Adjusted Operating Expenses (1)	17,697	15,405	31,854	32,020
Adjusted EBITDA (2)	50,022	54,327	92,125	102,731
Product
Service Provider	51,985	50,298	103,091	101,323
Consumer Electronics	4,092	5,368	8,857	10,761
Other	1,449	2,422	7,702	15,010
Revenues	57,526	58,088	119,650	127,094
Adjusted Operating Expenses (1)	44,503	48,161	91,150	100,297
Adjusted EBITDA (2)	13,023	9,927	28,500	26,797
Corporate:
Adjusted Operating Expenses (1)	12,209	14,020	24,255	27,416
Adjusted EBITDA (2)	(12,209)	(14,020)	(24,255)	(27,416)
Consolidated:
Revenues	125,245	127,820	243,629	261,845
Adjusted Operating Expenses (1)	74,409	77,586	147,259	159,733
Adjusted EBITDA (2)	50,836	50,234	96,370	102,112
Depreciation	4,325	4,448	8,559	8,818
Amortization of intangible assets	19,030	19,236	38,162	38,600
Restructuring and asset impairment charges (benefits)	—	(178)	2,333	1,539
Equity-based compensation	9,917	10,653	18,355	22,716
Transaction and integration costs	6,043	—	6,043	—
Earnout settlement	1,189	—	1,189	—
Contested proxy election costs	—	3,941	—	4,346
Change in franchise tax reserve	154	—	154	—
Operating income	10,178	12,134	21,575	26,093
Interest expense	(10,859)	(11,715)	(21,390)	(24,073)
Interest income and other, net	(14)	(183)	(31)	503
(Loss) income on interest rate swaps	(5,507)	4,399	(18,594)	(5,319)
Loss on debt extinguishment	—	(20)	—	(120)
(Loss) income before income taxes	$(6,202)	$4,615	$(18,440)	$(2,916)

(1)
Adjusted Operating Expenses is defined as operating expenses excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration expenses, changes in contingent consideration and earnout settlements, contested proxy election costs and changes in franchise tax reserves.

(2)
Adjusted EBITDA is defined as operating income excluding depreciation, amortization of intangible assets, restructuring and asset impairment charges, equity-based compensation, transaction, transition and integration expenses, changes in contingent consideration and earnout settlements, contested proxy election costs and changes in franchise tax reserves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Discussions of some of the matters contained in this Quarterly Report on Form 10-Q for Rovi Corporation (the “Company,” “we” or “us”) may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties, including the discussion contained in Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations". We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, completing our pending acquisition of TiVo, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, successfully renewing intellectual property licenses with the major North American service providers and competition in our markets.

In some cases, these forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see Part I, Item 1A., "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by the "Risk Factors" contained in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Except as required by law, we specifically disclaim any obligation to update such forward-looking statements.

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview of Results

Revenue for the three months ended June 30, 2016 decreased by 2% compared to the prior year as a result of a 3% decline in revenue in our Intellectual Property Licensing segment and a 1% decline in revenue in our Product segment. For the three months ended June 30, 2016, 29% of revenue was from our contracts with AT&T Inc. ("AT&T"), Charter Communications, Inc. ("Charter") and Comcast Corporation ("Comcast"). Our Intellectual Property Licensing contract with Comcast expired on March 31, 2016. Our Product relationship with Comcast, primarily a metadata license, remains in effect.

The expiration of our licenses with Comcast and EchoStar Corporation ("EchoStar") / DISH Network Corporation (collectively, "Dish"), as well as the litigation initiated against Comcast and potential litigation against Dish, whose license expired on April 5, 2016, may result in a reduction of revenue and an increase in litigation costs. While the Company anticipates that Comcast and Dish will eventually execute new licenses, the length of time that Comcast and Dish are out of license prior to executing a license is uncertain. When new licenses are executed, the amount of revenue that will be recognized in that period is uncertain and will depend on a variety of factors including license terms such as duration, pricing, licensed products and fields of use, and the duration of the out-of-license period. In addition, while litigation costs may increase, whether the litigation initiated will cause total expenses to increase or decrease longer-term will be a function of several factors, including the length of time Comcast is out of license and whether litigation is necessary with Dish.

For the three months ended June 30, 2016, our net loss was $9.4 million, or $0.11 per diluted share, compared to net income of $3.3 million, or $0.04 per diluted share, in the prior year. The increased loss was primarily the result of changes in the fair value of our interest rate swap portfolio and transaction costs incurred in 2016 associated with the pending TiVo acquisition. These factors were partially offset by costs incurred in 2015 related to a contested proxy election and lower compensation, consulting and infrastructure costs as a result of prior cost saving initiatives.

Pending Acquisition of TiVo

On April 28, 2016, we entered into a definitive agreement (“Merger Agreement”) to acquire TiVo Inc. (“TiVo”), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $10.70 per share, which is comprised of $2.75 per share in cash and $7.95 per share of the common stock of a newly formed holding company that will own Rovi and TiVo. As of July 22, 2016, the aggregate purchase price was approximately $1,048.4 million using Rovi's closing share price of $18.52. The consideration payable in stock is subject to a two-way collar between Rovi stock prices of $16.00 and $25.00. Both companies' boards of directors have approved the transaction. The transaction is subject to approval by Rovi and TiVo stockholders and other customary closing conditions, and is expected to close in the third calendar quarter of 2016. For further details, refer to Note 2 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Comparison of Three and Six Months Ended June 30, 2016 and 2015

The condensed consolidated results of operations for the three and six months ended June 30, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change $	Change %
Revenues	$125,245	$127,820	$(2,575)	(2)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	24,965	25,669	(704)	(3)%
Research and development	24,184	25,733	(1,549)	(6)%
Selling, general and administrative	42,563	40,778	1,785	4%
Depreciation	4,325	4,448	(123)	(3)%
Amortization of intangible assets	19,030	19,236	(206)	(1)%
Restructuring and asset impairment charges (benefits)	—	(178)	178	(100)%
Total costs and expenses	115,067	115,686	(619)	(1)%
Operating income	10,178	12,134	(1,956)	(16)%
Interest expense	(10,859)	(11,715)	856	(7)%
Interest income and other, net	(14)	(183)	169	(92)%
(Loss) income on interest rate swaps	(5,507)	4,399	(9,906)	(225)%
Loss on debt extinguishment	—	(20)	20	(100)%
(Loss) income before income taxes	(6,202)	4,615	(10,817)	(234)%
Income tax expense	3,206	1,277	1,929	151%
Net (loss) income	$(9,408)	$3,338	$(12,746)	(382)%

	Six Months Ended June 30,
	2016	2015	Change $	Change %
Revenues	$243,629	$261,845	$(18,216)	(7)%
Costs and expenses:
Cost of revenues, excluding amortization of intangible assets	47,502	53,799	(6,297)	(12)%
Research and development	46,853	52,270	(5,417)	(10)%
Selling, general and administrative	78,645	80,726	(2,081)	(3)%
Depreciation	8,559	8,818	(259)	(3)%
Amortization of intangible assets	38,162	38,600	(438)	(1)%
Restructuring and asset impairment charges	2,333	1,539	794	52%
Total costs and expenses	222,054	235,752	(13,698)	(6)%
Operating income	21,575	26,093	(4,518)	(17)%
Interest expense	(21,390)	(24,073)	2,683	(11)%
Interest income and other, net	(31)	503	(534)	(106)%
Loss on interest rate swaps	(18,594)	(5,319)	(13,275)	250%
Loss on debt extinguishment	—	(120)	120	(100)%
Loss before income taxes	(18,440)	(2,916)	(15,524)	532%
Income tax expense	8,620	9,216	(596)	(6)%
Net loss	$(27,060)	$(12,132)	$(14,928)	123%

Revenues

For the three months ended June 30, 2016, revenue decreased 2% compared to the prior year as a result of a $2.0 million decrease in revenue in our Intellectual Property Licensing segment and a $0.6 million decrease in revenue in our Product segment. Intellectual Property Licensing generated 54.1% of total revenue for the three months ended June 30, 2016 compared to 54.6% in the prior year.

For the six months ended June 30, 2016, revenue decreased 7% compared to the prior year as a result of a $10.8 million decrease in revenue in our Intellectual Property Licensing segment and a $7.4 million decrease in revenue in our Product segment. Intellectual Property Licensing generated 50.9% of total revenue for the six months ended June 30, 2016 compared to 51.5% in the prior year.

For additional details on the changes in revenue, see the discussion of our segment results below.

Cost of revenues, excluding amortization of intangible assets

Cost of revenues, excluding amortization of intangible assets, consist primarily of service costs, employee-related costs, patent prosecution, maintenance and litigation costs and an allocation of overhead and facilities costs. For the three months ended June 30, 2016, Cost of revenues, excluding amortization of intangible assets, decreased 3% from the prior year primarily due to a $1.3 million decrease in compensation costs, cost saving initiatives resulting in a $0.6 million decrease in consulting costs and a $0.6 million decrease in infrastructure costs as well as a $0.4 million decrease in legal costs, which were partially offset by a $2.5 million increase in patent prosecution and defense costs.

For the six months ended June 30, 2016, Cost of revenues, excluding amortization of intangible assets, decreased 12% from the prior year primarily due to a $3.2 million decrease in compensation costs and cost saving initiatives resulting in a $1.3 million decrease in consulting costs and a $1.0 million decrease in infrastructure costs.

Research and development

Research and development expenses are comprised primarily of employee-related costs, consulting costs and an allocation of overhead and facilities costs. For the three months ended June 30, 2016, Research and development expenses decreased 6% compared to the prior year primarily due to $0.6 million reduction in consulting costs related to our metadata operations and legacy guide products due to cost saving initiatives.

For the six months ended June 30, 2016, Research and development expenses decreased 10% compared to the prior year primarily due to a reduction of $3.4 million in compensation costs and a reduction of $1.8 million in consulting costs related to our metadata operations and legacy guide products due to prior cost saving initiatives.

Selling, general and administrative

Selling expenses are comprised primarily of employee-related costs, including travel costs, advertising costs and an allocation of overhead and facilities costs. General and administrative expenses are comprised primarily of employee-related costs, including travel costs, corporate accounting, consulting, legal and tax fees and an allocation of overhead and facilities costs.

The 4% increase in Selling, general and administrative expenses during the three months ended June 30, 2016 was primarily due to $6.0 million of transaction costs incurred in 2016 associated with the pending TiVo acquisition and a $1.2 million final Veveo earn-out settlement. These cost increases were partially offset by the prior year including $3.9 million of expenses related to a contested proxy election, a $1.0 million decrease in marketing spend and the benefit of prior cost saving initiatives.

The 3% decrease in Selling, general and administrative expenses during the six months ended June 30, 2016 was primarily due to the prior year including $4.3 million of expenses related to a contested proxy election and consulting costs related to planning for license renewals with Charter, AT&T, Comcast and EchoStar. These cost reductions were partially offset by $6.0 million of transaction costs incurred in 2016 associated with the pending TiVo acquisition and a $1.2 million final Veveo earn-out settlement.

We anticipate incurring material transaction, transition and integration-related costs, primarily consisting of information systems investments, employee-related costs, and investment banking, accounting, consulting and legal fees, in connection with closing the acquisition of TiVo and integrating TiVo's operations with the operations of Rovi.

Amortization of intangible assets

For the three and six months ended June 30, 2016, Amortization of intangible assets decreased from the prior year primarily due to certain intangible assets related to past acquisitions becoming fully amortized during the period which was partially offset by additional amortization related to the acquisition of a patent portfolio in January 2016.

Restructuring and asset impairment charges (benefits)

In the three months ended March 31, 2016, we initiated certain facility rationalization activities, including relocating our corporate headquarters from Santa Clara, California to San Carlos, California and consolidating our Silicon Valley operations into the new corporate headquarters, and eliminating a number of positions associated with a reorganization of the sales force structure, downsizing the global services workforce and eliminating certain general and administrative positions. As a result of these actions, Restructuring and asset impairment charges of $2.3 million were recognized in the three months ended March 31, 2016. No Restructuring and asset impairment charges were recognized in the three months ended June 30, 2016.

In conjunction with the disposition of the Rovi Entertainment Store, DivX and MainConcept businesses and the Company's narrowed business focus on discovery, in 2014 we conducted a review of our remaining product development, sales, data operations and general and administrative functions to identify potential cost efficiencies. As a result of this analysis, we took cost reduction actions that resulted in Restructuring and asset impairment benefits of $0.2 million and Restructuring and asset impairment costs of $1.5 million in the three and six months ended June 30, 2015, respectively. Amounts recognized in three and six months ended June 30, 2015 represent adjustments to the amounts originally recorded in connection with the 2014 restructuring actions.

Interest expense

For the three months ended June 30, 2016, Interest expense decreased compared to the prior year primarily due to a decrease in average debt outstanding.

For the six months ended June 30, 2016, Interest expense decreased compared to the prior year primarily due to a lower effective interest rate on the 2020 Convertible Notes compared to the 2040 Convertible Notes, as well as a decrease in average debt outstanding.

Interest income and other, net

For the six months ended June 30, 2016, the decrease in Interest income and other, net was primarily due to an increased foreign currency remeasurement loss of $0.7 million.

(Loss) income on interest rate swaps

We have not designated any of our interest rate swaps as hedges for accounting purposes and therefore changes in the fair value of our interest rate swaps are not offset by changes in the fair value of the related hedged item in our Condensed Consolidated Statements of Operations (see Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference). We generally utilize interest rate swaps to convert the interest rate on a portion of our floating interest rate loans to a fixed interest rate. Under the terms of our interest rate swaps, we generally receive a floating rate of interest and pay a fixed rate of interest. When there is an increase in expected future London Interbank Offering Rate ("LIBOR"), we generally will have a gain when adjusting our interest rate swaps to fair value. When there is a decrease in expected future LIBOR, we generally will have a loss when adjusting our interest rate swaps to fair value.

Loss on debt extinguishment

During the six months ended June 30, 2015, we redeemed $291.0 million in principal of our 2040 Convertible Notes for cash, resulting in a Loss on debt extinguishment of $0.1 million.

Income tax expense

Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are the primary driver of our Income tax expense.

We recorded Income tax expense for the three months ended June 30, 2016 of $3.2 million, which primarily consists of $2.7 million of foreign withholding taxes, a $0.5 million increase in net deferred tax liabilities and $0.2 million of foreign income taxes, which were partially offset by a benefit from state income taxes of $0.3 million. We recorded Income tax expense for the three months ended June 30, 2015 of $1.3 million, which primarily consists of $3.5 million of foreign withholding taxes, $0.5 million of foreign income taxes and a $0.3 million increase in net deferred tax liabilities, partially offset by a $3.2 million benefit from state income taxes, which reflected the settlement of our 2008 California tax return. The year-over-year decrease in foreign withholding taxes was due to a larger portion of license fees the Company received in 2015 coming from licensees in countries that are subject to foreign withholding taxes.

We recorded Income tax expense for the six months ended June 30, 2016 of $8.6 million, which primarily consists of $6.4 million of foreign withholding taxes, a $0.9 million increase in net deferred tax liabilities and $0.8 million of foreign income taxes. We recorded Income tax expense for the six months ended June 30, 2015 of $9.2 million, which primarily consists of $6.7 million of foreign withholding taxes, a $3.6 million increase in net deferred tax liabilities and $1.1 million of foreign income taxes, partially offset by a $2.2 million benefit from state income taxes, which reflected the settlement of our 2008 California tax return. The year-over-year decrease in foreign withholding taxes was due to a larger portion of license fees the Company received in 2015 coming from licensees in countries that are subject to foreign withholding taxes.

Segment Results

We report segment information in the same way management internally organizes the business for assessing performance and making decisions regarding the allocation of resources to the business units. The terms Adjusted Operating Expenses and Adjusted EBITDA in the following discussion use the definitions provided in Note 12 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Intellectual Property Licensing Segment

The Intellectual Property Licensing segment's results of operations for the three and six months ended June 30, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change $	Change %
Service Provider	$53,371	$51,301	$2,070	4%
Consumer Electronics	14,348	18,431	(4,083)	(22)%
Intellectual Property Licensing Revenues	67,719	69,732	(2,013)	(3)%
Adjusted Operating Expenses	17,697	15,405	2,292	15%
Adjusted EBITDA	$50,022	$54,327	$(4,305)	(8)%
Adjusted EBITDA Margin	73.9%	77.9%

	Six Months Ended June 30,
	2016	2015	Change $	Change %
Service Provider	$96,107	$98,454	$(2,347)	(2)%
Consumer Electronics	27,872	36,297	(8,425)	(23)%
Intellectual Property Licensing Revenues	123,979	134,751	(10,772)	(8)%
Adjusted Operating Expenses	31,854	32,020	(166)	(1)%
Adjusted EBITDA	$92,125	$102,731	$(10,606)	(10)%
Adjusted EBITDA Margin	74.3%	76.2%

For the three months ended June 30, 2016, Intellectual Property Licensing revenue decreased 3% compared to the prior year as a 4% increase in Service Provider revenue was more than offset by a 22% decrease in revenue from CE manufacturers. Service Provider revenue increased primarily due to the current quarter including agreements which included catch-up payments to make us whole for the pre-license period of use, the benefit of certain multiple system operator households being acquired by licensees paying a higher effective rate and $0.5 million in revenue from patent sales, partially offset by the prior period benefiting from a third party IPG provider for set-top boxes executing a bulk purchase of IPG licenses and Comcast being out of license during the current period.

For the six months ended June 30, 2016, Intellectual Property Licensing revenue decreased 8% compared to the prior year due to a 2% decrease in Service Provider revenue and a 23% decrease in revenue from CE manufacturers. Service Provider revenue decreased primarily due to the prior period benefiting from a third party IPG provider of set-top boxes executing a bulk purchase of IPG licenses and Comcast being out of license in the current period. These decreases more than offset the benefit from the current period including catch-up payments to make us whole for the pre-license period of use, the benefit of certain multiple system operator households being acquired by licensees paying a higher effective rate and $0.5 million in revenue from patent sales.

During 2016, we expanded our business strategy of monetizing our intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of our ongoing major or central operations and activities of monetizing intellectual property, we now record the related proceeds from patent sales as revenue. Service Provider Intellectual Property Licensing revenue for the three and six months ended June 30, 2016 includes $0.5 million related to a patent sale. We expect additional patent sales in the future.

The decrease in revenue from Consumer Electronics ("CE") manufacturers for the three and six months ended June 30, 2016 was primarily due to a decrease in our licensees' market share, combined with continuing pressures on their business models, which has caused our revenue from CE manufacturers to decline. Such declines could continue unless we are able to successfully license new entrants to this market.

Intellectual Property Licensing Adjusted Operating Expenses increased 15% during the three months ended June 30, 2016 primarily due to a $2.5 million increase in patent prosecution and defense costs. Intellectual Property Licensing Adjusted Operating Expenses decreased 1% during the six months ended June 30, 2016 primarily due to cost saving initiatives resulting in a decrease in consulting costs, which was partially offset by higher compensation costs.

Product Segment

The Product segment's results of operations for the three and six months ended June 30, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change $	Change %
Service Provider	$51,985	$50,298	$1,687	3%
Consumer Electronics	4,092	5,368	(1,276)	(24)%
Other	1,449	2,422	(973)	(40)%
Product Revenues	57,526	58,088	(562)	(1)%
Adjusted Operating Expenses	44,503	48,161	(3,658)	(8)%
Adjusted EBITDA	$13,023	$9,927	$3,096	31%
Adjusted EBITDA Margin	22.6%	17.1%

	Six Months Ended June 30,
	2016	2015	Change $	Change %
Service Provider	$103,091	$101,323	$1,768	2%
Consumer Electronics	8,857	10,761	(1,904)	(18)%
Other	7,702	15,010	(7,308)	(49)%
Product Revenues	119,650	127,094	(7,444)	(6)%
Adjusted Operating Expenses	91,150	100,297	(9,147)	(9)%
Adjusted EBITDA	$28,500	$26,797	$1,703	6%
Adjusted EBITDA Margin	23.8%	21.1%

For the three months ended June 30, 2016, Product revenue decreased 1% compared to the prior year as a 3% increase in Service Provider revenue was more than offset by declines in CE revenue and Other revenue. Service Provider revenue increased primarily due to growth in metadata and a catch up payment from a cash basis international customer, which were partially offset by a decrease in advertising revenue as a result of the expiration of the Comcast license during the period which provided for a share of the in-guide advertising revenue. The decrease in CE revenue was primarily due to a decrease in the number of units shipped that incorporate our products. The decrease in Other revenue was the result of the continuing decline in Analog Content Protection revenue. Analog Content Protection revenue is expected to continue to decline in the future.

For the six months ended June 30, 2016, Product revenue decreased 6% compared to the prior year as as a 2% increase in Service Provider revenue was more than offset by declines in CE revenue and Other revenue. Service Provider revenue increased primarily due to growth in metadata and analytics and a catch up payment from a cash basis international customer, which were partially offset by a decrease in advertising revenue as a result of the expiration of the Comcast license during the period which provided for a share of the in-guide advertising revenue. The decrease in CE revenue was primarily due to a decrease in the number of units shipped that incorporate our products. The decrease in Other revenue was the result of the continuing decline in Analog Content Protection revenue, as well as the six months ended June 30, 2015 including a significant perpetual license fee from a manufacturer of set-top boxes. Analog Content Protection revenue is expected to continue to decline in the future.

Product Adjusted Operating Expenses decreased 8% and 9% for the three and six months ended June 30, 2016, respectively, compared to the prior year primarily as a result of a decrease in spending on our metadata operations and legacy guide products due to cost saving initiatives as well as a reduction in compensation and consulting costs.

Corporate

Corporate costs for the three and six months ended June 30, 2016 compared to the prior year were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change $	Change %
Adjusted Operating Expenses	$12,209	$14,020	$(1,811)	(13)%

	Six Months Ended June 30,
	2016	2015	Change $	Change %
Adjusted Operating Expenses	$24,255	$27,416	$(3,161)	(12)%

For the three and six months ended June 30, 2016, Corporate Adjusted Operating Expenses decreased primarily due to a decrease in compensation, consulting and marketing costs.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by our operations. We believe our cash position remains strong and our cash, cash equivalents and marketable securities and anticipated cash flow provided by operations, supplemented with access to capital markets as necessary, are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, interest payments and income tax payments in addition to investments in future growth opportunities and share repurchases for at least the next twelve months. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to sufficient capital resources under such conditions.

As of June 30, 2016, we had $151.3 million in Cash and cash equivalents, $122.6 million in Short-term marketable securities and $80.2 million in Long-term marketable securities. Our cash, cash equivalents and marketable securities are held in numerous locations around the world, with $214.9 million held by our foreign subsidiaries as of June 30, 2016. Due to our net operating loss carryforwards, we could repatriate amounts to the U.S. with minimal income tax impacts.

Sources and Uses of Cash

Cash flows for the six months ended June 30, 2016 compared to the prior year were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change $	Change %
Net cash provided by operating activities of continuing operations	$45,984	$65,748	$(19,764)	(30)%
Net cash provided by investing activities	3,309	42,391	(39,082)	(92)%
Net cash used in financing activities	(963)	(146,166)	145,203	(99)%
Net cash used in discontinued operations	—	(194)	194	(100)%
Effect of exchange rate changes on cash and cash equivalents	1,269	(407)	1,676	(412)%
Net increase (decrease) in cash and cash equivalents	$49,599	$(38,628)	$88,227	(228)%

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2016 decreased $19.8 million primarily due to prepaying a third party for an intellectual property license in 2016 and a decrease in net income. The availability of cash generated by our operations in the future could be affected by business risks including, but not limited to, the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Net cash provided by investing activities for the six months ended June 30, 2016 decreased $39.1 million due to a decrease in net proceeds from net sales and maturities of marketable securities of $28.3 million and higher spending on capital expenditures associated with relocating our corporate headquarters to San Carlos, California. The six months ended June 30, 2016 includes a payment of $2.5 million for the purchase of a patent portfolio. We anticipate capital expenditures to grow our business and strengthen our operations infrastructure of between $25 million and $30 million for the full year 2016.

Net cash provided by financing activities for the six months ended June 30, 2016 included the receipt of $7.3 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan, $4.0 million in tax withholding payments from the net share settlement of restricted stock units and $3.5 million in principal payments on our Term Loan Facility B. Net cash used in financing activities for the six months ended June 30, 2015 included $287.4 million in principal payments on our 2040 Convertible Notes and the issuance of $345.0 million in principal of our 2020 Convertible Notes. Using proceeds from the 2020 Convertible Notes, we repaid $100.0 million which had been borrowed against our Revolving Facility in February 2015, in part, to extinguish a portion of the 2040 Convertible Notes. In connection with issuing the 2020 Convertible Notes, we purchased a call option to manage the potential dilution to earnings per share from conversion of the 2020 Convertible Notes and sold a warrant for a net cash payment of $33.5 million. The six months ended June 30, 2015 also includes the payment of $5.1 million in contingent consideration related to previous acquisitions. In addition, during the six months ended June 30, 2015 we used $104.5 million to repurchase shares of our common stock and received $5.9 million from the exercise of employee stock options and sales of stock through our employee stock purchase plan.

On April 29, 2015, our Board of Directors authorized the repurchase of up to $125.0 million of our common stock.  The April 2015 authorization includes any amounts which were outstanding under previously authorized stock repurchase programs. As of June 30, 2016, our remaining stock repurchase authorization was $50.5 million.

Pending Acquisition of TiVo

On April 28, 2016, we entered into a Merger Agreement to acquire TiVo Inc. (“TiVo”) for $10.70 per share comprised of $2.75 per share in cash and $7.95 per share of the common stock of a newly formed holding company that will own Rovi and TiVo. As of July 22, 2016, the aggregate purchase price was approximately $1,048.4 million using Rovi's closing share price of $18.52. The consideration payable in stock is subject to a two-way collar between Rovi stock prices of $16.00 and $25.00, with the Rovi stock price based on the average volume weighted average Rovi stock price over the fifteen trading days ending three trading days prior to the transaction closing. If our share price increases between the date of the Merger Agreement and the transaction closing date, TiVo stockholders will receive fewer shares (a lower exchange ratio) until our share price reaches $25.00, at which point ownership and exchange ratio will be fixed at 0.3180 per share. Conversely, if our share price decreases between the date of the Merger Agreement and the transaction closing date, TiVo stockholders will receive more shares until our stock price reaches $18.71. Between a share price of $18.71 (an exchange ratio of 0.4250 per share) and $16.00 (an exchange ratio of 0.4969 per share), we have the option to pay incremental cash instead of issuing more shares. Depending on what we elect to do if our stock price is between $16.00 and $18.71, the cash consideration could range from approximately $265 million to $376 million. If our stock price is below $16.00, we have the option to select an exchange ratio between 0.4250 and 0.4969 and the cash consideration would be calculated based on the exchange ratio selected, but in no event will the cash consideration be more than $3.90 per share.

The closing of the transaction will also trigger a fundamental change under the indenture governing TiVo’s $230 million 2% convertible senior notes due 2021, which will require TiVo to offer to repurchase the notes at par plus accrued and unpaid interest. We anticipate most, if not all, of the TiVo noteholders will require TiVo to repurchase their notes. The transaction’s cash consideration and the repurchase of the TiVo 2% convertible senior notes will be funded from the cash and marketable securities on hand at the combined company.

Capital Resources

The outstanding principal and carrying amount of debt we issued were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Outstanding Principal	Carrying Amount	Outstanding Principal	Carrying Amount
2020 Convertible Notes	$345,000	$290,856	$345,000	$284,241
Term Loan Facility B	686,000	679,973	689,500	682,915
Total	$1,031,000	$970,829	$1,034,500	$967,156

During the next twelve months, $7.0 million of outstanding principal is scheduled to mature. For more information on our borrowings, see Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

We believe there have been no changes to our internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

On April 28, 2016, the Company entered into a definitive agreement to acquire TiVo Inc. (“TiVo”), a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions, for $10.70 per share, which is comprised of $2.75 per share in cash and $7.95 per share of the common stock of a newly formed holding company (“HoldCo”) that will own Rovi and TiVo following two mergers. In light of that announcement, the Company has modified the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference, to add the following risk factors:

Rovi cannot be sure of the market value of the shares of HoldCo common stock to be issued upon completion of the mergers.

The market values of Rovi common stock at the time of the mergers may vary significantly from its prices on the date the merger agreement was executed, and the date on which Rovi stockholders vote on the mergers. The market value of the HoldCo common stock issued in the mergers and the Rovi common stock surrendered in the mergers may be higher or lower than the values of these shares on earlier dates. 100% of the Rovi merger consideration to be received by Rovi stockholders will be HoldCo common stock. The purchase price for the TiVo common stock is designed to be valued at $10.70 per share at average Rovi stock prices from $16.00 to $25.00, comprised partially of cash and partially of shares of HoldCo common stock in an amount based on an exchange ratio, subject to a two-way collar adjustment, and with the HoldCo common stock component of the purchase price valued based on the average Rovi stock price. Under the merger agreement, the exchange ratio is subject to a two-way collar adjustment depending on the average Rovi stock price, and if the average Rovi stock price is less than $18.71, Rovi's exchange ratio election, and that adjustment could result in more or less shares of HoldCo common stock being issued to TiVo stockholders, and more or less cash being payable to TiVo stockholders.

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

In addition, it is possible that the mergers may not be completed until a significant period of time has passed after the special meetings. As a result, the market values of Rovi common stock may vary significantly from the date of the special meetings to the date of the completion of the mergers. There is no assurance that the mergers will be completed, that there will not be a delay in the completion of the mergers or that all or any of the anticipated benefits of the mergers will be obtained.

Obtaining required regulatory approvals may prevent or delay completion of the mergers or reduce the anticipated benefits of the mergers or may require changes to the structure or terms of the mergers.

Consummation of the mergers is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the mergers under the Hart-Scott-Rodino ("HSR") Act. The HSR waiting period was terminated on July 8, 2016, but at any time before or after the mergers are consummated, the Department of Justice, the Federal Trade Commission, or U.S. state attorneys general or foreign governmental authorities could take action under the antitrust laws against the mergers, including seeking to enjoin completion of the mergers, condition completion of the mergers upon the divestiture of assets of Rovi, TiVo or their subsidiaries or impose restrictions on HoldCo’s post-merger operations. These could negatively affect the results of operations and financial condition of the combined company following completion of the mergers. Any such requirements or restrictions may prevent or delay completion of the mergers or may reduce the anticipated benefits of the mergers, which could also have a material adverse effect on the combined company’s business and cash flows, financial condition and results of operations.

Failure to successfully combine the businesses of Rovi and TiVo, or to achieve integration in the expected time frame may adversely affect HoldCo’s future results.

The success of the mergers will depend, in part, on HoldCo’s ability to realize the anticipated benefits from combining the businesses of Rovi and TiVo. To realize these anticipated benefits, including the cost synergies being forecast, the businesses of Rovi and TiVo must be successfully combined. Historically, Rovi and TiVo have been independent companies, and they will continue to be operated as such until the completion of the mergers. The management of HoldCo may face significant challenges in consolidating the functions of TiVo and Rovi, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel. For example, the management of HoldCo may delay taking certain actions to consolidate functions because doing so might trigger costs under TiVo’s employee change of control benefits, or management of HoldCo may take such actions and incur incremental costs. If the combined company is not successfully integrated or such integration is delayed, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the mergers may also disrupt each company’s ongoing businesses and/or adversely affect our relationships with employees, customers, regulators and others with whom we have business or other dealings.

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

Rovi has agreed that it will not solicit, initiate, knowingly encourage or take any other action designed to facilitate inquiries or the making of any proposals which may reasonably be expected to lead to any takeover proposal, engage in discussions or negotiations regarding takeover proposals, provide any confidential information or data in relation to a takeover proposal, approve or recommend (or propose publicly to do the same) any takeover proposal or any letter of intent, merger agreement or similar agreement related to any takeover proposal, subject to limited exceptions, including that a party may take certain actions in the event it receives an unsolicited takeover proposal that constitutes a superior proposal or is reasonably expected to lead to a superior proposal, and the party’s board of directors determines in good faith, after consultation with its outside legal counsel, that a failure to take action with respect to such takeover proposal would be inconsistent with its fiduciary duties. Rovi has also agreed that its board of directors will not change its recommendation to its stockholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to stockholder approval, the board of directors may make a change in recommendation (i) in response to an intervening event (as defined in the merger agreement) and the board concludes in good faith, after consultation with its outside legal counsel, that the failure to take such action would be inconsistent with the exercise of its fiduciary duties to Rovi’s stockholders under applicable laws; or (ii) in response to a superior proposal, if the board of directors concludes that a failure to change its recommendation would be inconsistent with the exercise of its fiduciary duties to Rovi’s stockholders under applicable laws and, if requested by TiVo, Rovi’s representatives shall have negotiated in good faith with TiVo for five business days (and in the case of any material amendment or modification to such superior proposal, for a period expiring upon the later to occur of three business days and the end of such five business day period) regarding any revisions to the terms of the transactions contemplated by the merger agreement proposed by TiVo in response to such superior proposal. The merger agreement also requires Rovi to call, give notice of and hold a meeting of its stockholders for the purposes of obtaining the applicable stockholder approval. This special meeting requirement does apply to Rovi in the event that the merger agreement is terminated in accordance with its terms. In addition, under specified circumstances, Rovi may be required to pay TiVo a termination fee of $36.6 million or $9.15 million (depending on the specific circumstances) if the merger is not consummated. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Rovi from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower price per share to acquire Rovi than it might otherwise have been willing to pay.

Failure to complete the mergers could negatively impact the stock price, business and financial results of Rovi.

If the mergers are not completed, the ongoing business of Rovi may be adversely affected and Rovi will be subject to several risks and consequences, including the following:

•	Rovi may be required, under certain circumstances, to pay TiVo a termination fee of $36.6 million or $9.15 million (depending on the specific circumstances);

•
Rovi will be required to pay certain costs relating to the mergers, whether or not the mergers are completed, such as significant fees and expenses relating to legal, accounting, financial advisor, regulatory and printing fees;

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

Rovi expects that it and HoldCo will incur significant, non-recurring costs in connection with consummating the mergers and integrating the operations of Rovi and TiVo. Rovi may incur additional costs to maintain employee morale and to retain key employees. Rovi will also incur significant fees and expenses relating to legal, accounting and other transaction fees and other costs associated with the mergers. Some of these costs are payable regardless of whether the mergers are completed. Moreover, under specified circumstances, Rovi may be required to pay a termination fee of $36.6 million or $9.15 million (depending on the specific circumstances) if the merger is not consummated.

Rovi and, subsequently, the combined company must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the mergers, and failure to do so could negatively affect the combined company.

For the mergers to be successful, during the period before the mergers are completed, Rovi must continue to retain, motivate and recruit executives and other key employees. Moreover, the combined company must be successful at retaining and motivating key employees following the completion of the mergers. Experienced employees in the industries in which Rovi operates are in high demand and competition for their talents can be intense. Employees of both Rovi and TiVo, and potential recruits to the companies, may experience uncertainty about their future role with the combined company until, or even after, strategies with regard to the combined company are announced or executed. The potential distractions of the mergers may adversely affect the ability of Rovi or, following completion of the mergers the combined company, to retain, motivate and recruit executives and other key employees and keep them focused on applicable strategies and goals. A failure by Rovi or, following the completion of the mergers, the combined company, to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the mergers could have a negative impact on the business of Rovi or the combined company.

A lawsuit has been filed against several members of the TiVo board challenging the mergers, and an adverse ruling in such lawsuit, or any similar lawsuit that may be filed, may prevent the mergers from becoming effective or from becoming effective within the expected timeframe.
On July 14, 2016, purported TiVo shareholders filed a putative lawsuit on behalf of a class of TiVo stockholders in the Delaware Chancery Court, captioned Northern California Pipe Trades Trust Fund, et al., v. Peter Aquino, et al., Case No. 12560. The lawsuit names members of the TiVo board as defendants and asserts claims against them for breach of fiduciary duty in connection with the mergers. The lawsuit seeks, among other things, to enjoin the defendants from completing the mergers on the agreed-upon terms.

One of the conditions to the closing of the mergers is that no order (other than any foreign antitrust or competition law related order) has been enforced, enacted or issued or is applicable to the mergers or other transactions contemplated by the merger agreement by any governmental entity which prohibits, restrains or makes illegal the consummation of the mergers or other transactions contemplated by the merger agreement. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the mergers on the agreed upon terms, then such injunction may prevent the mergers from becoming effective, or from becoming effective within the expected timeframe.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of its common stock during the three months ended June 30, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2016	—	$—	—	$50,472.6
May 2016	—	$—	—	$50,472.6
June 2016	—	$—	—	$50,472.6
Total	—	$—	—

(1)
Excludes shares withheld to satisfy minimum statutory tax withholding requirements in connection with the net share settlement of restricted stock units. During the three months ended June 30, 2016, the Company withheld 16.8 thousand shares of common stock to satisfy $0.3 million of required withholding taxes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Merger dated as of April 28, 2016, by and among Rovi Corporation, TiVo Inc., Titan Technologies Corporation, Nova Acquisition Sub, Inc. and Titan Acquisition Sub, Inc.	8-K	5/4/2016	2.1
3.01	Certificate of Designation of Series A Junior Participating Preferred Stock of Rovi Corporation filed with the Secretary of the State of Delaware on May 3, 2016	8-A	5/4/2016	3.1
3.02	First Amendment to the Amended and Restated Bylaws of Rovi Corporation	8-K	5/4/2016	3.2
4.01	Section 382 Rights Agreement, dated as of April 28, 2016, by and between Rovi Corporation and American Stock Transfer & Trust Company, LLC	8-A	5/4/2016	4.1
10.01*	Rovi Corporation 2008 Equity Incentive Plan, as amended April 27, 2016	S-8	5/5/2016	99.1
10.02*	Rovi Corporation 2008 Employee Stock Purchase Plan, as amended April 27, 2016	S-8	5/5/2016	99.7
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				**
32.02	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002				**
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROVI CORPORATION
Authorized Officer:
Date:	By:	/s/ Thomas Carson
August 2, 2016		Thomas Carson
President and Chief Executive Officer

Principal Financial Officer:
Date:	By:	/s/ Peter C. Halt
August 2, 2016		Peter C. Halt
Chief Financial Officer

Principal Accounting Officer:
Date:	By:	/s/ Wesley Gutierrez
August 2, 2016		Wesley Gutierrez
Chief Accounting Officer and Treasurer